Form 10-Q
period 1996-03-31
CROWN RESOURCES CORP
filed 1996-05-15
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                              ---------------

                                 FORM 10-Q

(Mark One)

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                               -------------------------------

                                     OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ---------------

                     Commission file number     0-17480
                                            ---------------

                        CROWN RESOURCES CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Washington                                    84-1097086
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

            1675 Broadway, Suite 2400, Denver, Colorado       80202
- --------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  (303) 534-1030
                                                   ----------------

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /  No /   /

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares outstanding as of April 30, 1996: 13,187,984 shares of common stock, $0.01 par value.

                             TABLE OF CONTENTS


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1    Consolidated Financial Statements.............................  3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings...............................................  9

  Item 2  Changes in Securities...........................................  9

  Item 3  Defaults Upon Senior Securities.................................  9

  Item 4  Submission of Matters to a Vote
            of Security Holders...........................................  9

  Item 5  Other Information...............................................  9

  Item 6  Exhibits and Reports on Form 8-K................................  9


SIGNATURES................................................................ 10

                       PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        CROWN RESOURCES CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                March 31,             December 31,
(in thousands)                                    1996                   1995
                                               -----------            ------------

                                   Assets
Current assets:
  Cash and cash equivalents                       $ 9,208                $ 7,623
  Short-term investments                              135                    135
  Bullion inventories                                  67                     43
  Prepaid expenses and other                          330                    424
                                                  -------                -------
    Total current assets                            9,740                  8,225

Mineral properties, net                            28,000                 27,267

Other assets:
  Debt issuance costs, net                            553                    579
  Other                                               486                    593
                                                  -------                -------
                                                    1,039                  1,172
                                                  -------                -------
                                                  $38,779                $36,664
                                                  =======                =======

                    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                $   324                $   304
  Other                                                75                    289
                                                  -------                -------
    Total current liabilities                         399                    593

Long term liabilities:
  Convertible debentures                           15,000                 15,000
  Deferred income taxes                             1,504                    857
  Other                                                 -                     47
                                                  -------                -------
                                                   16,504                 15,904

Minority interest in consolidated
   subsidiary                                       3,472                  1,737

Stockholders' equity:
  Preferred stock, $0.01 par value                      -                      -
  Common stock, $0.01 par value                       132                    132
  Additional paid-in capital                       27,887                 27,549
  Accumulated deficit                              (9,617)                (9,242)
  Unrealized gain (loss) on
    marketable equity securities                        2                     (9)
                                                  -------                -------
                                                   18,404                 18,430
                                                  -------                -------
                                                  $38,779                $36,664
                                                  =======                =======

See Notes to Consolidated Financial Statements.

                        CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                        Three months ended March 31,
(in thousands, except per                  ---------------------
 share amounts)                             1996           1995
                                           ------         ------
Revenues:
  Royalty income                           $   42         $  148
  Interest income                             124            177
                                           ------         ------
                                              166            325
                                           ------         ------

Costs and expenses:
  Depreciation, depletion and
   amortization                                33             62
  General and administrative                  437            419
  Interest expense                            243            243
  Abandonment and impairment of
   mining claims and leases                    11              5
  Other, net                                    6            (19)
                                           ------         ------

                                              730            710
                                           ------         ------

Loss before income taxes and minority
 interest                                    (564)          (385)

Income tax benefit                           (144)          (107)
                                           ------         ------

Loss before minority interest                (420)          (278)

Minority interest in loss of subsidiary        45             33
                                           ------         ------

Net loss                                  $  (375)       $  (245)
                                          =======        =======

Net loss per common and
 common equivalent share                  $ (0.03)       $ (0.02)
                                          =======        =======

Weighted average number of
 common and common equivalent
 shares outstanding                        13,176         13,156
                                          =======        =======

See Notes to Consolidated Financial Statements.

                        CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Three months ended March 31,
(in thousands)                                           1996           1995
                                                      ----------    --------
Operating activities:
  Net loss                                             $   (375)     $  (245)
  Adjustments:
    Depreciation, depletion & amortization                   59           88
    Deferred income taxes                                  (144)        (107)
    Abandonment of mining claims
      and leases                                             11            5
    Minority interest                                       (45)         (33)
    Changes in operating assets and liabilities:
      Inventories                                           (24)          42
      Prepaid expenses and other                              6         (135)
      Accounts payable and other
        current liabilities                                (194)        (422)
                                                        -------      -------
    Net cash used in operating activities                  (706)        (807)
                                                        -------      -------

Investing activities:
  Additions to mineral properties                          (510)        (676)
  Receipts on mineral property transactions                  88            -
  Decrease in other assets                                   50            6
                                                        -------      -------
    Net cash used in investing activities                  (372)        (670)
                                                        -------      -------

Financing activities:
  Common stock issued under options                          53            -
  Issuance of common stock of subsidiary                  2,610            -
                                                        -------      -------
    Net cash provided by financing activities             2,663            -
                                                        -------      -------

Net increase (decrease) in cash and cash equivalents      1,585       (1,477)

Cash and cash equivalents, beginning
  of period                                               7,623       12,253
                                                        -------      -------

Cash and cash equivalents, end of period                $ 9,208      $10,776
                                                        =======      =======

Supplemental disclosure of cash
  flow information:
    Cash paid (received) during the period for:
      Interest                                          $   432      $   432
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                               15           -
      Acquisition of additional interest in subsidiary      240           -


See Notes to Consolidated Financial Statements.

                        CROWN RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

      The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the three months ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

      These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation and except for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

      The Company adopted SFAS No. 121 effective January 1, 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of operations

The Company had a net loss of $375,000, or $0.03 per share, for the first quarter of 1996 compared with a net loss of $245,000, or $0.02 per share, for the first quarter of 1995. The higher loss in 1996 is primarily the result of lower revenues in the current quarter.

Revenues for the first quarter of 1996 were $166,000 compared with $325,000 for first quarter 1995. Included in total revenues were royalty income of $42,000 and $148,000 and interest income of $124,000 and $177,000 in 1996 and 1995, respectively. The lower royalty income in 1996 is due to lower royalties from 1996 Kendall mine production, somewhat offset by 1996 income recognized from the Company's royalty interest in the Lamefoot deposit at the Kettle River mine in Washington.

General and administrative expenses in first quarter 1996 were $437,000 compared with expenses of $419,000 in first quarter 1995. Interest expense of $243,000 for first quarter 1996 was the same as in the year earlier quarter.

Liquidity and Capital Resources

During the current quarter, the Company spent $510,000 for mineral property additions, primarily for exploration activities on its projects in Peru and Argentina, which are held through its 60.4%- owned subsidiary, Solitario Resources Corporation ("Solitario"). The Company has budgeted approximately $2,500,000 of exploration- related expenditures for the full year of 1996, including approximately $2,100,000 to be spent in South America by Solitario.

During the first quarter of 1996, the Company sold 1,570,000 of its shares in Solitario, receiving net proceeds of $2,566,000 from the market transaction. The Company reinvested the proceeds by acquiring 1,570,000 new shares of Solitario through a private placement into Solitario. Also during the quarter, previously issued warrants to purchase 553,686 Solitario shares at Cdn$2.50 (approximately $1.82) per share were exercised, including 529,000 warrants exercised by the Company. Net proceeds from third party exercises were approximately $44,000.

Working capital at March 31, 1996 was $9,341,000 compared with $7,632,000 at December 31, 1995. Cash and cash equivalents at March 31, 1996 were $9,208,000, including $4,025,000 held in Solitario.

The Company's revenues in 1996 are expected to decline from last year's levels, due primarily to lower expected royalty revenues from the Kendall mine in Montana. The Company believes, however, that its existing funds and projected sources of funds will be sufficient to finance its currently planned activities for the foreseeable future.

The Company's long term funding opportunities and operating results are to a large extent dependent on the successful commencement of commercial production at the Crown Jewel project. The property, which is currently undergoing permitting, is currently expected to begin operation in 1998.

The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Business, Properties and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 1995.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        None

Item 2. Changes in Securities
        ---------------------

        Not Applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits: The exhibits as indexed on page 11 of this Report are included as a part of this Form 10-Q.

(b)   Reports on Form 8-K:

      None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CROWN RESOURCES CORPORATION






May  15, 1996                     By: JOHN A. LABATE
- -----------------------------         ------------------------------------
Date                                  John A. Labate
                                      Vice President and Chief
                                      Financial Officer (Principal
                                      Financial and Accounting
                                      Officer)

                             INDEX TO EXHIBITS


Exhibit
Number      Description                                           Page No.
- -------     -----------                                           --------

  27        Financial Data Schedule