Form 10-Q
period 1996-06-30
CROWN RESOURCES CORP
filed 1996-08-07
CIK 841555

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                               -------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                              ---------------   ---------------
                        COMMISSION FILE NUMBER 0-17480
                                               -------

                          CROWN RESOURCES CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           WASHINGTON                                  84-1097086
- -------------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

 1675 BROADWAY SUITE 2400, DENVER, COLORADO                        80202
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (303) 534-1030
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares outstanding as of July 31, 1996: 13,187,984 shares of common stock, $0.01 par value.

                               TABLE OF CONTENTS
                               -----------------


                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements................... 3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....... 7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings................................... 9

  Item 2  Changes in Securities............................... 9

  Item 3  Defaults Upon Senior Securities..................... 9

  Item 4  Submission of Matters to a Vote
            of Security Holders............................... 9

  Item 5  Other Information................................... 9

  Item 6  Exhibits and Reports on Form 8-K.................... 9

SIGNATURES....................................................10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Consolidated Financial Statements
        ---------------------------------

                          CROWN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                              June 30,      December 31,
                                              --------      ------------
(in thousands)                                  1996            1995
                                              --------      ------------
                                    ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                   $ 8,197         $ 7,623
  Short-term investments                           88             135
  Bullion inventories                              88              43
  Prepaid expenses and other                      401             424
                                              -------         -------
    TOTAL CURRENT ASSETS                        8,774           8,225

MINERAL PROPERTIES, NET                        28,688          27,267

OTHER ASSETS:
  Debt issuance costs, net                        528             579
  Other                                           446             593
                                             --------         -------
                                                  974           1,172
                                             --------         -------
                                             $ 38,436         $36,664
                                             ========         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $    360         $   304
  Other                                           292             289
                                             --------         -------
    TOTAL CURRENT LIABILITIES                     652             593

LONG TERM LIABILITIES:
  Convertible debentures                       15,000          15,000
  Deferred income taxes                         1,413             857
  Other                                             -              47
                                             --------         -------
                                               16,413          15,904

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                   3,358           1,737

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value                  -               -
  Common stock, $0.01 par value                   132             132
  Additional paid-in capital                   27,887          27,549
  Accumulated deficit                         (10,002)         (9,242)
  Unrealized loss on marketable
    equity securities                              (4)             (9)
                                             --------         -------
                                               18,013          18,430
                                             --------         -------
                                             $ 38,436         $36,664
                                             ========         =======

See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



(in thousands, except per              Three months ended June 30,    Six months ended June 30,
 share amounts)                       -----------------------------  ---------------------------
                                           1996           1995           1996          1995
                                      --------------  -------------  ------------  -------------

REVENUES:
  Mineral property option proceeds          $   151        $    -        $   151        $    -
  Royalty income                                 80            114           122            262
  Interest income                               110            153           234            330
                                            -------        -------       -------        -------
                                                341            267           507            592
                                            -------        -------       -------        -------


COSTS AND EXPENSES:
  Depreciation, depletion and
   amortization                                  57             75            90            137
  General and administrative                    479            694           916          1,113
  Interest expense                              242            242           485            485
  Abandonment and impairment of
   mining claims and leases                     153             (2)          164              3
  Other, net                                     (3)            (9)            3            (28)
                                            -------        -------       -------        -------

                                                928          1,000         1,658          1,710
                                            -------        -------       -------        -------

LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                             (587)          (733)       (1,151)        (1,118)

INCOME TAX BENEFIT                              (89)          (225)         (233)          (332)
                                            -------        -------       -------        -------

LOSS BEFORE MINORITY INTEREST                  (498)          (508)         (918)          (786)

MINORITY INTEREST IN LOSS OF
 SUBSIDIARY                                     113             40           158             73
                                            -------        -------       -------        -------

NET LOSS                                    $  (385)       $  (468)      $  (760)       $  (713)
                                            =======        =======       =======        =======

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE                    $ (0.03)       $ (0.03)      $ (0.06)       $ (0.05)
                                            =======        =======       =======        =======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                          13,188         13,156        13,182         13,156
                                            =======        =======       =======        =======




See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Six months ended June 30,
                                                       -------------------------
(in thousands)                                           1996            1995
                                                       ---------      ----------

OPERATING ACTIVITIES:
  Net loss                                             $  (760)         $  (713)
  Adjustments:
    Depreciation, depletion & amortization                 141              188
    Deferred income taxes                                 (233)            (332)
    Abandonment of mining claims
      and leases                                           164                3
    Minority interest                                     (158)             (73)
    Changes in operating assets and liabilities:
      Inventories                                          (45)             (33)
      Prepaid expenses and other                           (65)             (73)
      Accounts payable and other
        current liabilities                                 59             (268)
                                                       -------          -------
    Net cash used in operating activities                 (897)          (1,301)
                                                       -------          -------

INVESTING ACTIVITIES:
  Additions to mineral properties                       (1,359)          (1,609)
  Sale of short-term investments                            47                8
  Receipts on mineral property transactions                 96               -
  Decrease in other assets                                  24               19
                                                       -------          -------
    Net cash used in investing activities               (1,192)          (1,582)
                                                       -------          -------

FINANCING ACTIVITIES:
  Common stock issued under options                         53               -
  Issuance of common stock of subsidiary                 2,610               -
                                                       -------          -------
    Net cash provided by financing activities            2,663               -
                                                       -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       574           (2,883)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                              7,623           12,253
                                                       -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 8,197          $ 9,370
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


See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the six months ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        ------------------------------------


RESULTS OF OPERATIONS
- ---------------------

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

The Company had a net loss of $385,000, or $0.03 per share, for the second quarter of 1996 compared with a loss of $468,000, or $0.03 per share, for the second quarter of 1995.

Total revenues for the second quarter of 1996 were $341,000 compared with $267,000 for second quarter 1995. During the current quarter, the Company received $151,000 of mineral property option proceeds, while there were no such receipts in the year earlier quarter.

Royalty and interest income for the second quarter of 1996 were $80,000 and $110,000, respectively, compared with $114,000 and $153,000, respectively, for second quarter 1995. The lower royalty income in 1996 was primarily the result of lower royalties from the Kendall mine in Montana, at which mining has ceased. Somewhat offsetting the lower Kendall royalties in the current quarter was income from the Company's royalty interest in the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot royalty is expected to be the Company's primary source of royalty income for the foreseeable future, providing an expected revenue stream of approximately $200,000 annually.

General and administrative expenses for the second quarter of 1996 were $479,000 compared with $694,000 for the same period last year. The prior year expenses reflect certain one-time consulting and legal costs in 1995 incurred in connection with a merger proposal received and later rejected by the Company.

Interest expense of $242,000 for second quarter 1996 was the same as the year earlier quarter. During the second quarter of 1996, the Company recorded property abandonments of $153,000, relating primarily to certain properties in South America. There were no such writedowns in the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net loss for the six months ended June 30, 1996 was $760,000, or $0.03 per share, compared with a net loss of $713,000, or $0.05 per share, for the six months ended June 30, 1995.

Total revenues for the six months ended June 30, 1996 were $507,000, including option proceeds of $151,000, compared with $592,000 for the six months ended June 30, 1995. Royalty and interest income for the six months ended June 30, 1996 were $122,000 and $234,000, respectively, compared with $262,000 and $330,000, respectively, for the same period last year.

General and administrative expenses for the first half of 1996 were $916,000 compared with first half 1995 expenses of $1,113,000. Interest expense of $485,000 for the first six months of 1996 was the same as for the first six months of 1995.

Property abandonments and writedowns for the six months ended June 30, 1996 were $164,000 compared with writedowns of $3,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the six months ended June 30, 1996, the Company spent $1,359,000 for mineral property additions, primarily for exploration activities on its projects in Peru and Argentina, which are held through its 60.4%-owned subsidiary, Solitario Resources Corporation ("Solitario"). The Company has forecast approximately $2,800,000 of exploration-related expenditures for the full year of 1996, including approximately $2,300,000 to be spent in South America by Solitario.

During the first quarter of 1996, the Company sold 1,570,000 of its shares in Solitario, receiving net proceeds of $2,566,000 from the market transaction. The Company reinvested the proceeds by acquiring 1,570,000 new shares of Solitario through a private placement into Solitario. Also during the quarter, previously issued warrants to purchase 553,686 Solitario shares at Cdn$2.50 (approximately $1.82) per share were exercised, including 529,000 warrants exercised by the Company. Net proceeds to Solitario from third party exercises were approximately $44,000.

Working capital at June 30, 1996 was $8,122,000 compared with $7,632,000 at December 31, 1995. Cash and cash equivalents at June 30, 1996 were $8,197,000, including $3,287,000 held in Solitario.

Although revenues in 1996 and 1997 are expected to decline from last year's levels, the Company believes that its existing funds and projected sources of funds will be sufficient to finance its currently planned activities for the foreseeable future. The Company's long term funding opportunities and operating results are to a large extent dependent on the successful commencement of commercial production at the Crown Jewel project. The property, which is currently undergoing permitting, is expected to begin operation in 1998.

The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Factors that could cause results to differ materially from those projected in the forward-looking statements include but are not limited to the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in the Company's Securities and Exchange Commission filings.

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

     Not Applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     On June 20, 1996, the Company held its Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

     1. ELECTION OF DIRECTORS. All seven directors were re-elected to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:

                                     Number of Shares
                                   ---------------------
             Name                     For      Withheld
          -------------            --------- -----------
          Mark E. Jones, III       9,787,927   393,675
          Christopher E. Herald    9,911,904   269,702
          J. Michael Kenyon        9,868,465   313,141
          Rodney D. Knutson        9,744,836   436,770
          Linder G. Mundy          9,868,467   313,139
          Steven A. Webster        9,912,789   268,817
          David R. Williamson      9,867,107   314,499

     2. APPOINTMENT OF AUDITORS. The appointment of Deloitte & Touche LLP as the Company's auditors for fiscal year 1996 was ratified:

                                Number of Shares
                    ---------------------------------------
                      For       Against     Abstain
                   ---------  -----------  ---------
                  10,128,485     22,406      30,715

Item 5. Other Information
        -----------------

     None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits: The exhibits as indexed on page 11 of this Report are included as a part of this Form 10-Q.

(b)  Reports on Form 8-K:

     None

Exhibit Number      Description
- ---------------     -----------
  27                Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             CROWN RESOURCES CORPORATION






August 6, 1996                        By: /s/ John A. Labate
- -----------------                         --------------------------------------
Date                                      John A. Labate
                                          Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting
                                          Officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number    Description                                           Page No.
- -------   -----------               . .                         --------
  27      Financial Data Schedule   . .                            12