Form 10-Q
period 1996-09-30
CROWN RESOURCES CORP
filed 1996-11-13
CIK 841555

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________
                       Commission file number   0-17480
                                              -----------

                          CROWN RESOURCES CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            WASHINGTON                                  84-1097086
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   1675 BROADWAY, SUITE 2400, DENVER, COLORADO                          80202
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code  (303) 534-1030
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
Yes   X     No
    ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares outstanding as of October 31, 1996: 13,211,484 shares of common stock, $0.01 par value.

                               TABLE OF CONTENTS
                               -----------------


                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements ....................       3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ........       7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings ....................................       9

  Item 2  Changes in Securities ................................       9

  Item 3  Defaults Upon Senior Securities ......................       9

  Item 4  Submission of Matters to a Vote
            of Security Holders ................................       9

  Item 5  Other Information ....................................       9

  Item 6  Exhibits and Reports on Form 8-K .....................       9


SIGNATURES .....................................................      10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Consolidated Financial Statements
         ---------------------------------

                          CROWN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(in thousands,except                              September 30,    December 31,
 per share amounts)                                   1996             1995
                                                  -------------    ------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 6,574         $ 7,623
  Short-term investments                                  89             135
  Bullion inventories                                    107              43
  Prepaid expenses and other                             174             424
                                                     -------         -------
    TOTAL CURRENT ASSETS                               6,944           8,225

MINERAL PROPERTIES, NET                               29,829          27,267

OTHER ASSETS:
  Debt issuance costs, net                               502             579
  Other                                                  422             593
                                                     -------         -------
                                                         924           1,172
                                                     -------         -------
                                                     $37,697         $36,664
                                                     =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   370         $   304
  Other                                                   72             289
                                                     -------         -------
    TOTAL CURRENT LIABILITIES                            442             593

LONG TERM LIABILITIES:
  Convertible debentures                              15,000          15,000
  Deferred income taxes                                1,249             857
  Other                                                    -              47
                                                     -------         -------
                                                      16,249          15,904

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                          3,268           1,737

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value                         -               -
  Common stock, $0.01 par value                          132             132
  Additional paid-in capital                          28,009          27,549
  Accumulated deficit                                (10,399)         (9,242)
  Unrealized loss on marketable
    equity securities                                     (4)             (9)
                                                     -------         -------
                                                      17,738          18,430
                                                     -------         -------
                                                     $37,697         $36,664
                                                     =======         =======


See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                       Three months ended    Nine months ended
                                         September 30,         September 30,
(in thousands, except per             --------------------  -------------------
share amounts)                          1996       1995       1996       1995
                                      ---------  ---------  ---------  --------
REVENUES:
  Mineral property option proceeds    $      -      $   -    $   151   $     -
  Royalty income                            57         99        179       361
  Interest income                           91        127        325       457
                                       -------    -------    -------   -------
                                           148        226        655       818
                                       -------    -------    -------   -------


COSTS AND EXPENSES:
  Depreciation, depletion and
   amortization                             49         70        139       207
  General and administrative               402        468      1,318     1,581
  Interest expense                         243        243        728       728
  Abandonment and impairment of
   mining claims and leases                 64          4        228         7
  Other, net                                (5)       (16)        (2)      (44)
                                       -------    -------    -------   -------

                                           753        769      2,411     2,479
                                       -------    -------    -------   -------

LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                        (605)      (543)    (1,756)   (1,661)

INCOME TAX BENEFIT                        (117)      (142)      (350)     (474)
                                       -------    -------    -------   -------

LOSS BEFORE MINORITY INTEREST             (488)      (401)    (1,406)   (1,187)

MINORITY INTEREST IN LOSS OF
 SUBSIDIARY                                 91         43        249       116
                                       -------    -------    -------   -------

NET LOSS                               $  (397)   $  (358)   $(1,157)  $(1,071)
                                       =======    =======    =======   =======

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE               $ (0.03)   $ (0.03)   $ (0.09)  $ (0.08)
                                       =======    =======    =======   =======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                     13,198     13,160     13,187    13,157
                                       =======    =======    =======   =======




See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine months ended September 30,
                                                            -------------------------------
(in thousands)                                                   1996             1995
                                                            --------------   --------------
OPERATING ACTIVITIES:
 Net loss                                                      $(1,157)         $(1,071)
 Adjustments:
  Depreciation, depletion & amortization                           216              283
  Deferred income taxes                                           (350)            (474)
  Abandonment of mining claims
   and leases                                                      228                7
  Securities received for mineral property
   option proceeds                                                   -              (12)
  Minority interest                                               (249)            (116)
  Changes in operating assets and liabilities:
   Inventories                                                     (64)             (20)
   Prepaid expenses and other                                      162              (60)
   Accounts payable and other
    current liabilities                                           (151)            (434)
                                                               -------          -------
  Net cash used in operating activities                         (1,365)          (1,897)
                                                               -------          -------

INVESTING ACTIVITIES:
 Additions to mineral properties                                (2,564)          (1,932)
 Sale of short-term investments                                     46                8
 Receipts on mineral property transactions                          96                -
 Increase (decrease) in other assets                                (1)              36
                                                               -------          -------
  Net cash used in investing activities                         (2,423)          (1,888)
                                                               -------          -------

FINANCING ACTIVITIES:
 Common stock issued under options                                 129               29
 Issuance of common stock of subsidiary                          2,610                -
                                                               -------          -------
  Net cash provided by financing activities                      2,739               29
                                                               -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,049)          (3,756)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   7,623           12,253
                                                               -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 6,574          $ 8,497
                                                               =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid (received) during the
   period for:
   Interest                                                    $   868          $   868
  Noncash investing and financing activities:
   Deferred tax benefit of non-qualified
    stock option exercises                                          61                7
   Acquisition of additional interest in subsidiary                240                -
   Securities received for mineral property
    transactions                                                     -               18

See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the nine months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        ------------------------------------


RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

The Company had a net loss of $397,000, or $0.03 per share, for the third quarter of 1996 compared with a loss of $358,000, or $0.03 per share, for the third quarter of 1995.

Total revenues for the third quarter of 1996 were $148,000 compared with $226,000 for third quarter 1995. The lower revenues were primarily due to lower royalties received from the Kendall mine in Montana, which is in reclamation.

Somewhat offsetting the lower Kendall royalties in the current quarter was income from the Company's royalty interest in the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot royalty is expected to be the Company's primary source of royalty income for the foreseeable future, providing an expected revenue stream of approximately $200,000 annually.

General and administrative expenses for the third quarter of 1996 were $402,000 compared with $468,000 for the same period last year.

Interest expense of $243,000 for third quarter 1996 was the same as the year earlier quarter. During the third quarter of 1996, the Company recorded property abandonments of $64,000, relating primarily to certain properties in South America, versus $4,000 of writedowns in the year earlier quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net loss for the nine months ended September 30, 1996 was $1,157,000, or $0.09 per share, compared with a net loss of $1,071,000, or $0.08 per share, for the nine months ended September 30, 1995.

Total revenues for the nine months ended September 30, 1996 were $655,000, including mineral property option proceeds of $151,000, compared with $818,000 for the nine months ended September 30, 1995. Royalty and interest income for the nine months ended September 30, 1996 were $179,000 and $325,000, respectively, compared with $361,000 and $457,000, respectively, for the same period last year.

General and administrative expenses for the first nine months of 1996 were $1,318,000 compared with nine-month 1995 expenses of $1,581,000. The prior year expenses reflect certain one-time consulting and legal costs incurred in connection with a merger proposal received and later rejected by the Company.

Interest expense of $728,000 for the first nine months of 1996 was the same as for the first nine months of 1995. Property abandonments and writedowns for the nine months ended September 30, 1996, primarily related to South American properties, were $228,000 compared with writedowns of $7,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended September 30, 1996, the Company spent $2,564,000 for mineral property additions, of which $2,031,000 related to exploration activities on its projects in Peru and Argentina, which are held through its 60.4%-owned subsidiary, Solitario Resources Corporation ("Solitario").

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

Working capital at September 30, 1996 was $6,502,000 compared with $7,632,000 at December 31, 1995. Cash and cash equivalents at September 30, 1996 were $6,574,000, including $2,192,000 held in Solitario.

Although revenues in 1996 and 1997 are expected to decline from prior years' levels, the Company believes that its existing funds and projected sources of funds will be sufficient to finance its currently planned activities for the foreseeable future.

The Company's long term funding opportunities and operating results are to a large extent dependent on the successful commencement of commercial production at the Crown Jewel project. The property is currently undergoing permitting, with the final Environmental Impact Statement anticipated to be issued in December 1996. Assuming timely permit issuance and no significant appeals, construction could begin in mid-1997, with production start-up in mid-1998.

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

Exhibit Number      Description
---------------     -----------
  27                Financial Data Schedule

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its benine months by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION



November 12, 1996                     By: /s/ John A. Labate
-------------------                       ---------------------------------
Date                                      John A. Labate
                                          Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting
                                          Officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number   Description                                      Page No.
-------  -----------                                      --------
  27     Financial Data Schedule                             12