Form 10-K
period 1996-12-31
CROWN RESOURCES CORP
filed 1997-03-28
CIK 841555

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ---------

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended
                              DECEMBER 31, 1996
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _____________ to_____________

                        Commission file number  0-17480

                          CROWN RESOURCES CORPORATION
               (Exact name of registrant as specified in charter)

             WASHINGTON                             84-1097086
  (State or other jurisdiction of       (IRS Employer Identification No.)
  incorporation or organization)

   1675 BROADWAY, SUITE 2400, DENVER, COLORADO         80202
     (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (303)534-1030

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $90,953,863 based upon the closing price on March 20, 1997.

There were 13,253,879 shares of common stock, $0.01 par value, outstanding on March 20, 1997.

                      This Form 10-K consists of    pages
                          Exhibit Index Begins on Page

                               TABLE OF CONTENTS



                                                       Page
                                                       ----
PART I

  Item 1.  Business...................................   3
  Item 2.  Properties.................................  12
  Item 3.  Legal Proceedings..........................  28
  Item 4.  Submission of Matters to a Vote of
            Security Holders..........................  28


PART II

  Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters...........  29
  Item 6.  Selected Financial Data....................  30
  Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.............................  31
  Item 8.  Financial Statements and Supplementary Data  37
  Item 9.  Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure......................  38

PART III

  Item 10. Directors and Executive Officers of the
            Registrant................................  38
  Item 11. Executive Compensation.....................  38
  Item 12. Security Ownership of Certain Beneficial
            Owners and Management.....................  38
  Item 13. Certain Relationships and Related
            Transactions..............................  38

PART IV

  Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...................  39


Signatures............................................  43

                                     PART I
                                     ------

     The information set forth in BUSINESS, PROPERTIES and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in BUSINESS, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES and CONSIDERATIONS RELATED TO CROWN'S BUSINESS below.

ITEM 1.  BUSINESS

     (a)  Overview

     Crown Resources Corporation ("Crown" or the "Company") is a precious metals exploration company operating in the western United States, Peru and Argentina. Its properties in Peru and Argentina are held through Solitario Resources Corporation ("Solitario"), a 60.4%-owned subsidiary as of December 31, 1996. The Company's principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Crown's goal is to advance its properties to the feasibility study stage, at which time Crown intends to pursue development of the properties typically through a joint venture with a partner that has expertise in mining operations. The Company has in the past recognized, and expects in the future to recognize, revenues from the option and sale of property interests to joint venture partners and from the sale of its share of gold produced on its properties.

     Crown was incorporated under the laws of the State of Washington in August 1988. Unless otherwise indicated by the context, all references to Crown or the Company in this report shall be read to refer to Crown Resources Corporation and its subsidiaries taken together.

     (b)  Recent Developments

     In February 1997, the Final Environmental Impact Statement ("FEIS") for the Crown Jewel Mine was filed by the United States Forest Service ("USFS") and the Washington Department of Ecology ("DOE"). The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. Also in February 1997, the Record of Decision for the FEIS was filed by the USFS and the United States Bureau of Land Management ("BLM"). The Record of Decision documents the decision by the USFS and BLM to select the mining alternative as presented in the FEIS. The decision to allow development of the Crown Jewel mine is subject to appeal within various jurisdictions for up to 45 days from the date of publication of the decision. See PROPERTIES - CROWN JEWEL PROJECT, and LEGAL PROCEEDINGS.

     In December 1996, Solitario signed an agreement with a subsidiary of Cominco Ltd. ("Cominco") regarding the Bongara property in northern Peru, presently covering approximately 240,000 acres (the "Bongara project"). Cominco has the right to earn up to a 60% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development and by making cash payments of $1,800,000 to Solitario over a four-year period, as well as fully funding the project through a bankable feasibility study. An initial cash payment of $250,000 was paid by Cominco in January 1997. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing. See PROPERTIES - BONGARA ZINC PROJECT.

     In February 1997, the Company sold 1,500,000 of its shares in Solitario, receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring, through a private placement into Solitario, 1,500,000 new shares of Solitario plus 1,500,000 warrants, exercisable into shares of Solitario at Cdn$4.83 per share until February 27, 1999. Upon completion of the private placement, the Company's interest in Solitario was approximately 54.5%.

     (c) Considerations Related to Crown's Business

     EXPLORATION AND DEVELOPMENT. Crown's domestic mineral properties, which consist of a variety of interests including unpatented and patented claims held under lease or in fee, are located in Nevada, Washington and Utah. Crown's South American properties, located in Peru and Argentina, consist of exploration concessions or mining claims held under application or option or purchase agreements. Crown acts as operator on all of its properties that are not held in joint ventures. The operator generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period. Separate fees are generally charged to the joint venturers by the operator and the joint venturers pay the costs in proportion to their interests in the property. The success of projects held under joint ventures that are not operated by Crown is substantially dependent on the other joint venturer. In particular, the operating success of the Crown Jewel Project is largely dependent on Battle Mountain Gold Company ("Battle Mountain"), its joint venture partner. See PROPERTIES - CROWN JEWEL PROJECT.

     After selecting a possible exploration area through its own efforts or with others, the operator compiles reports, past production records and geologic surveys concerning the area. The operator then undertakes a field exploration program to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, the operator will generally conduct geologic drilling programs in an effort to locate the existence of economic mineralization. If such mineralization is delineated, further work will be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

     FOREIGN OPERATIONS. The Company presently has interests in properties located in Peru and Argentina. These countries are emerging from periods of political and economic instability. While current indications are that such instability is diminishing, there are no guarantees that this will continue. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as by laws and policies of the United States affecting foreign trade, investment and taxation. Furthermore, it is particularly important that the Company maintain good relationships with the governments in the countries in which it operates. The Company may not be able to maintain such relationships if the governments of these countries change. Certain regions in which the Company may conduct operations have been subject to political and economic instability, creating uncertainty and the potential for a loss of resources dedicated to these regions.

     The Company's property interests in Peru and Argentina are held through its subsidiary, Solitario. Management and technical services are provided to Solitario by Crown pursuant to a management agreement for which Crown receives management fees. Certain directors and officers of Crown are also directors and officers of Solitario. As such, certain of these officers devote a portion of their time to Solitario matters from which Crown, as a majority shareholder, may not receive the full benefit. Additionally, the fact that these officers receive cash compensation from Crown and not from Solitario may give rise to certain conflicts of interest between these officers' duties to Crown and to Solitario.

     SOURCES OF FINANCING. The capital required for exploration and development of properties is substantial. The Company has financed operations through the issuance of convertible debentures, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of the Company's interest in a certain property in exchange for the expenditure of a specified amount), the sale by the Company of interests in properties or other assets, and by the issuance of common stock. See PROPERTIES - CROWN JEWEL PROJECT-FINANCING, PROPERTIES - BONGARA ZINC PROJECT and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

     COMPETITION AND MARKETS. A large number of companies are engaged in the exploration and development of mineral properties, many of which have substantially greater technical and financial resources than the Company. Therefore, the Company may be at a disadvantage with respect to many of its competitors in the acquisition, exploration and development of mining properties.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Among factors beyond the control of the Company are the price of the raw or refined minerals in the marketplace, imports of raw materials from other countries, the availability of adequate milling and smelting facilities, the price of fuel, and the market price of competitive minerals.

     TITLE. U.S. PROPERTIES. The Company's domestic properties consist, to a large extent, of unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim. In the event that the discovery of a valuable mineral deposit is made on unpatented mining claims in the exploratory stage, the Company cannot assure clear title.

     The Budget Reconciliation Act of 1993 (the "1993 Act"), requires the holder of each unpatented mining claim to pay a "claim maintenance fee" of $100 per claim on or before August 31 of each year through 1998. To locate new unpatented claims, the Company must pay the $100 per claim maintenance fee for the initial assessment year and a $25 per claim location fee. If the Company fails to pay a claim maintenance fee or a location fee as required by the 1993 Act, it conclusively forfeits the related unpatented claim.

     In connection with the acquisition of the Company's properties, the Company conducts limited reviews of title and related matters, and obtains certain representations regarding ownership. Although the Company believes it has conducted reasonable investigations (in accordance with standard mining practice) of the validity of ownership, there can be no assurance that it holds good and marketable title to all of its properties.

     TITLE. SOUTH AMERICAN PROPERTIES.

Peru

     Under Peruvian law, private parties may obtain authorization to exploit precious and base metals and certain other minerals by applying for concessions granted by the Peru Public Mining Registry.

     Applications for concessions may cover a variety of activities including the exploration and exploitation of metallic or non-metallic minerals, concentration or refining of minerals, transportation through non-conventional methods and auxiliary services to be provided to two or more mineral concessions.

     The filing of an application for concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. The approval process is an administrative procedure under the authority of the Peru Public Mining Registry. The process includes a public notice procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. The approval process may take six months to several years, depending upon the volume of applications being filed and whether conflicting claims or objections are noted. Although the Company believes that it has taken all necessary steps with respect to the application and approval process for its Peru property concessions, there is no assurance that all applications will result in issued concessions. As of March 20, 1997, the Company has obtained titles on 149 mining concessions, covering approximately 320,000 acres. Applications for an additional 33 concessions totalling approximately 61,000 acres have been submitted for approval.

     To apply for a concession, an applicant must register with and pay to the Peru Public Mining Registry a fee equivalent to $2 per hectare ($0.80 per acre) for a metallic mineral concession at the time of application. The applicant must also pay a one-time fee of approximately $80 for each application. Concession holders must conduct their exploration efforts in compliance with all applicable mining laws and regulations. The concession holder must file annual reports with the Ministry of Energy and Mines and pay a fee (the "Peruvian Annual Rental Fee") of $2 per year per hectare until the property is in production.

     Mining concessions in Peru are granted for an indefinite period, and require only that the holder pay the applicable Peruvian Annual Rental Fee and operate and manage the properties as described in order to keep the concessions in good standing. If after eight years the concession holder has not produced minerals from the property having a value of at least $100 per year per hectare, the applicable Peruvian Annual Rental Fee is increased by $2 per year per hectare. No royalty payments to the Peru government are due from the sale of minerals produced.

     Concessions and applications for concessions are transferrable. A government consent is required for a transfer only if the concession covers properties located within 50 kilometers of the border. A transfer is effective from the date of the contract of transfer, although to be enforceable against the government and third parties, the contract of transfer must be registered in the Peru Public Mining Registry.

Argentina

     Under Argentine law, private parties may obtain authorization to explore and exploit precious and base metals by applications made to the government of the province where the property is located. The right to explore a property is granted by a concession (known as a "cateo"). The right to exploit or mine a property is granted by a mining claim (known as a "mina"). Depending upon the law of the particular province, the concessions and mining claims are either granted by a judicial authority or an administrative authority. Argentine and provincial laws permit foreign owners to apply for and hold concessions and mining claims.

     To apply for a concession, an applicant must pay the provincial mining agency a fee of $0.80 per hectare ($0.32 per acre). However, when the Company made its concession applications in 1993 and 1994, application fees were substantially less and resulted in nominal application costs. Applications must contain a clear and accurate indication of the land that is to be explored, and state the objective of the exploration. The applicant also must provide a work plan detailing the minimum schedule of work to be carried out. A single company or enterprise is allowed to obtain concessions covering no more than an aggregate of 200,000 hectares in each province. As of March 20, 1997, the Company had received or applied for concessions totalling approximately 650,000 acres in six provinces.

     The filing of an application for concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. The approval process is an administrative procedure under the authority of the province in which the property is located. The process includes a public notice procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. The approval process may take up to several years, depending upon the province, the volume of applications being filed, and whether conflicting claims or objections are noted. Although the Company believes that it has taken all necessary steps with respect to the application and approval process for its Argentina property concessions, there is no assurance that any or all applications will result in issued concessions.

     A fee of the equivalent of $400 is due when the concession is granted. Concessions are typically granted for terms ranging from 150 to 1,100 days, which period begins to run 30 days after the date of the grant. Concession holders must conduct their exploration efforts in compliance with the applicable mining laws and regulations, and any additional requirements negotiated between the provincial agency and the holder. Concession holders also are obligated to keep the provincial agency informed about compliance with the work plan according to the conditions agreed to upon the grant of the concession and pay an annual fee equivalent to $0.80 per hectare ($0.32 per acre) per year. However, because the Company's concession applications were made under a significantly reduced annual fee schedule, and are grandfathered, annual fee costs are expected to be less than $50,000 per year.

     The right to mine a property requires further approval by the provincial agency from whom the concession covering the property was obtained. To acquire a mining claim, the holder must submit a written statement to the appropriate authorities making known the discovery and attaching a sample of the ore and accurate details of the area where the discovery is located. Mining claims are granted in units that vary in size from five hectares to 3,500 hectares, depending on the geologic type of deposit. Holders of mining claims must pay a fee (the "Argentine Annual Rental Fee") of the equivalent of $80 per year for each mining claim. Mining claims grant the holder the right to exploit the property for an indefinite period of time, subject to the obligation to pay the Argentine Annual Rental Fee and to exploit the property in accordance with the submitted work plan.

     Royalties (the "Royalties") from production may be required to be paid to the provincial government of the province in which the mine is located. The Royalties differ from province to province, but do not exceed a maximum ceiling of 3% of the higher of the mineral's market price or the mineral's sale price at the mine site.

     Concessions and mining claims are freely transferable. A transfer is effective upon registration in the Provincial Register where title to the concession or mining claim was first registered.

     REGULATION. The development, production and sale of minerals is subject to federal, state, provincial and local regulation in a variety of ways, including environmental regulation and taxation. Federal, state, and local environmental regulations generally have a significant effect on all companies, including the Company, engaged in mining or other extractive activities, particularly with respect to the permitting requirements imposed on such companies, the possibilities of project delays, and the increased expense required to comply with such regulations. The Company believes it is in substantial compliance with all such regulations in all the jurisdictions in which it operates. The Company's management does not believe the Company's ability to proceed with its plans in a timely and commercially reasonable manner has been affected in a materially adverse way or in a significantly different manner from other such companies in the industry.

     The Company is subject to income taxes, state and local franchise taxes, personal property taxes, and state severance taxes levied by various governmental units in the countries in which the Company operates. State severance taxes vary between the states and, within a single state, the amount of tax, based on a percentage of the value of the mineral being extracted, varies from mineral to mineral. The Company's operations are also subject to taxation by each locality in which it owns mineral properties or does business.

     The domestic exploration programs conducted by the Company are subject to federal, state and local environmental regulations. A substantial portion of the Company's mining claims are on U.S. public lands. The USFS and BLM extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

     Future legislation and regulations are expected to continue to emphasize the protection of the environment, and, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

     Bills proposing major changes to the mining laws of the United States have been considered by Congress. If these bills, which include royalty fees, were enacted in their proposed form, they could have a significant effect on the ownership and operation of unpatented mining claims in the United States, including claims owned or held by the Company. Although it is not possible to predict whether or in what form Congress might enact changes to the mining laws, amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on the Company.

     Applicable laws and regulations require the Company to make certain capital and operating expenditures to maintain current operations and initiate new operations. The Company's estimate of expenditures required to comply with applicable regulations are included in all of its budgets for its projects. Although these costs are difficult to determine, the Company is not currently aware of any expenditures that are required in excess of budgeted amounts. The Company incurs expenditures for land reclamation undertaken in the normal course of operations in compliance with federal and state land restoration laws and regulations. Under certain circumstances, it may be required to close an operation until a particular problem is remedied or to undertake other remedial actions. However, the Company is not aware of the existence of any such circumstances at this time.

     GOLD PRICE. The future profitability of the Company's operations is significantly dependent on the price of gold. The gold price has fluctuated widely over time due to factors beyond the Company's control. These factors included interest rates, rate of inflation, the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. The Company cannot predict whether the gold price will remain at a level at which its reserves can be mined at a profit.

     INSURANCE. The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. The Company maintains insurance coverage consistent with industry practice but can give no assurance that this level of insurance can cover all risks of harm to the Company associated with being involved in the mining business.

     EMPLOYEES. As of March 20, 1997, the Company employed 32 persons on a full-time basis, including ten U.S.-based employees and 22 employees in South America. The Company considers its relations with employees to be excellent. All employees are eligible to participate in the Company's stock option plans. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

RESERVES AND MINERAL DEPOSITS

     The following table shows gold reserves net to the Company at December 31, 1996:

                   Mineable Proven and Probable Reserves (1)


                                       Ore          Gold Grade   Contained Gold
                                (Millions of tons)    (oz/ton)      (000 ozs)
                                ------------------  ----------   --------------
Crown Jewel Project (2)(3)             3.915           0.182            712
--------------
(1) The information was provided by Battle Mountain, the Company's joint venture partner. The Company's proven and probable reserves are reported as mineable (extractable) ore reserves. Reserves do not reflect recovery losses in the milling process, but do include allowance for dilution of ore in the mining process. Reserves have been calculated based on a gold price of $375 per ounce. Metallurgical recovery of 88% was estimated.

(2) While Crown has 100% ownership of the Crown Jewel Project, 54% is subject to Battle Mountain's right to acquire an interest in the property under the terms of the Crown Jewel Venture Agreement ("Venture Agreement") and, therefore, these ounces have not been included above.

(3) In addition to the Company's 46% interest in the Crown Jewel Proven and Probable Reserves, shown above, are mineral deposits of 277,000 tons at a grade of 0.182 ounces of gold per ton.

     In addition to the above, Crown has identified mineral deposits on the Cord Ranch, Kings Canyon, Manhattan, South Penn and Bongara properties.

     The following discussion summarizes the primary mining properties in which the Company has interests. Company management believes the properties described below are favorable for mineral development, although there is no assurance that any of the properties in which the Company has or may acquire an interest will be economically viable.

United States

     The following map shows the location of the primary properties in which Crown has interests in the western United States.

CROWN JEWEL PROJECT

     GENERAL. The Crown Jewel Project is a joint venture between the Company and Battle Mountain, located on an approximate 8,000 acre property 24 miles east of Oroville, Washington. The joint venture agreement provides for Battle Mountain to fully fund exploration and development costs through the commencement of commercial production to acquire its interest. No monies are repayable by Crown to Battle Mountain for the costs Battle Mountain incurs prior to commercial production. Battle Mountain is required to construct a facility to treat a minimum of 3,000 tons of ore per day.

     Crown discovered the Crown Jewel gold deposit in 1988, and has expended approximately $3.4 million in land, acquisition and exploration costs. In March 1990, the Company signed an option letter agreement with Battle Mountain to form a joint venture. Upon grant of the option the Company received $5.0 million from Battle Mountain and an additional $5.0 million in January 1991 when the option was exercised. Shortly thereafter, the Company and Battle Mountain entered into a definitive joint venture agreement, which replaced the option letter agreement, giving Battle Mountain the right to earn 51% in the Crown Jewel deposit.

     In May 1994, Crown and Battle Mountain reached an agreement resolving certain contractual issues related to the Crown Jewel Venture Agreement. Under the terms of the agreement, Battle Mountain paid to Crown $4,250,000 in cash plus 435,897 shares of Battle Mountain common stock (valued at $4,250,000) in exchange for (1) the right to earn an additional 3% (to 54%) in the first 1.6 million ounces of gold recovered from the Crown Jewel property and (2) release of Battle Mountain from its obligation to make any of the quarterly $1.0 million payments to Crown which might otherwise have become due because of startup delays on the project. Production after 1.6 million ounces of gold are recovered will be shared 51% by Battle Mountain and 49 percent by Crown. The Company does not anticipate receiving additional mineral property proceeds from Battle Mountain under the joint venture agreement.

     GEOLOGY AND LAND. The Crown Jewel deposit occurs within a large skarn system formed at the southern contact of the Buckhorn Mountain Cretaceous-aged diorite-granodiorite pluton with Triassic-aged limestones and andesites. Both the skarn system and ore body are relatively tabular and flat-lying in geometry. The skarn system is compositionally zoned in relation to the intrusive pluton with gold mineralization both concordant and crosscutting to the various skarn assemblages.

     The property is held by a combination of fee ownership, private mining leases with options to purchase, state mining leases, with the balance being unpatented mining claims. Royalties vary from 4%-5% net smelter return ("NSR") royalties on certain private parcels, however, the ore body as currently defined is not subject to royalties payable to any third party.

     RESERVES. The following table summarizes the Crown Jewel reserves as of December 31, 1996, as provided by Battle Mountain:

Proven and Probable Reserves (100% basis)      Contained
---------------------------------------------    Ounces
                           Grade    Contained    Crown's
                 Tons     (oz/ton)   Ounces    46% Share
               ---------  --------  ---------  ---------
Crown Jewel    8,510,000    0.182   1,549,000    712,000

     All reserves are considered to be open pit mineable. The proven/probable reserve was based on results from 765 drill holes totalling 307,038 feet. The trial pit design utilized a 0.042 ounce per ton ("opt") gold cut off grade, a waste to ore ratio of 10.7:1 and a metallurgical recovery factor of 88% for gold. The assumed economic parameters applied to the design included mining costs of $0.85 per ton of waste and ore. Processing costs were estimated at $10.91 per ton based on a 3,000 ton per day facility. A $375 gold price was used.

  Based on the same cutoff grade and gold price, Battle Mountain has estimated that other mineral deposits of 602,000 tons at 0.182 opt gold (100% basis) also occur within the currently designed pit limits at Crown Jewel.

     EXPLORATION. The Company began an exploration program at Crown Jewel in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Battle Mountain drilled over 550 holes designed to both confirm and expand the known reserve. To date, only 500 acres of the approximate 2,000 acres of prospective skarn geology have been drill-tested.

     FEASIBILITY STUDY.   In March 1992, the results of an independent
feasibility study commissioned by Battle Mountain were received by the Company. Based on these results, Battle Mountain announced its decision to proceed with development of the Crown Jewel gold deposit. The feasibility study confirmed Battle Mountain's previous reserve estimate. The feasibility study also estimated that approximately $40 million in capital would be required to fund the project through to commercial production. The study estimated direct cash production costs at $160 per ounce of gold produced. Based on current reserves, the study indicated an approximate eight-year mine life with production averaging 175,000 ounces (100% basis) of gold per year.

     Further engineering and reserve studies by Battle Mountain since the feasibility study was completed have generally confirmed the overall operating cost estimates and mineable reserves of the original 1992 feasibility study. However, capital costs are now estimated at approximately $65 million to achieve commercial production. Battle Mountain will be responsible for funding these additional capital costs.

     PERMITTING AND DEVELOPMENT. Battle Mountain submitted its original Plan of Operations to the Washington State DOE and the USFS in January 1992. Several supplemental plans that further clarified or refined the proposed operational plans have been subsequently filed. The Draft Environmental Impact Statement was released in June 1995.

     In February 1997, the FEIS was filed by the USFS and the DOE. The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. Also, in February 1997, the Record of Decision for the FEIS was filed by the USFS and the BLM. The Record of Decision documents the decision by the USFS and BLM to select the mining alternative as presented in the FEIS. The alternative chosen by the USFS and the BLM was the Proponent's (Battle Mountain) Alternative as described in the FEIS and as modified by the Record of Decision. The decision to allow development of the Crown Jewel mine is subject to appeal within the various jurisdictions for up to 45 days from the date of publication of the decision.

     Several appeals contesting the FEIS were filed with the USFS in March 1997. The USFS has 45 days to either accept the appeals and revise the FEIS or deny the appeals and affirm the FEIS. Most substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. This review process is expected to be completed in July. Pending successful completion of the permit applications, and the absence of an injunction, construction of the Crown Jewel project could begin in the fall of 1997 and is forecast to take approximately 14 months. Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See LEGAL PROCEEDINGS.

     FINANCING. In order to acquire its 54% interest in the project, Battle Mountain is currently funding all general property, exploration and development costs through the start of commercial production, including the construction of a mill facility capable of processing a minimum of 3,000 tons of ore per day.
No monies are repayable by Crown to Battle Mountain for the costs incurred through the pre-commercial production stage. Upon the start of commercial production Crown will be required to fund its 46% share of production costs. In the event that Battle Mountain is unable to proceed with the project and must relinquish its right to acquire a 54% interest, the Company would then make a decision to either proceed with the project alone or seek a similar joint venture situation with another major mining company. There is no assurance that the Company could successfully pursue either strategy.

CORD RANCH PROJECT

  GENERAL. In 1989, the Company entered into an exploration and mining agreement with the surface and mineral rights owners of the

34,000 acre Cord Ranch located in Elko County, Nevada. The lease agreement was originally for a term of five years from August 31, 1989 and renewable thereafter.

     Following several amendments, the lease now requires a work commitment of $300,000 in 1997. In addition, the agreement calls for non-recoupable minimum annual payments of $150,000 in each of 1997 through 1999 and recoupable annual advance royalty payments of $200,000 in 2000 and thereafter. Pursuant to the amended agreement, the Company may terminate the lease agreement at any time and avoid any future obligation or commitment, except reclamation.

     Two property acquisitions immediately adjacent to the Cord Ranch were made in 1990. The Dixie Creek project, consisting of 1,240 acres, was acquired under agreements entered into in October 1990. At approximately the same time, the Pinon Range property, consisting of 640 acres of unpatented claims, was acquired.

     In September 1994, Crown signed an agreement with a subsidiary of Cyprus Amax Minerals Company ("Cyprus") giving Cyprus the right to earn a 70% interest in Crown's Cord Ranch and adjacent gold properties. In June 1996, Cyprus assigned its rights under the agreement to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). In order to vest in any of the Crown properties, Royal Standard must fulfill the terms of the Cord lease agreement, as amended, including the work commitment and property payments as specified.
In addition, should Royal Standard vest in the properties, it must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties.

     GEOLOGY. The Cord Ranch properties lie on the east side of the Pinon Range and are situated on the Carlin gold trend, where nearly 4 million ounces of gold are produced annually. Paleozoic strata underlying the western parts of the property are the same formations hosting major deposits in other sections of the trend. The area has sustained multiple periods of deformation and structural preparation of the rocks is very good. Gold mineralization is generally associated with jasperoid rocks.

     MINERAL DEPOSITS. To date, over 400 drill holes have been completed on the Cord Ranch project. In early 1994, the Company estimated the size of two gold deposits, the Pinon Range and Dark Star deposits. Based on the results of 150 drill holes, the Pinon Range mineral deposit is estimated at 7.2 million tons containing 0.025 opt of gold at a cutoff grade of 0.013 opt of gold.

     At Dark Star, 61 drill holes completed by the Company during 1991-92 define a mineral deposit totalling 7.5 million tons grading 0.020 opt of gold at a cutoff grade of 0.013 opt of gold. Crown holds 50% of the mineral rights and 100% of the surface rights at Dark Star.

SNOWSTORM PROJECT

     GENERAL. The 5,400 acre Snowstorm property lies at the northwestern extension of the Carlin trend and the northeastern extension of the Getchell trend in northern Nevada. The property consists of approximately 2,400 acres of 100%-owned unpatented mining claims and 3,000 acres of leased fee property. The leased property carries a NSR royalty ranging from 3% to 5% depending upon the price of gold. In February 1997, Crown signed a Letter of Intent allowing Romarco Minerals, Inc. ("Romarco") to earn a 60% interest in the project. Romarco must spend $2 million on exploration and make $275,000 in cash payments to Crown over a four-year period to earn its interest. The agreement is subject to a 45-day due diligence period.

     GEOLOGY AND EXPLORATION. The geology of the project area consists of Tertiary volcanic rocks that have undergone various degrees of hydrothermal alteration. In 1996, Crown carried out a significant soil sampling and geologic mapping program to define drill targets. Five drill holes totalling 4,400 feet were completed. No economic gold mineralization was discovered, however, strong alteration was observed in four of the drill holes.

OTHER PROPERTY INTERESTS

     KENDALL MINE ROYALTY. In September 1991, Crown acquired Judith Gold Corporation ("Judith"), whose primary asset is the Kendall property located near Lewiston, Montana. Crown issued approximately 306,000 shares of common stock in the transaction, representing 2.5% of Crown common stock then outstanding.

     Canyon Resources Corporation ("Canyon") leases the Kendall property. Under an agreement entered into by Judith and Canyon in 1987, Crown is entitled to receive a 5% NSR royalty on production at the Kendall gold mine.

     Mining of ore at the Kendall mine ceased at the end of 1994, with residual heap leach gold production continuing through 1996. The mine produced approximately 300,000 ounces of gold over its life, with Judith receiving the equivalent of approximately 15,000 ounces over that period. The Kendall mine is presently in reclamation.

     LAMEFOOT MINE ROYALTY. In 1992, Crown acquired from various underlying lease holders a 0.75% NSR royalty interest in the Lamefoot deposit for an aggregate total of $306,000. This property lies approximately three miles from the Kettle River Project ("KRP") mill, operated by Echo Bay Mines Ltd. ("Echo Bay") in northeastern Washington state. Lamefoot ores represent the primary ore feed source to the KRP mill through 1999, according to Echo Bay. Crown received approximately $156,000 in royalties from Lamefoot during 1996. Crown expects to receive approximately $200,000 in royalties from Lamefoot during 1997.

     KINGS CANYON.    The Kings Canyon property in Utah consists of 9,870 acres
of unpatented mining claims and state leases. Crown holds a 100% interest in the property, subject to a 1-4% NSR royalty to third parties.

  The Company estimates the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of material grading 0.030 opt of gold at a cutoff grade of 0.013 opt gold. The gold occurs as sediment-hosted disseminated mineralization in Paleozoic carbonate rocks.

  In March 1995, Crown signed an Option Agreement with Sway Resources Ltd. ("Sway") on the property granting Sway the right to earn a 51% interest. Sway later changed its name to Orion International Minerals Corporation ("Orion"). To earn its interest, Orion must spend $3.0 million on exploration over a five year period and issue to Crown 200,000 shares of Orion common stock. Orion has thus far issued 100,000 of these shares to Crown.

     MANHATTAN. A 100% interest in the 540-acre Manhattan property in central Nevada was acquired in 1989. In November 1994, the Company signed a purchase option agreement with New Concept Mining, Inc. ("New Concept"), that allows New Concept to purchase 100% of the property by making a series of payments, over a four and one-half year period, totalling $500,000. Of that amount, $440,000 remains to be paid.

     SOUTH PENN. The South Penn property, a 50/50 joint venture with Sutton Resources Ltd., is located in northeastern Washington. The property consists of approximately 320 acres of leased patented and unpatented claims and fee land. Seventy drill holes define a mineral deposit of 278,000 tons grading 0.078 ounces of gold per ton using a cutoff grade of 0.040 opt of gold. In November 1995, Santa Fe Pacific Gold Company ("Santa Fe") optioned a 100% interest in the property from the joint venture for a total consideration of $250,000 payable over a three-year period, including $20,000 paid on signing of the agreement.
In August 1996, Santa Fe terminated its option and has no further rights in the property.

Peru and Argentina

     The following map shows the location of the primary properties in which Crown has interests in South America.

BONGARA ZINC PROJECT, AMAZONAS DEPARTMENT, PERU

     GENERAL. Pursuant to option agreements dated November 3, 1993 (the "Bongara option") between the Company and a private Peruvian party, the Company obtained the right to acquire up to a thirty-year leasehold interest in the Bongara zinc properties situated in northern Peru. The Bongara option area covers approximately 25,000 acres. The Company has acquired an additional 215,000 acres by staking. Most of this additional acreage is not subject to the underlying Bongara option.

     Aggregate option payments of $70,000 were made and required work commitments of $750,000 were satisfied through 1996 in order to vest a 100% interest in the Bongara option. The Company has exercised its option for the conveyance of the property to the Company. The Bongara option also requires semiannual advance minimum royalty payments, beginning with a $20,000 payment on signing of the conveyance, increasing to a maximum of $50,000 three years thereafter and until commercial production is achieved. These payments are recoupable out of net sales value ("NSV") royalty payments made from commercial production, should such production be achieved. The NSV royalty, which is payable to the lessor, ranges from a minimum of 3%, subject to certain deductions for treatment and transportation costs, at zinc prices below $0.75 per pound, to a maximum of 5% at prices above $1.00 per pound.

     In December 1996, the Company signed an agreement with a subsidiary of Cominco regarding the Bongara property, presently covering approximately 240,000 acres, which could, at Cominco's option, include the Bongara option property upon its conveyance. Cominco has the right to earn a 60% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development and by making cash payments of $1,800,000 to Solitario over a four-year period, as well as fully funding the project through a bankable feasibility study. An initial cash payment of $250,000 was paid by Cominco in January 1997. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing.

     LOCATION. The Bongara property is situated approximately 350 kilometers by paved and gravel roads from the port city of Chiclayo to the southwest, in northern Peru. Most of the property lies within 10 miles of an improved gravel road with accesses to the coast. Travel within the project area is accomplished by foot or horseback along a log-skidding trail. The property falls on the east slope of the Andes at an average elevation of 2,000 meters.

     GEOLOGY AND EXPLORATION. The property is underlain by northwest-trending Jurrassic-Cretaceous-age carbonates, fine to coarse clastic sediments, and shales. Mapping conducted by the Company indicates that zinc mineralization occurs within carbonate rock units in which limestone has been significantly altered to dolomite.

     Regional exploration has consisted of satellite imagery interpretation, stream sediment geochemistry, geologic mapping and stratigraphic analysis, detailed rock and soil geochemistry, and hand digging shallow prospect pits. Based on the results of this work, several new areas of zinc mineralization were identified in 1996.

     In the fall of 1996, several significant outcroppings of zinc sulfide mineralization were located in Florida Canyon in the south central portion of the main Bongara claim block. Mineralization consists of at least four stratigraphically stacked rock horizons, each approximately 20 feet thick and containing zinc concentrations ranging from 7% to 16%. Within these high grade zinc zones, lead values generally average 1.0% and silver approximately 1.0 ounce per ton. No estimates of the potential size of Florida Canyon mineralization can be made until drilling commences.

     MINERAL DEPOSITS. The main high-grade oxide zone consists of secondary zinc and lead carbonates which occur as a lateritic capping on the limestone surface. The maximum depth of the secondary zinc, as found in test pits, is 30 meters. To date, over 300 pits have been excavated over a length of 1,500 meters and a width of 300 meters on the Mina Grande and Mina Chica deposits. The pits range in depth from 1 to 33 meters and are spaced at 25 and 50 meter centers throughout the deposit.

     Based on the assay results from these pits, a polygonal computer generated deposit estimate was made for the Mina Grande and Mina Chica areas. Combined, these deposits are estimated to contain 1.91 million metric tons grading 19.3% zinc and 2.2% lead. A cutoff grade of 7.5% combined lead plus zinc and a tonnage factor of approximately 16 cubic feet per ton were utilized.

YANACOCHA GOLD PROPERTY, CAJAMARCA DEPARTMENT, PERU

     GENERAL. The Yanacocha property, located in northern Peru, is comprised of one contiguous block of approximately 155,000 acres located in the center of the Yanacocha district. A second smaller block of 10,000 acres is situated five miles to the northwest.

     In May 1995, the Company signed an agreement with Barrick Gold Corporation ("Barrick"), giving Barrick the right to earn a 60% interest in the property by spending $6.25 million on exploration and making cash payments to the Company of $1.0 million over a four- year period. Upon signing, Barrick paid the Company $100,000 and completed a $1.0 million work commitment during the first year. In June 1996, Barrick elected to terminate the agreement, thereby relinquishing its interest in the property.

     LOCATION. The Yanacocha Gold District lies in northern Peru's Cajamarca Department, 25 kilometers north of the historic provincial capital city of Cajamarca (population: 100,000). The Yanacocha district is a 1.5 hour drive north of Cajamarca on improved gravel roads. Elevations range from 2,800 meters at Cajamarca to 4,200 meters at the highest points in and around Yanacocha.

     GEOLOGY AND EXPLORATION. The property is located one mile north of South America's largest gold mine (1996 production of 811,000 ounces of gold), Newmont Mining Company's ("Newmont") 51%-owned and operated Yanacocha heap leach gold mine. Total proven and probable reserves at the Yanacocha mine have been reported by Newmont to be more than six million ounces of gold at the end of 1996. The Corona gold-copper porphyry deposit (three million ounces of gold and one billion pounds of copper) lies one mile north of the Company's property position.

     Geologically, the Yanacocha district is situated in Tertiary-age volcanic terrain which extends from Cajamarca to the Ecuadorian border, 350 kilometers to the north-northwest. The volcanic rocks are underlain by Cretaceous basement consisting of carbonate and quartzite sedimentary rocks intruded by Cretaceous or Tertiary-age porphyritic intrusives. The gold mineralization present at Newmont's Yanacocha mine occurs within zones of silicified volcanic rocks. The gold and copper mineralization at the Corona deposit occurs in a typical Andean-style gold-copper porphyry setting within an altered intrusive body.

     Work conducted by the Company and Barrick has consisted of geological mapping, rock and stream sediment geochemical sampling, helicopter-borne geophysical surveying, ground induced-polarization surveying and core drilling. This geological, geochemical and geophysical work indicates at least 14 areas (size as yet undetermined) of alteration and mineralization in both volcanic and sedimentary rocks.

     Twenty-one drill holes totalling approximately 10,000 feet have been completed by the Company and Barrick during the past 18 months. Only three areas have been drill tested thus far. These are the Los Negritos, Shuito and Chalhuaquero gold prospects, all situated in the south-central portion of the claim block. Drilling has thus far intersected anomalous gold values and strong alteration.

EL TIGRE GOLD PROPERTY, LAMBAYEQUE DEPARTMENT, PERU

     GENERAL. Solitario acquired an option to earn a 60% interest in the 18,000 acre El Tigre gold property in northern Peru from Britannia Gold Corp. ("Britannia") in April 1996. To earn its interest, Solitario must spend $900,000 on exploration and make $115,000 in cash payments to Britannia over a four-year period. Solitario has already completed its first and second year work commitments.

     GEOLOGY AND EXPLORATION. The property is underlain by Jurassic volcanic rocks that are intensely silicified in several locations. Surface work indicates the silicified rocks contain anomalous gold values that extend under a gravel pediment cover. Twenty-one drill holes were completed in 1996. Most of the drill holes contained significant thicknesses of anomalous gold with the best values being 113 feet grading 0.021 ounces of gold per ton. Additional drilling is planned for 1997.

LAS CARACHAS, SAN JUAN PROVINCE, ARGENTINA

     The 22,000 acre Las Carachas property was initially acquired in 1993 and currently consists of three 100%-owned exploration cateos. One of the cateos was acquired in early 1996 from Minas Argentinas, S.A., through an option grant to earn a 100% interest, subject to a 2% NSR royalty, by spending $1,000,000 over a four-year period.

     The property displays several intensely altered zones with anomalous gold within Tertiary volcanic rocks. Areas of high base metal and silver values occur peripheral to these structural zones. The Company drilled nine reverse circulation holes totalling approximately 3,000 feet in 1995. Five of the holes intersected sub-economic anomalous gold values.

     In 1996, three core holes were completed on the Santa Rosa alteration zone. Two of the three holes intersected strongly altered rocks over widths ranging from 25 to 238 feet. These altered zones contained anomalous values of lead, zinc, silver and gold.

CANADA ONDA, SAN LUIS PROVINCE, ARGENTINA

     GENERAL. In August 1996, Solitario signed an agreement with a private Argentine party to earn a 75% interest in the 5,000 acre Canada Onda property in the Province of San Luis, Argentina. To earn its interest, Solitario must spend $1,000,000 in exploration and make $250,000 in payments over a five-year period. Solitario has already competed its first two years of work commitments.

     GEOLOGY AND EXPLORATION. The property is underlain by Precambrian metamorphic rocks intruded by Tertiary alkalic rocks. During the fall of 1996, initial exploration work consisted of surface geologic mapping and geochemical sampling, followed by reverse circulation drilling. Five holes totalling over 2,000 feet were completed. Two of the holes intersected 6.6 feet of high grade gold mineralization in excess of 1.2 ounces of gold per ton.

GUALILAN PROPERTY, SAN JUAN PROVINCE, ARGENTINA

     In 1993, the Company acquired rights to the 25,000 acre Gualilan property from a private Argentine party. In 1994, the Company entered into an agreement with Monarch Resources Investments Limited ("Monarch") entitling Monarch to earn a 51% interest in the property by making cash payments of $275,000 to the

Company and by spending $2,000,000 in exploration over a four-year period, including an October 1, 1996 payment of $300,000 to the underlying owner. In 1996, Monarch terminated the agreement, whereby the Company also elected to relinquish its interest in the properties.

CERRO NEGRO, SAN JUAN PROVINCE, ARGENTINA

  The Cerro Negro property consists of two concessions totalling approximately 12,500 acres in the province of San Juan, northwestern Argentina. One concession was leased from a private Argentine party in July 1994 and the other was directly applied for by the Company. The primary geologic target on the Cerro Negro property is a gold-copper bearing tourmaline breccia. An intensive sampling program was carried out in late 1994 and drilling in 1995. Two of the five drill holes encountered significant copper mineralization with 170 feet grading 0.15% copper in one hole and 145 feet grading 0.22% copper in the other hole.

EXPLORATION EXPENDITURE OVERVIEW

     During 1996, the Company conducted exploration activities on various of its properties incurring approximately $3.5 million in exploration expenditures, including $2.7 million in South America.

     Several of the Company's properties are subject to leases and/or options to purchase. The Company's share of 1997 annual lease and rental obligations and option payments, for properties it currently holds, totals $336,000 as determined at December 31, 1996. Certain other mining claims and properties not subject to leases were acquired by the Company either by deed or were located by the Company. With respect to the claims and other properties acquired by deed or located by the Company, the obligation required to hold the claims is to pay ad valorem property taxes in the case of the patented mining claims and fee land, and annual rental fees in the case of the unpatented mining claims and concessions. See BUSINESS-TITLE.

                             1997 WORK COMMITMENTS

     The Company's work commitments remaining to be fulfilled in 1997 is $375,000, all of which is expected to be fulfilled by its joint venture partners.

                                ANNUAL RENTALS
                                --------------

                                           Annual Rentals
                        Rental on        and Option Payments
                        Unpatented          for Property         Crown's Share
                        Claims and           Subject to             of Costs
 Property               Concessions         Lease in 1997          in 1997(1)
----------              -----------      -------------------     -------------
U.S.
Crown Jewel               $ 56,000            $ 45,000             $      -
Cord Ranch                  12,000             154,000                    -
Other                       56,000             145,000               87,000

PERU
Yanacocha                  126,000                   -              126,000
Bongara                    194,000              60,000                    -
Other                       28,000              25,000               53,000

ARGENTINA
Canada Onda                      -              20,000               20,000
Cerro Negro                      -              50,000               50,000
                          --------            --------             --------
TOTAL:                    $472,000            $499,000             $336,000

(1) Represents the Company's estimated share of rentals and option payments in 1997, based upon existing joint venture or leasing arrangements. (This estimate does not include costs to be borne by other joint venturers.)

GLOSSARY OF MINING TERMS

COMMERCIAL PRODUCTION. Commercial production is defined in various ways in mineral joint ventures and mineral leases. The term generally refers to the first continuous production from a mining operation at or near the designed capacity of the facilities, for a period of one or more months, signifying the end of the development phase and the beginning of the mining phase of the operations.

PATENTED MINING CLAIM. Patented mining claim means a lode or placer mining claim for which the United States has conveyed fee title to the claim holder pursuant to the Mining Law of 1872. To obtain fee title, the claimant must prove the existence of a valuable mineral deposit within the boundaries of the claim and meet certain other conditions.

UNPATENTED MINING CLAIM. Unpatented mining claim means a claim to a valuable mineral deposit established by a company or individual on land owned by the United States, under the Mining Law of 1872, giving the owner the possessory right to develop and mine the mineral deposit. The term also includes non-mineral millsites located pursuant to the Mining Law of 1872. Paramount title to the land is owned by the United States.

LODE CLAIM. Lode claims have a maximum size of 1,500 feet by 600 feet and may be established on veins or other mineralization in solid rock. The holder of each unpatented mining claim must pay a "claim maintenance fee" of $100 per claim on or before August 31 of each year through 1998. To locate new unpatented claims, the locator must pay a $100 per claim maintenance fee for the initial assessment year and a $25 per claim location fee. Until a valuable mineral deposit has been demonstrated to exist within an unpatented mining claim, the claim may be subject to challenge by third parties or by the United States.

PROVEN ORE RESERVES. That part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve estimation. Proven ore reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

PROBABLE ORE RESERVES. That part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve estimation. Probable ore reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.

     The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

MINERAL DEPOSIT. Mineral deposit means a mineralized body which has been physically delineated by drilling, underground tunneling, surface trenching and other workings and has been found to contain mineralized material with sufficient tonnage and grade to warrant further evaluation. Such a mineralized body is not known to contain proven or probable ore reserves because sampling is not yet sufficiently detailed to reliably predict that the mineralized rock can be economically and legally mined. Any statement of the quantity of gold or other mineral believed to be present in any mineral deposit should be regarded as a preliminary estimate of the total quantity of the mineral present in the mineralized body, subject to change after further exploration and development work, and does not indicate that such quantity of mineral can be economically extracted.

FEASIBILITY STUDY. A definitive engineering estimate or calculation of all costs, revenues, equipment needs and production likely to be achieved when a mine is developed. The study is used to define the economic viability of a project and to support the search for project financing.

NET SMELTER RETURN ROYALTY. Net smelter return royalty is a royalty, payable in cash or in kind, based on the actual gold sales price received or gold produced less the cost of refining at an off-site refinery.

ITEM 3.   LEGAL PROCEEDINGS

     In March 1997, appeals of the Record of Decision for the Final Environmental Impact Statement for the Crown Jewel Mine were filed with the USFS by the following parties: (i) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation; (iii) Columbia River Bioregional Education Project; and
(iv) Kettle Range Conservation Group. The Regional Forester (the Appeals Deciding Officer) has up to 45 days to either accept or deny the appeals. See PROPERTIES - CROWN JEWEL PROJECT - PERMITTING AND DEVELOPMENT.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

Name and municipality                        Position with the Company and business
of residence                  Age             experience within the last five years
----------------------       -----           ---------------------------------------

MARK E. JONES, III            57            Chairman of the Company since 1987,
Denver, Colorado                            Chief Executive Officer from 1987 to
                                            1993 and President from September 1989
                                            to November 1990; Chairman and Chief
                                            Executive Officer of Solitario since
                                            August 1993.

CHRISTOPHER E. HERALD         43            President of the Company since November
Golden, Colorado                            1990; Executive Vice President from
                                            January 1990 to November 1990; Presi-
                                            dent of Solitario since August 1993.

JOHN A. LABATE                48            Chief Financial Officer since June
Englewood, Colorado                         1995; Vice President - Finance and
                                            Secretary/Treasurer of the Company
                                            since January 1992; Vice President and
                                            Secretary of Solitario since August
                                            1993;  Chief Financial Officer of
                                            Solitario since April 1994.

DEBBIE W. MINO                44            Vice President - Investor Relations
Sugar Land, Texas                           of the Company since 1989.

WALTER H. HUNT                45            Vice President - Peru Operations of the
Cajamarca, Peru                             Company and Solitario since July 1994;
                                            Superintendent, Technical Services,
                                            from 1990 through July 1994 and Chief
                                            Geologist from 1988 through 1990, Echo
                                            Bay Minerals, Kettle River Operations.

        Officers of the Company are appointed by the Board of Directors.

                                         PART II
                                         -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The common stock of the Company was approved for quotation on the NASDAQ system and trading commenced on February 17, 1989 under the symbol CRRS. Since August 1, 1989 the Company's common stock has been traded on the NASDAQ National Market System. The Company's stock has been listed and traded in Canada on the Toronto Stock Exchange since December 10, 1991, under the symbol CRO.

     The following table sets forth the high and low sales prices on the NASDAQ National Market System for the Company's common stock for the quarterly periods from January 1, 1995 to December 31, 1996.

                                 Prices (US$)
                                 ------------
                                 High    Low
                                 -----  -----

1995:
-----
First Quarter                    $4.88  $3.38
Second Quarter                    5.38   3.50
Third Quarter                     5.63   4.38
Fourth Quarter                    5.50   4.13

1996:
-----
First Quarter                     6.88   4.75
Second Quarter                    6.50   5.13
Third Quarter                     7.00   5.00
Fourth Quarter                    6.75   5.38

     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Company has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

     At March 20, 1997, there were 1,226 record holders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the five years in the period ended December 31, 1996 and as of the years then ended has been derived from the audited consolidated financial statements of the Company (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.


                                      As of December 31,
Balance sheet data:     ----------------------------------------------
(in thousands)          1996      1995      1994      1993      1992
                       ------    ------    ------    ------    ------

Total Assets           $37,113   $36,664   $39,441   $28,882   $30,904

Long Term Debt          15,000    15,000    15,000    15,000    15,000

Working Capital          5,384     7,632    11,981     2,822     4,758

Stockholders' Equity    17,197    18,430    20,077    12,442    12,982



                                  Years ended December 31,
Income statement        ----------------------------------------------
data: (in thousands,    1996     1995      1994      1993      1992
except per share       ------   ------    ------    ------    ------
amounts)

Revenues               $   803  $ 1,030  $10,603(2)  $ 2,407   $10,204

Net Income (Loss)       (1,571)  (1,717)   3,505      (1,724)   (8,647)(1)

Net Income (Loss)
per Share                (0.12)   (0.13)    0.27       (0.14)    (0.69)


(1) The Company took a net $1.9 million after-tax charge related to its withdrawal from the Kettle River Joint Venture.

(2)       Crown received $8.5 million in 1994 from Battle Mountain.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements for the years ended December 31, 1996, 1995 and 1994, included elsewhere in this report. The Company's financial condition and results of operations are not necessarily indicative of what may be expected in future years. The Company's assets in South America are held through Solitario Resources Corporation ("Solitario"), a 60.4%-owned subsidiary as of December 31, 1996.

Results of Operations

     The Company has historically derived its revenues from the option and sale of property interests, from royalty interests and from the sale of its share of gold produced on its properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur.

     The Company had a net loss of $1.6 million ($0.12 per share) in 1996 compared with a net loss of $1.7 million ($0.13 per share) in 1995 and net income of $3.5 million ($0.27 per share) in 1994. Included in the 1994 results was $8.5 million of mineral property option proceeds related to the Crown Jewel Project.

     Total revenues were $0.8 million in 1996 compared with $1.0 million in 1995 and $10.6 million in 1994. Non-recurring revenue items included in 1994 were the $8.5 million of option proceeds and a $0.9 million gain on the sale of marketable equity securities. In May 1994, Crown and Battle Mountain, its joint venture partner in the Crown Jewel Project, reached an agreement resolving certain contractual issues related to the Crown Jewel Venture Agreement, which had been the subject of arbitration proceedings. Under the terms of the agreement, Battle Mountain paid to Crown $4.25 million in cash plus 435,897 Battle Mountain shares (valued at $4.25 million) in exchange for (1) the right to earn an additional 3% (to 54%) in the first 1.6 million ounces of gold recovered from the Crown Jewel property and (2) release of Battle Mountain from its obligation to make any of the quarterly $1.0 million payments to Crown which might otherwise have become due because of startup delays on the project. There were no such mineral option payments by Battle Mountain in 1996 or 1995, and the Company does not anticipate receipt of other such payments from Battle Mountain in the future. See PROPERTIES - CROWN JEWEL.

     The Company's recurring revenues have been primarily derived from its royalty interests and from interest income. Royalty income was $0.2 million in 1996, $0.5 million in 1995 and $0.9 million in 1994. Royalty income has decreased due to the completion of mining at the Kendall mine in Montana, in which the Company has a 5% royalty interest. The mine is now in reclamation.

The Company's remaining royalty interest relates to the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot deposit represents the primary ore source at Kettle River for the next three years. Approximately $0.2 million is expected to be received from this royalty interest in 1997.

     Interest income was $0.4 million in 1996 compared with $0.6 million in 1995 and $0.3 million in 1994. Fluctuations are due to changes in the Company's average invested cash balances, which have been impacted primarily by the option proceeds received from Battle Mountain and by proceeds received from the sales of stock of the Company's subsidiary, Solitario. See LIQUIDITY AND CAPITAL RESOURCES.

     General and administrative expenses in 1996 were $1.7 million compared with $2.0 million in 1995 and $1.8 million in 1994. The lower expenses in 1996 are the result of cost reduction efforts as well as one-time costs in 1995 associated with a merger proposal received and later rejected by the Company.

     In early 1994, the Company incurred $0.6 million of legal and other costs in connection with the arbitration proceedings with Battle Mountain related to the Crown Jewel Project. There were no such costs in 1996 and 1995.

     Interest expense was $1.0 million in each of 1996, 1995 and 1994 and related entirely to the Company's convertible debentures. Included in interest expense is amortization of deferred offering costs of $0.1 million in each of 1996, 1995 and 1994.

     The Company regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. Writedowns relating to exploration properties amounted to $0.5 million in each of 1996 and 1995, and $1.7 million in 1994.

     Minority interest in loss of subsidiary increased to $0.4 million in 1996 from $0.3 million in 1995 and $0.1 million in 1994. This variance occurred as the result of higher losses in Solitario as well as higher minority shareholdings of Solitario in 1996 and 1995.

     In March 1995, the Financial Accounting Standards Board ("FASB"') issued Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. The Company adopted SFAS No. 121 in 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations or financial position.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted this standard in 1996 by electing to continue to account for such compensation consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclosing the pro forma effect on net income and earnings per share as if the new accounting standard been applied. Had the Company accounted for its stock options under SFAS No. 123, it would have recorded net losses of $2.1 million ($0.16 per share) in each of 1996 and 1995.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. The statement is effective for financial statements issued in periods ending after December 15, 1997, including interim periods; early application is not permitted. The Company will adopt SFAS No. 128 in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. The Company has not yet determined the impact of adopting this statement on its reported net income per share.

Liquidity and Capital Resources

     Due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. The Company has in the past financed its activities through the sale of gold, the sale of securities, joint venture arrangements (including project financing) and the sale of interests in its properties. To the extent necessary, the Company expects to continue to use similar financing techniques.

     The Company's exploration and development activities and funding opportunities, as well as those of its joint venture partners, may be materially affected by gold price levels and changes in those levels. The market price of gold is determined in world markets and is affected by numerous factors which are beyond the Company's control.

     Net cash used in operating activities was $1.6 million in 1996 compared with uses of $2.0 million in 1995 and cash provided by operating activities of $2.2 million in 1994. The primary differences from 1994 related to $4.3 million of cash option payments received from Battle Mountain. The Company does not expect to receive any further such payments from Battle Mountain.

     Net cash used in investing activities in 1996 was $3.3 million, compared with $2.7 million in 1995. Net cash provided by investing activities during 1994 amounted to $1.8 million. During 1994, the Company received $5.2 million of proceeds on sales of marketable equity securities, including $4.9 million from the sale of Battle Mountain common stock. There were no such receipts in 1996 and 1995. Cash uses in 1996 included mineral property additions for the year of $3.5 million, including $2.7 million spent on properties in South America through Solitario.

     The Company has budgeted $2.9 million for exploration in 1997, $2.0 million of which is planned for South America. The Company's acquisition and exploration programs in 1996, 1995 and 1994 have primarily been devoted to properties in South America. As such, total foreign assets, as reported in the consolidated balance sheet as of December 31, 1996, amounted to $8.1 million. The Company is exposed to risks normally associated with foreign investments, including political, economic and social instabilities, as well as foreign exchange controls and currency fluctuations. Foreign investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of future operations.

     In January 1996, the Company sold 1,570,000 of its shares in Solitario, receiving net proceeds of $2.6 million from the transaction. The Company reinvested these proceeds by acquiring, through a private placement into Solitario, 1,570,000 new shares of Solitario plus 1,570,000 warrants, exercisable into shares of Solitario at Cdn$2.66 per share until February 1, 1998. There were no significant financing activities in 1995. Cash provided by financing activities during 1994 amounted to $5.2 million. During 1994, $1.2 million was received from the exercise of stock options. However, the Company does not anticipate significant exercises of stock options in the foreseeable future. In July 1994, the Company's then 86%-owned subsidiary, Solitario, completed an initial public offering of its common shares, receiving net proceeds of $4.0 million.

     Cash and cash equivalents amounted to $5.4 million at December 31, 1996, compared to $7.6 million as of December 31, 1995. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Included in cash and cash equivalents at December 31, 1996 was $1.5 million which was held in Solitario. Working capital at December 31, 1996 was $5.4 million compared with $7.6 million at the end of 1995.

     In February 1997, Crown sold 1,500,000 of its shares of Solitario in a market transaction, generating net proceeds of approximately $4.4 million. Later that month, Crown reinvested the proceeds into Solitario by acquiring 1,500,000 Solitario shares through a private placement into Solitario. Upon completion of the private placement, Crown's interest in Solitario was approximately 54.5%.

     A significant part of Crown's business involves the review of potential property acquisitions and continuing review and analysis of properties in which it has an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and lease obligations, Crown considers the fact that its obligations to make such payments fluctuate greatly depending on whether, among other things, Crown makes a decision to sell a property interest, convey a property interest to a joint venture, or allow its interest in a property to lapse by not making the work commitment or payment required.

     In 1994, the Company signed an agreement with Cyprus Amax Minerals Company ("Cyprus") giving Cyprus the right to earn a 70% interest in the Cord Ranch property. In 1996, Cyprus assigned its rights under the agreement to Royal Standard Minerals Inc. ("Royal Standard"). Pursuant to the agreement, Royal Standard must, among other things, fulfill the work commitment requirement of $300,000 in 1997 and make certain cash payments to the underlying property owners. In addition, should Royal Standard earn its interest in the property, it must provide Crown's share of expenditures until the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the property. If Royal Standard should elect to not proceed with the project, the Company may either choose to or may be required to abandon certain of these properties, which could have a material adverse impact on the Company's results of operations and funding capabilities in future periods. In particular, abandonment of the Cord Ranch property would result in a property writedown of approximately $3.1 million.

     The Company estimates its 1997 work commitments remaining to be fulfilled on its existing properties will be approximately $0.4 million. All of these work commitments are expected to be fulfilled by the Company's joint venture partners. The Company's share of rental obligations and other property payments for 1997 is estimated to be $0.3 million.

     In December 1996, Solitario signed an agreement with a subsidiary of Cominco Ltd. ("Cominco") on the Bongara project. Cominco has the right to earn a 60% interest in the Bongara project by spending a minimum of $27.5 million on exploration and development and by making cash payments of $1.8 million to Solitario over a four-year period, as well as fully funding the project through a bankable feasibility study. An initial cash payment of $250,000 was paid by Cominco in January 1997. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing.

     The Company believes that its existing funds and projected sources of funds will be sufficient to finance its currently planned exploration and other operating activities, and mandatory debt repayments for the foreseeable future. The Company's long-term funding opportunities and operating results are highly dependent on the successful commencement of commercial production at the Crown Jewel Project. Moreover, the Company believes that its ability to raise capital in the future will be tied largely to successful permitting and development of the Crown Jewel deposit. See PROPERTIES - CROWN JEWEL PROJECT - PERMITTING AND DEVELOPMENT.

     The FEIS on the Crown Jewel project was issued to the public in February 1997. Several appeals of the FEIS were filed with the USFS in March 1997. The USFS has up to 45 days to either accept the appeals and revise the FEIS or deny the appeals and affirm the FEIS. Most substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. This review process is expected to be completed in July. Pending successful completion of the permit applications, and the absence of an injunction, construction could begin in the fall of 1997 and is forecast to take approximately 14 months to complete. There are no assurances, however, that permits will be issued in a timely fashion or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project. See PROPERTIES - CROWN JEWEL.

     Uncertainties which exist with respect to timing of commercial production at Crown Jewel, and the potential fluctuation in gold prices, could have a material effect upon the Company's ability to fund its operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CROWN RESOURCES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----

Independent Auditors' Report..............................    F-1

Consolidated Financial Statements:
 Consolidated Balance Sheets as of December 31,
  1996 and 1995...........................................    F-2

 Consolidated Statements of Operations for the years
  ended December 31, 1996, 1995 and 1994..................    F-3

 Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994............    F-4

 Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994..................    F-5

Notes to Consolidated Financial Statements.................   F-6

     All schedules are omitted as the required information is included in the financial statements or notes thereto or is not applicable. Financial information on 50% or less owned entities is omitted, as the entities do not meet the tests for inclusion.

     The Company is not required to provide the selected quarterly financial data specified in Item 302 of Regulation S-K because it does not meet the tests outlined in Item 302(a)(5).

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
 of Crown Resources Corporation
Denver, Colorado


We have audited the consolidated balance sheets of Crown Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 1994 the Company changed its method of accounting for investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115.



DELOITTE & TOUCHE LLP



Denver, Colorado
March 18, 1997

                          CROWN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                            December 31,
                                          ---------------
                                           1996     1995
                                          ------   ------
                                           (in thousands)
                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents               $  5,447   $ 7,623
 Short-term investments                        89       135
 Bullion inventories                          106        43
 Prepaid expenses and other                   377       424
                                         --------   -------
  TOTAL CURRENT ASSETS                      6,019     8,225

MINERAL PROPERTIES, NET                    30,229    27,267

OTHER ASSETS:
 Debt issuance costs, net                     477       579
 Marketable equity securities                  18        25
 Other                                        370       568
                                         --------   -------
                                              865     1,172
                                         --------   -------
                                         $ 37,113   $36,664
                                         ========   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $    345   $   304
  Other                                       290       289
                                         --------   -------
    TOTAL CURRENT LIABILITIES                 635       593

LONG TERM LIABILITIES:
  Convertible debentures                   15,000    15,000
  Deferred income taxes                     1,140       857
  Other                                         -        47
                                         --------   -------
                                           16,140    15,904

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                3,141     1,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    authorized 20,000,000 shares;
    none outstanding                            -         -
  Common stock, $0.01 par value;
    authorized 50,000,000 shares;
    issued and outstanding 13,211,484
    and 13,171,659 shares                     132       132
  Additional paid-in capital               27,886    27,549
  Accumulated deficit                     (10,813)   (9,242)
  Unrealized loss on marketable
    equity securities                          (8)       (9)
                                         --------   -------
                                           17,197    18,430
                                         --------   -------
                                         $ 37,113   $36,664
                                         ========   =======


See notes to consolidated financial statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



(in thousands, except per                     Years Ended December 31,
share amounts)                             ------------------------------
                                             1996       1995       1994
                                           ---------  ---------  --------
REVENUES:
  Mineral property option
    proceeds                                $   151   $    -     $ 8,500
  Royalty income                                245        458       944
  Interest income                               407        572       291
  Gain on sale of equity securities               -          -       868
                                            -------    -------   -------
                                                803      1,030    10,603
                                            -------    -------   -------

COSTS AND EXPENSES:
  Depreciation, depletion and
    amortization                                174        264       192
  General and administrative                  1,676      1,999     1,769
  Interest expense                              971        971       970
  Asset writedowns                              476        494     1,677
  Arbitration costs                               -          -       591
  Other, net                                     33        (50)       65
                                            -------    -------   -------
                                              3,330      3,678     5,264
                                            -------    -------   -------
INCOME (LOSS) BEFORE INCOME
  TAXES AND MINORITY INTEREST                (2,527)    (2,648)    5,339

Income tax expense (benefit)                   (580)      (661)    1,958
                                            -------    -------   -------

INCOME (LOSS) BEFORE MINORITY INTEREST       (1,947)    (1,987)    3,381

Minority interest in loss of subsidiary        (376)      (270)     (124)
                                            -------    -------   -------

NET INCOME (LOSS)                           $(1,571)   $(1,717)  $ 3,505
                                            =======    =======   =======

INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                          $ (0.12)   $ (0.13)  $  0.27
                                            =======    =======   =======

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                         13,193     13,160    13,161
                                            =======    =======   =======



See notes to consolidated financial statements.

                          CROWN RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                           Unrealized
                                                                                           Gain/Loss
                                                                                               on
                                            Common Stock      Additional                   Narketable
(in thousands, except share              ------------------    Paid-in     Accumulated       Equity
amounts)                                 Shares      Amount    Capital       Deficit       Securities     Total
                                         ------      ------   ----------   -----------     ----------     -----
BALANCE, JANUARY 1, 1994                12,741,555   $ 127    $ 23,345     $(11,030)        $    -      $ 12,442

Cumulative effect of change in
accounting principle                             -       -           -            -            190           190
Sale of marketable equity securities             -       -           -            -           (190)         (190)
Issuance of shares:
Exercise of stock options                  388,476       4       1,578            -              -         1,582
For services                                11,753       -          50            -              -            50
In mineral property transactions            14,000       1          82            -              -            83
Public offering of shares
of subsidiary                                    -       -       2,420            -              -         2,420
Net income                                       -       -           -        3,505              -         3,505
Net unrealized loss on
marketable equity securities                     -       -           -            -             (5)           (5)
                                        ----------   -----    --------     --------          -----      --------
BALANCE, DECEMBER 31, 1994              13,155,784     132      27,475       (7,525)            (5)       20,077

Issuance of shares:
Exercise of stock options                   15,875       -          74            -              -            74
Net loss                                         -       -           -       (1,717)             -        (1,717)
Net unrealized loss on
marketable equity securities                     -       -           -            -             (4)           (4)
                                        ----------   -----    --------     --------          -----      --------
BALANCE, DECEMBER 31, 1995              13,171,659     132      27,549       (9,242)            (9)       18,430

Issuance of shares:
Exercise of stock options                   39,825       -         190            -              -           190
Sale of shares of subsidiary,
net of tax of $924                               -       -         147            -              -           147
Net loss                                         -       -           -       (1,571)             -        (1,571)
Net unrealized gain on
marketable equity securities                     -       -           -            -              1             1
                                        ----------   -----    --------     --------          -----      --------
BALANCE, DECEMBER 31, 1996              13,211,484   $ 132    $ 27,886     $(10,813)         $  (8)     $ 17,197
                                        ==========   =====    ========     ========          =====      ========


See notes to consolidated financial statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31,
                                                    ----------------------------
(in thousands)                                        1996      1995      1994
                                                    --------  --------  --------

OPERATING ACTIVITIES:
  Net income (loss)                                 $(1,571)  $(1,717)  $ 3,505
  Adjustments:
    Depreciation, depletion and amortization            276       366       294
    Deferred income taxes                              (580)     (661)    1,868
    Asset writedowns                                    476       494     1,677
    Securities received for mineral
      property option proceeds                            -         -    (4,250)
    Common stock issued for services                      -         -        50
    Gain on sale of marketable equity securities          -         -      (868)
    Minority interest                                  (376)     (270)     (124)
    Changes in operating assets and liabilities:
      Bullion inventories                               (63)       64        62
      Prepaid expenses and other                        209      (104)       (5)
      Accounts payable and
        other current liabilities                        42      (168)      (10)
                                                    -------   -------   -------
    Net cash provided by (used in)
      operating activities                           (1,587)   (1,996)    2,199
                                                    -------   -------   -------

INVESTING ACTIVITIES:
  Additions to mineral properties                    (3,467)   (2,837)   (3,187)
  Receipts on mineral property transactions             101       125         -
  Sale of short-term investments, net                    46        14        24
  Sale of marketable equity securities                    -         -     5,178
  Decrease in other liabilities                           -         -       (16)
  Decrease (increase) in other assets                    (8)       16      (176)
                                                    -------   -------   -------
    Net cash provided by (used in)
      investing activities                           (3,328)   (2,682)    1,823
                                                    -------   -------   -------

FINANCING ACTIVITIES:
 Sale of common stock of subsidiary, net              2,610         -     4,003
  Common stock issued under options
    and warrants                                        129        48     1,205
                                                    -------   -------   -------
    Net cash provided by financing
      activities                                      2,739        48     5,208
                                                    -------   -------   -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   (2,176)   (4,630)    9,230

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          7,623    12,253     3,023
                                                    -------   -------   -------

CASH AND CASH EQUIVALENTS, END OF YEAR              $ 5,447   $ 7,623   $12,253
                                                    =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-cash transactions:
    Securities received for mineral
      property transactions                         $    -    $    30   $ 4,250
    Common stock issued in mineral
      property transactions                               -         -        83
    Deferred tax benefit of non-qualified
      stock option exercises                             61        26       377
  Cash paid (received) during the year for:
    Income taxes                                          -         -        90
    Interest                                            868       868       868

See notes to consolidated financial statements.

1.        Business and Summary of Significant Accounting Policies:

          Business

          Crown Resources Corporation (the "Company" or "Crown") engages principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United States and in South America. Its properties in Peru and Argentina are held through Solitario Resources Corporation ("Solitario"), a 60.4%-owned subsidiary as of December 31, 1996.

          Crown has historically derived its revenues from the option and sale of property interests, from royalty interests and from the sale of its share of gold produced from its properties.

          Financial reporting

          The consolidated financial statements include the accounts of Crown and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Undivided interests in mineral properties are accounted for by the proportionate consolidation method in accordance with standard practice in the mining industry.

          Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash equivalents

          Cash equivalents include investments in highly liquid debt securities with maturities of three months or less when purchased. Investments with longer maturities at the date of purchase are classified as short-term investments.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

1.        Business and Summary of Significant Accounting Policies   (Continued):

          Inventories

          Gold bullion received as in-kind royalties is recorded at market. Inventories of $106,000 and $43,000 at December 31, 1996 and 1995, respectively, consisted entirely of gold bullion.

          Mineral properties

          Leasehold costs are capitalized in cost centers and are depleted on the basis of the cost centers' economic reserves (estimated recoverable, proven and probable reserves) using the units-of-production method. If there are insufficient economic reserves to use as a basis for depleting such costs, they are expensed as a mineral property write-off in the period in which the determination is made. Economic reserves and related leasehold costs attributable to properties under option to be acquired by third-parties are not included in the depletion calculation.

          Exploration costs are capitalized initially and are charged to operations if an area is abandoned or deemed impaired. Exploration costs on successful projects will be amortized by the units-of-production method based on estimated economic reserves.

          Marketable equity securities

          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's equity securities are classified as available-for-sale. As a result of implementing SFAS No. 115, the Company recognized a $190,000 increase in stockholders' equity as of January 1, 1994. During the year ended December 31, 1994, the Company realized a gain of $868,000 from the disposition of securities. The cost of marketable equity securities sold is determined by the specific identification method.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

1.   Business and Summary of Significant Accounting Policies   (Continued):

Foreign exchange

The United States dollar is the functional currency for all the Company's foreign subsidiaries. Foreign currency gains and losses are included in the results of operations in the periods in which they occur.

Revenue recognition

Royalty revenue is recognized when product is delivered in-kind or cash payments are received.

Income taxes

The Company reports income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income (loss) per share

Net loss per share for the years ended December 31, 1996 and 1995 is based on the weighted average number of common shares outstanding for the year; the effect of stock options is not included in the computation of per share amounts in 1996 and 1995 because it is anti-dilutive.

The calculation of income per share for the year ended December 31, 1994 is based on the weighted average number of common shares outstanding, including 107,109 shares assumed to be outstanding related to common stock equivalents.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

  1.      Business and Summary of Significant Accounting Policies   (Continued):

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. The statement is effective for financial statements issued in periods ending after December 15, 1997, including interim periods; early application is not permitted. The Company will adopt SFAS No. 128 in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. The Company has not yet determined the impact of adopting this statement on its reported net income per share.

          Employee stock compensation plans

          The Company follows Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." The exercise price of stock options issued to employees equals the market price of the stock on the measurement date and, therefore, the Company does not record compensation expense on stock options granted to employees.

          Minority interest

          Minority interest represents the minority stockholders' proportionate interest in Solitario. The Company owned 60.4% and 66.8% of Solitario at December 31, 1996 and 1995, respectively. See Note 9.

2.        Mineral Properties:

          United States

          Crown Jewel Project

          In March 1990, the Company entered into an agreement with Battle Mountain Gold Company ("Battle Mountain") providing Battle Mountain an option to enter into a joint venture to develop the Company's Crown Jewel gold deposit in northeastern Washington. Battle Mountain paid $5,000,000 on the grant of the option and since March 14, 1990 has funded all exploration on Crown Jewel. On January 4, 1991, Battle Mountain exercised its option by payment of an additional $5,000,000. In order to acquire a 51% interest in the project, Battle Mountain is required to fund all development and capital costs to com-mencement of commercial production. Crown is not required to fund or repay any costs related to the development and capital costs of the project incurred prior to commercial production.

          In May 1994, Crown and Battle Mountain reached an agreement resolving certain contractual issues related to the Crown Jewel Venture Agreement, which had been the subject of arbitration proceedings. Under the terms of the agreement, Battle Mountain paid to Crown $4,250,000 in cash plus 435,897 shares of Battle Mountain common stock (market value $4,250,000) in exchange for (1) the right to earn an additional 3% (to 54%) in the first 1,600,000 ounces of gold recovered from the Crown Jewel property and (2) release of Battle Mountain from its obligation to make any of the quarterly $1,000,000 payments to Crown which might otherwise have become due because of startup delays on the project. The Company incurred costs of $591,000 in 1994 in connection with the arbitration proceedings related to these quarterly payments.

          Cord Ranch

          The Company holds a lease for the right to explore and develop the Cord Ranch prospect, a 34,000 acre ranch in the southern portion of the Carlin Gold Trend of Nevada. By amendment, the lease now requires a work commitment of $300,000 in 1997. In addition, the agreement calls for non-recoupable minimum annual payments of $150,000 in each of 1997 through 1999 and recoupable annual advance royalty payments of $200,000 in 2000 and thereafter. See Note 6.

          In September 1994, Crown signed an agreement with a subsidiary of Cyprus Amax Minerals Company ("Cyprus") giving Cyprus the right to earn a 70% interest in Crown's Cord Ranch and adjacent gold properties. In June 1996, Cyprus assigned its rights under the agreement to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). In order to vest in any of the Crown properties, Royal Standard must fulfill the terms of the Cord lease agreement, as amended, including the work commitment and property payments as specified. In addition, should Royal Standard vest in the properties, it must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties.

          Peru

          The Company holds exploration concessions or has filed applications for concessions covering approximately 430,000 acres in Peru. These applications are subject to normal administrative approvals and the properties are subject to an annual rental of $2.00 per hectare (approximately 2.47 acres per hectare) in June of each year.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

    2.    Minerals Properties (Continued):

          In November 1993, the Company entered into option agreements (the "Bongara option") covering a 25,000-acre zinc prospect in northern Peru. Aggregate option payments of $70,000 were made and required work commitments of $750,000 were satisfied through 1996 in order to vest in the property. The Company has exercised its option for the conveyance of the property to the Company.

          The Bongara option also requires semiannual advance minimum royalty payments, beginning with a $20,000 payment on signing of the conveyance, increasing to a maximum of $50,000 three years thereafter and until commercial production is achieved. These payments are recoupable out of net sales value ("NSV") royalty payments made from commercial production, should such production be achieved. The NSV royalty, which is payable to the lessor, ranges from a minimum of 3%, subject to certain deductions for treatment and transportation costs, at zinc prices below $0.75 per pound, to a maximum of 5% at prices above $1.00 per pound.

          In December 1996, the Company signed an agreement with a subsidiary of Cominco Ltd. ("Cominco") regarding the Bongara property, presently covering approximately 240,000 acres (the "Bongara project"), which could, at Cominco's option, include the Bongara option property upon its conveyance. Cominco has the right to earn up to a 60% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development and by making cash payments of $1,800,000 to Solitario over a four-year period, as well as fully funding the project through a bankable feasibility study. An initial cash payment of $250,000 was paid by Cominco in January 1997. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing.

          In May 1995, the Company signed an agreement with Barrick Gold Corporation ("Barrick") on its 155,000 acre Yanacocha gold property in northern Peru. The agreement gave Barrick the right to earn a 60% interest in the property by spending $6,250,000 in exploration and making cash payments of $1,000,000 to the Company over a four-year period. In June 1996, Barrick elected to terminate the agreement, thereby relinquishing its interest in the property.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

  2.      Minerals Properties (Continued):

          Argentina

          The Company holds exploration rights or has filed applications for rights covering approximately 650,000 acres primarily in six provinces of Argentina. These exploration rights are granted by the provincial governments, which have the right to impose up to a maximum 3% gross royalty on production. Additionally, certain of these properties may be subject to a royalty to a private company which, when combined with provincial royalties, could increase the applicable aggregate royalty to a maximum of 4%.

          In 1994, the Company entered into an agreement with Monarch Resources Investments Limited ("Monarch") entitling Monarch to earn a 51% interest in the Company's Gualilan properties by spending $2,000,000 in exploration and making cash payments of $275,000 to the Company over a four-year period. In 1996, Monarch terminated the agreement, whereby the Company elected to relinquish its interest in the properties.

          Asset Writedowns

          The Company regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. Upon determining that certain properties did not have sufficient potential for economic mineralization, the Company recorded writedowns relating to exploration properties of $476,000, $494,000 and $1,677,000 in 1996,
          1995 and 1994, respectively.

          Mineral property costs for all the Company's properties are comprised of the following:

                                      December 31,
                                   ------------------
                                     1996      1995
                                   --------  --------
(in thousands)
 Land and leasehold costs           $15,293   $14,989
 Exploration costs                   15,760    13,102
                                    -------   -------
                                     31,053    28,091
 Less accumulated depreciation,
  depletion and amortization            824       824
                                    -------   -------
                                    $30,229   $27,267
                                    =======   =======

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

  2.      Minerals Properties (Continued):

          Land, leasehold and exploration costs related to mineral properties for which exploration activities had not yet identified the presence of economic reserves totaled $16,736,000 and $13,879,000 at December 31, 1996 and 1995, respectively.

          At December 31, 1996 and 1995, the carrying value of the Crown Jewel Project amounted to $13,493,000 and $13,388,000 respectively. The Crown Jewel Project represents the Company's total proven and probable gold reserves and its only property in development.

          Included in the consolidated balance sheet at December 31, 1996 and 1995 are net assets of the Company's foreign operations, located in Argentina and Peru, in the amount of $8,102,000 and $6,241,000, respectively.

          In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. The Company adopted SFAS No. 121 in 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations or financial position.

   3.     Convertible Debentures:

          On August 27, 1991 the Company completed a European offering for $15 million of 5 3/4% Convertible Subordinated Debentures due 2001 ("Debentures"). The Debentures are convertible into approximately 1,523,000 shares of Crown common stock at $9.85 per share, and are redeemable at the option of the Company on certain terms and conditions. Interest on the Debentures is payable semiannually in arrears, each February and August. Neither the Debentures nor the common stock issuable upon conversion of the Debentures is registered under the Securities Act of 1933. Debt offering costs are being amortized over the life of the Debentures.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   4.     Income Taxes:

          The Company's income tax expense (benefit) from continuing operations consists of the following:

(in thousands)                                   1996     1995    1994
                                                -------  -------  -----

         Deferred:
           U.S.                                  $ 336   $  213   $   79
           Foreign                                  46       54      270
         Current - U.S.                              -        -       90
         Operating loss and credit
          carryovers:
           U.S.                                   (900)    (899)   1,655
           Foreign                                 (62)     (29)    (136)
                                                 -----    -----   ------
         Income tax expense (benefit)            $(580)   $(661)  $1,958
                                                 =====    =====   ======

          Consolidated income (loss) before income taxes includes losses from foreign operations of $618,000, $486,000, and $75,000 in 1996, 1995 and 1994, respectively.

          Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs, depreciation, depletion and amortization expenses, the recognition of in-kind royalty payments, and property abandonments.

          During 1996, 1995 and 1994 the Company recognized income tax deductions of $180,000, $77,000, and $1,108,000, respectively, from the exercise of non-qualified stock options. Stockholders' equity has been credited in the amounts of $61,000, $26,000, and $377,000, respectively, for the income tax benefits of these income tax deductions. Also during 1996, the Company purchased and sold shares of Solitario. Stockholders' equity has been charged in the amount of $924,000 for the income tax expense associated with the purchase and sale transactions.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   4.     Income Taxes (Continued):

          The net deferred tax liabilities in the accompanying December 31, 1996 and 1995 balance sheets include the following components:

(in thousands)                          1996     1995
                                      --------  -------

     Deferred tax assets:

     Net operating loss (NOL)
       carryovers...................  $ 6,391   $5,727
     Alternative minimum tax (AMT)
       credit carryovers............      325      325
     Other                                108      183
     Valuation allowance               (1,049)    (606)
                                      -------   ------
     Deferred tax assets                5,775    5,629
                                      -------   ------

     Deferred tax liabilities:

     Exploration and development
      costs                             6,420    6,099
     Depreciation, depletion and
      amortization                        448      373
     Other                                 47       14
                                      -------   ------
     Deferred tax liabilities           6,915    6,486
                                      -------   ------
     Net deferred tax liabilities     $ 1,140   $  857
                                      =======   ======

          A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense (benefit) for income taxes is as follows:

(in thousands)                         1996     1995     1994
                                      -------  -------  -------

     Income tax at statutory
      rates                            $(859)   $(900)  $1,815
     Nondeductible foreign
      expenditures                        67       75      270
     Excess percentage depletion           -      (20)     (50)
     Foreign mining incentives          (202)    (324)    (196)
     Change in valuation allowance       443      523       83
     Other                               (29)     (15)      36
                                       -----    -----   ------
     Income tax expense (benefit)      $(580)   $(661)  $1,958
                                       =====    =====   ======

          At December 31, 1996, the Company has unused U.S. NOL carryovers of approximately $15,580,000 which begin to expire in 2004. In addition, the Company has approximately $325,000 of U.S. AMT credit carryovers which can be carried forward indefinitely. The Company also has Argentina and Peru NOL

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   4.     Income Taxes (Continued):

          carryovers at December 31, 1996 of approximately $3,171,000 and $271,000, respectively, which begin to expire in 1999 and 2000, respectively.

          At December 31, 1996, the Company has an unrecognized deferred tax liability of $77,000 related to the investment in a domestic subsidiary which is not consolidated for U.S. income tax purposes, for which the carrying amount exceeds tax basis. The Company expects to recover its investment through tax-free means.

   5.     Fair Value of Financial Instruments:

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the determination of fair value for certain of the Company's financial assets and liabilities. It defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

          For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The Company's marketable equity securities are carried at their estimated fair value, based on quoted market prices. At December 31, 1996, the estimated fair value of the Company's Debentures was $12,750,000, based on quoted market prices.

   6.     Commitments and Contingencies:

          In acquiring its interests in minerals claims and leases, the Company has entered into lease agreements which generally may be canceled at its option. The Company is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. The Company estimates its 1997 mineral property rentals and option payments to be approximately $971,000. Based upon existing joint venture or leasing arrangements, the Company's share of these costs is approximately $336,000.

          The Company has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 1996, 1995 and 1994 was $48,000, $49,000 and $50,000,
          respectively.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   6.     Commitments and Contingencies (Continued):

          The Company leases office space under non-cancelable operating leases providing for minimum annual rent payments as follows: $64,000 in 1997, $73,000 in 1998, $75,000 in 1999, $77,000 in 2000, and $39,000
          in 2001. Rent expense for all leases was $60,300, $122,000 and $135,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   7.     Stock Option Plans:

          Under the Company's 1988 Stock Benefit Plan ("1988 Plan"), the Board of Directors may (a) grant incentive stock options, as defined in
          Section 422A of the Internal Revenue Code of 1986, as amended, to any employee of the Company or to any employee of any parent or subsidiary of the Company; (b) grant options other than incentive stock options (non-qualified stock options); (c) grant stock appreciation rights or cash bonus rights; (d) award stock bonuses; and (e) grant stock purchase rights and sell stock subject to certain restrictions.

          Up to 1,500,000 shares of the Company's common stock may be issued under the 1988 Plan. As of December 31, 1996, 608,121 shares were reserved for future issuance under the 1988 Plan. All stock options that have been granted under the 1988 Plan have been issued at the market price of the common stock at the date of the grant.

          On June 27, 1991, the Company's shareholders approved the Crown Resources Corporation 1991 Stock Incentive Plan ("1991 Plan"). The Board of Directors has reserved 1,500,000 shares of Crown common stock for grants under the 1991 Plan.

          Generally, the terms and conditions of the 1991 Plan are similar to those of the 1988 Plan described above, except that members of the Board of Directors are eligible only to receive formula grants of non-qualified stock options. Each member of the Board of Directors who is also an employee of Crown or any parent or subsidiary of Crown will be entitled to receive, automatically, an award of non-qualified stock options on grant dates defined in the 1991 Plan. Each option will cover a number of shares determined by dividing the employee-director's annual base compensation rate on the grant date by three. Each director who is not an employee will receive an award of non-qualified stock options covering 10,000 shares of Crown common stock.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   7.     Stock Option Plans (Continued):

          Options granted under the 1991 Plan are granted at the market price of the common stock at the date of grant, except for non-qualified options granted to non-directors, which price cannot be less than the average price for the five business days immediately preceding the date of grant.

          In addition to shares issued pursuant to stock option exercises, 11,753 shares were issued in 1994 under the 1991 Plan to employees in lieu of cash compensation. As of December 31, 1996, 1,384,924 shares were reserved for future issuance under the 1991 Plan.

          The activity in the 1988 Plan for the three years ended December 31, 1996 is as follows:


                        1996               1995                1994
                 -------------------  ---------------   ------------------
                            Weighted         Weighted            Weighted
                             Average          Average             Average
                  Options     Price   Options  Price    Options    Price
                 -------------------  ---------------   ------------------
Outstanding,
  beginning
  of year......   280,600      9.25  607,017     8.20     971,993   6.29
Granted........    60,000      5.63        -                    -
Exercised......         -                  -             (364,976)  3.10
Forfeited               -                  -                    -
Expired........  (280,600)     9.25 (326,417)    7.31           -
                 --------           --------             --------
Outstanding,
  end of year      60,000      5.63  280,600     9.25     607,017   8.20
                 ========           ========             ========
Exercisable,
  end of year      15,000      5.63  280,600     9.25     607,017   8.20
                 ========           ========             ========

The options outstanding under the 1988 Plan have an exercise price of $5.63 and weighted average remaining contractual life of 4.1 years.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   7.     Stock Option Plans (Continued):

          The activity in the 1991 Plan for the three years ended December 31, 1996 is as follows:

                                 1996                 1995             1994
                        ------------------     ---------------   --------------
                                  Weighted            Weighted         Weighted
                                   Average             Average          Average
                           Options   Price     Options   Price   Options  Price
                        ------------------     ---------------   --------------
Outstanding,
  beginning
  of year                1,145,548    5.17     859,748   5.63    576,082   5.31
Granted                    241,575    5.70     301,675   3.75    307,166   6.33
Exercised                  (39,825)   3.24     (15,875)  3.02    (23,500)  3.09
Forfeited                        -                   -                 -
Expired                          -                   -                 -
                         ---------           ---------           -------
Outstanding,
  end of year            1,347,298    5.32   1,145,548   5.17    859,748   5.63
                         =========           =========           =======
Exercisable,
  end of year            1,202,048    5.36     947,473   5.35    682,998   5.72
                         =========           =========           =======


Range of                                 Weighted Average       Weighted
Exercise                 Amount              Remaining           Average
 Prices                Outstanding       Contractual Life      Exercise Price
--------               -----------       ----------------      --------------
$2.99-4.63                531,891               2.1  $             3.45
$5.63-7.25                815,407               1.9  $             6.52

          Options granted under both plans generally expire five years from the date of grant.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company elected to continue to account for such compensation consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and to disclose the pro forma effect on net income and earnings per share as if the new accounting standard been applied.

          Pro forma information has been computed as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.69% and 7.06%; dividend yields of 0%; volatility factors of the

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   7.     Stock Option Plans (Continued):

          expected market price of the Company's common stock of 53% and 55%; and a weighted average expected life of the options of 4 years. The weighted average fair values of the options granted are estimated at $2.71 and $1.92 per share in 1996 and 1995, respectively.

          Had the Company accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

         (In thousands, except
         per share amounts)      1996      1995
                               --------  --------

         Net loss
           As reported         $(1,571)  $(1,717)
           Pro forma            (2,161)   (2,125)

         Net loss per share
           As reported         $ (0.12)  $ (0.13)
           Pro forma             (0.16)    (0.16)

   8.     Stockholders' Equity:

          Crown is authorized to issue 20,000,000 shares of $0.01 par value preferred stock and has issued, to a subsidiary, 1,000,000 shares of nonconvertible preferred stock which is eliminated in consolidation.

          On July 25, 1995, the Company adopted a shareholder rights plan pursuant to which rights ("Rights") to acquire shares of Series B Preferred Stock were distributed to shareholders of the Company, with the right to buy 1/100 share of Series B Preferred Stock for each common share held, at an initial exercise price of $25.00. The Company also designated 500,000 shares of preferred stock as Series B Preferred Stock with each 1/100 share having economic terms substantially equivalent to one common share.

          Generally, the Rights will become exercisable if a shareholder or group of shareholders becomes the beneficial owner of or announces the intention to acquire common shares of 15 percent or more of the outstanding common shares of the Company. If the Rights become exercisable, each Right (other than Rights held by the acquiring person or group) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

   8.     Stockholders' Equity (Continued):

          In July 1994, Solitario completed an initial public offering of its common shares. Net proceeds of the public offering amounted to $4,003,000. The gain related to the sale of shares of Solitario, $2,420,000, has been recorded in additional paid-in capital.

          In January 1996, the Company sold 1,570,000 of its shares in Solitario, receiving net proceeds of $2,566,000 from the market transaction. The Company reinvested the proceeds by acquiring, through a private placement into Solitario, 1,570,000 new shares of Solitario plus 1,570,000 warrants, exercisable into shares of Solitario at Cdn$2.66 per share until February 1, 1998. The gain on the sale of shares of Solitario, $1,071,000 has been recorded in additional paid-in capital, net of taxes of $924,000. For purposes of the statement of cash flows, the sale and subsequent repurchase of shares of Solitario have been treated as a single financing activity.

          During 1996, previously issued warrants to purchase 553,686 Solitario shares at Cdn$2.50 (approximately $1.82) per share were exercised, including 529,000 warrants exercised by the Company. Net proceeds to Solitario from third party exercises were approximately $44,000.

          In August 1995, the Company advanced funds to Solitario pursuant to a convertible note in the principal amount of $1,500,000. The 7.5% note is due in full by August 25, 1997 and provides for convertibility of the principal amount into shares of Solitario at a conversion price of $1.196 per share at any time until August 25, 1997.

   9.     Subsequent Event:

          In February 1997, the Company sold 1,500,000 of its shares in Solitario, receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring, through a private placement into Solitario, 1,500,000 new shares of Solitario plus 1,500,000 warrants, exercisable into shares of Solitario at Cdn$4.83 per share until February 27, 1999. Upon completion of the private placement, the Company's interest in Solitario was approximately 54.5%.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors.

     The information with respect to directors required under this item is incorporated herein by reference to the table set forth under the section captioned ELECTION OF DIRECTORS in the Company's Proxy Statement in connection with the annual meeting of shareholders to be held on June 19, 1997, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     (b) Executive Officers.

     The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 11, Item 12 and Item 13 is incorporated herein by reference to the sections entitled EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and EXECUTIVE COMPENSATION, respectively, in the Company's Proxy Statement in connection with the annual meeting of shareholders to be held June 19, 1997, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1. Consolidated Financial Statements: Index on page 37 of this Report.

    2. Exhibits. The exhibits as indexed on pages 44 through 47 of this Report are included as a part of this Form 10-K.

(b)     Reports on Form 8-K:

        None.

Exhibit
Number     Description
-------    -----------

3.1        The Company's Articles of Incorporation (incorporated by reference to
             Exhibit 3.1 to Registration Statement on Form S-4, Commission File No. 33-25033 (the "1989 S-4 Registration Statement")).

3.2        The Company's Bylaws (incorporated by reference to Exhibit 3.2 to the
             1989 S-4 Registration Statement).

3.3        Statement of Rights and Preferences of Series A Nonconvertible
             Preferred Stock (issued to a subsidiary) as filed with the Secretary of State, State of Washington, which forms part of the Company's Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1989).

4.1        Form of Rights Agreement, dated as of July 25, 1995, between the
             Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated July 25, 1995).

10.1       1988 Stock Benefit Plan of the Company (incor-porated by reference to
             Exhibit 10.11 to Amendment No. 2 to the Registration Statement).

10.2       1991 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.13 to Crown Resources Corporation's Registration Statement on Form S-4 dated May 17, 1991, Commission file no. 33-40642 (the "1991 S-4 Registration Statement")).

10.3       Crown Jewel Venture Agreement, dated effective January 4, 1991, between Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc., and Battle Mountain Gold Company (incorporated by reference to Exhibit 10.10 to the 1991 S-4 Registration Statement).

10.4       Agreement and Plan of Merger, dated April 16, 1991, between Crown
             Resources Corporation, Crown Resources Property Corporation and Judith Gold Corporation (incorporated by reference to Exhibit 2.1 to Crown Resources Corporation's Form 8-K dated April 16, 1991).

10.5       Mining Lease, dated September 1, 1987, between Judith Gold
             Corporation and Canyon Resources Corporation (incorporated by reference to Exhibit 10.14 to the 1991 S-4 Registration Statement).

10.6       Settlement Agreement, dated September 29, 1992, between Battle
             Mountain Gold Company, Crown Resource Corp. of Colorado, Keystone Surveys, Inc., and Spenst M. Hansen (incorporated by reference to
             Exhibit 10.18 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1992).

10.7       Mutual General Release and Settlement Agreement, dated September 29,
             1992, between Crown Resources Corporation and its subsidiary, Crown Resource Corp. of Colorado, Centurion Mines Corp., and Royal Minerals, Inc. (incorporated by reference to Exhibit 10.19 to Crown Resources Corporation's Form 10-K for the year ended December 31,
             1992).

10.8       First Amendment to Mining Agreement, dated October 25, 1993, between
             Crown Resource Corp. of Colorado and United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.20 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

10.9       Option Contract for Conveyance between Crown Resource Corp. of
             Colorado and Compania Minera del Amazonas S.A. (Bongara-Even) (incorporated by reference to Exhibit 10.21 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

10.10      Agreement dated as of May 17, 1993, between Sovereign Gold Company
             (Argentine), Ltd. and Crown Resources Corporation (incorporated by reference to Exhibit 10.23 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

10.11 Second Amendment to Mining Agreement, dated April 28, 1994, between Crown Resource Corp. of Colorado and United States National Bank of
         Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended March 31, 1994).

10.12 Settlement Agreement, dated May 6, 1994, between Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company (incorporated by reference to Exhibit 10.2 to Crown Resources Corporation's Form 10-Q for the quarter ended March 31, 1994).

10.13 Second Amendment to Crown Jewel Venture Agreement, dated April 27, 1994, between Crown Resources Corporation, Crown Resource Corp. of
         Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company (incorporated by reference to Exhibit 10.1 to Crown
         Resources Corporation's Form 10-Q for the quarter ended June 30,
         1994).

10.14 Agreement, dated September 8, 1994, between Crown Resource Corp. of Colorado and Pinon Exploration Corporation (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended September 30, 1994).

10.15 Stock Purchase Agreement, dated September 9, 1994, between Cyprus Gold Exploration Corporation and Crown Resource Corp. of Colorado, relating to the Shares of Capital Stock of Pinon Exploration Corporation (incorporated by reference to Exhibit 10.2 to Crown Resources Corporation's Form 10-Q for the quarter ended September 30, 1994).

10.16 First Amendment to Agreement between Crown Resource Corp. of Colorado and Pinon Exploration Corporation (incorporated by reference to Exhibit
         10.18 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).

10.17 Third Amendment to Mining Agreement between United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee
         Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan
         Michael Pereira, as Beneficiaries of the Pereira Children's Trust and Crown Resource Corp. of Colorado (incorporated by reference to Exhibit 10.19 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).

10.18 Letter Agreement, dated December 24, 1996, between Cominco Peru s.r.l. and Mineral Los Tapados S.A.

11     Statement regarding computation of per share earnings.

22     Subsidiaries of the registrant.

24.1   Consent of Deloitte & Touche LLP.

25     Powers of attorney.

27     Financial data schedule.

   For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended ("Act"), the registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statement on Form S-8, Nos. 33-31754 (filed October 24, 1989) and 33-57306 (filed January 22,
1993).

   Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN RESOURCES CORPORATION


                                        By: /s/ John A. Labate
                                           -----------------------------
                                           John A. Labate
                                           Vice President and
                                           Chief Financial Officer

                                        Date: March 28, 1997
                                             ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE              DATE

/s/ Mark E. Jones, III    *  Principal Executive     March 28, 1997
---------------------------  Officer and Director    --------------
Mark E. Jones, III
Chairman

/s/ John A. Labate           Principal Financial     March 28, 1997
---------------------------  and Accounting Officer  --------------
John A. Labate
Vice President and
 Chief Financial Officer

/s/ Christopher E. Herald
---------------------------
Christopher E. Herald
President

/s/ J. Michael Kenyon     *
----------------------------
J. Michael Kenyon
                              A majority of
/s/ Rodney D. Knutson     *   the Board of          March 28, 1997
----------------------------  Directors             --------------
Rodney D. Knutson

/s/ Linder G. Mundy       *
----------------------------
Linder G. Mundy

/s/ Steven A. Webster     *
----------------------------
Steven A. Webster

/s/ David R. Williamson   *
----------------------------
David R. Williamson


* By:/s/ John A. Labate
     ------------------------
  John A. Labate, Attorney-in-fact

                               INDEX TO EXHIBITS


Exhibit
Number       Description                                                                 Page
-------      -----------                                                                 ----
3.1          The Company's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4, Commission
             File No. 33-25033 (the "1989 S-4 Registration Statement")).

3.2 The Company's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).

3.3          Statement of Rights and Preferences of Series A Nonconvertible
             Preferred Stock (issued to a subsidiary) as filed with the Secretary of State, State of Washington, which forms part of the Company's Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K for the year ended December
             31, 1989).

4.1          Form of Rights Agreement, dated as of July 25, 1995, between the
             Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated July
             25, 1995).

10.1 1988 Stock Benefit Plan of the Company (incor-porated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement).

10.2 1991 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.13 to Crown Resources Corporation's Registration
             Statement on Form S-4 dated May 17, 1991, Commission file no. 33-
             40642 (the "1991 S-4 Registration Statement")).

10.3 Crown Jewel Venture Agreement, dated effective January 4, 1991, between Crown Resources Corporation, Crown Resource Corp. of
             Colorado, Gold Texas Resources U.S., Inc., and Battle Mountain Gold
             Company (incorporated by reference to Exhibit 10.10 to the 1991 S-4
             Registration Statement).

10.4         Agreement and Plan of Merger, dated April 16, 1991, between Crown
             Resources Corporation, Crown Resources Property Corporation and
             Judith Gold Corporation (incorporated by reference to Exhibit 2.1 to Crown Resources Corporation's Form 8-K dated April 16, 1991).

10.5 Mining Lease, dated September 1, 1987, between Judith Gold Corporation and Canyon Resources Corporation (incorporated by reference to Exhibit 10.14 to the 1991 S-4 Registration Statement).

10.6 Settlement Agreement, dated September 29, 1992, between Battle Mountain Gold Company, Crown Resource Corp. of Colorado, Keystone Surveys, Inc., and Spenst M. Hansen (incorporated by reference to
             Exhibit 10.18 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1992).

10.7 Mutual General Release and Settlement Agreement, dated September 29, 1992, between Crown Resources Corporation and its subsidiary, Crown Resource Corp. of Colorado, Centurion Mines Corp., and Royal Minerals, Inc. (incorporated by reference to Exhibit 10.19 to Crown Resources Corporation's Form 10-K for the year ended December 31,
             1992).

10.8 First Amendment to Mining Agreement, dated October 25, 1993, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.20 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

10.9 Option Contract for Conveyance between Crown Resource Corp. of Colorado and Compania Minera del Amazonas S.A. (Bongara-Even) (incorporated by reference to Exhibit 10.21 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

10.10 Agreement dated as of May 17, 1993, between Sovereign Gold Company (Argentine), Ltd. and Crown Resources Corporation (incorporated by reference to Exhibit 10.23 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

10.11 Second Amendment to Mining Agreement, dated April 28, 1994, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit
             10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended March 31, 1994).

10.12 Settlement Agreement, dated May 6, 1994, between Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company (incorporated by reference to Exhibit 10.2 to Crown Resources Corporation's Form 10-Q for the quarter ended March 31, 1994).

10.13 Second Amendment to Crown Jewel Venture Agreement, dated April 27, 1994, between Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended June 30,
             1994).

10.14 Agreement, dated September 8, 1994, between Crown Resource Corp. of Colorado and Pinon Exploration Corporation (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended September 30, 1994).

10.15 Stock Purchase Agreement, dated September 9, 1994, between Cyprus Gold Exploration Corporation and Crown Resource Corp. of Colorado, relating to the Shares of Capital Stock of Pinon Exploration Corporation (incorporated by reference to Exhibit 10.18 to Crown Resources Corporation's Form 10-K for the year ended December 31,
             1995).

10.16 First Amendment to Agreement between Crown Resource Corp. Of Colorado and Pinon Exploration Corporation (incorporated by reference to Exhibit 10.18 to Crown Resources Corporation's Form 10-K for the year ended December 13, 1995).

10.17 Third Amendment to Mining Agreement between United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michael Pereira, as Beneficiaries of the Pereira Children's Trust and Crown Resource Corp. of Colorado (incorporated by reference to Exhibit 10.19 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).

10.18 Letter Agreement, dated December 24, 1996, between Cominco Peru s.r.l. and Mineral Los Tapados S.A.

11           Statement regarding computation of per share earnings.

22           Subsidiaries of the registrant.

24.1         Consent of Deloitte & Touche LLP.

25           Powers of attorney.

27           Financial data schedule.