Form 10-Q
period 1997-03-31
CROWN RESOURCES CORP
filed 1997-05-13
CIK 841555

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to
                        Commission file number 0-17480


                          CROWN RESOURCES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WASHINGTON                             84-1097086
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

      1675 BROADWAY, SUITE 2400,                          80202
           DENVER, COLORADO                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 534-1030


                               ----------------

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares outstanding as of April 30, 1997: 13,254,404 shares of common stock, $0.01 par value.

================================================================================

                               TABLE OF CONTENTS
                               -----------------


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements.................. 3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...... 7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings.................................. 9

  Item 2  Changes in Securities.............................. 9

  Item 3  Defaults Upon Senior Securities.................... 9

  Item 4  Submission of Matters to a Vote
            of Security Holders.............................. 9

  Item 5  Other Information.................................. 9

  Item 6  Exhibits and Reports on Form 8-K................... 9

SIGNATURES...................................................10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Consolidated Financial Statements
        ---------------------------------

                          CROWN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(in thousands, except                              March 31,      December 31,
 per share amounts)                                  1997            1996
                                                 ------------     -----------
                                     ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                      $ 8,892            $ 5,447
  Short-term investments                              89                 89
  Bullion inventories                                106                106
  Prepaid expenses and other                         183                377
                                                 -------            -------
    TOTAL CURRENT ASSETS                           9,270              6,019

MINERAL PROPERTIES, NET                           30,832             30,229

OTHER ASSETS:
  Debt issuance costs, net                           451                477
  Other                                              390                388
                                                 -------            -------
                                                     841                865
                                                 -------            -------
                                                 $40,943            $37,113
                                                 =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   304            $   345
  Other                                               75                290
                                                  ------            -------
    TOTAL CURRENT LIABILITIES                        379                635

LONG TERM LIABILITIES:
  Convertible debentures                          15,000             15,000
  Deferred income taxes                            1,601              1,140
                                                  ------            -------
                                                  16,601             16,140

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                      5,705              3,141

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value                     -                  -
  Common stock, $0.01 par value                      133                132
  Additional paid-in capital                      29,345             27,886
  Accumulated deficit                            (11,222)           (10,813)
  Unrealized gain (loss) on
    marketable equity securities                       2                 (8)
                                                  ------            -------
                                                  18,258             17,197
                                                  ------            -------
                                                 $40,943            $37,113
                                                  ======            =======

See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                              Three months ended
(in thousands, except per                          March 31,
share amounts)                                    ----------
                                                1997       1996
                                              --------  ----------

REVENUES:
  Royalty income                              $    70     $    42
  Interest income                                  98         124
                                              -------     -------
                                                  168         166
                                              -------     -------

COSTS AND EXPENSES:
  Depreciation, depletion and amortization         41          33
  General and administrative                      553         437
  Interest expense                                243         243
  Abandonment and impairment of mining
   claims and leases                                3          11
  Other, net                                      (56)          6
                                              -------     -------
                                                  784         730
                                              -------     -------
LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                               (616)       (564)

INCOME TAX BENEFIT                               (178)       (144)
                                              -------     -------

LOSS BEFORE MINORITY INTEREST                    (438)       (420)

MINORITY INTEREST IN LOSS OF SUBSIDIARY            29          45
                                              -------     -------

NET LOSS                                      $  (409)    $  (375)
                                              =======     =======

NET LOSS PER COMMON AND COMMON
 EQUIVALENT SHARE                              $(0.03)     $(0.03)
                                              =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING          13,235      13,176
                                              =======     =======




See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
(in thousands)                                            1997      1996
                                                         ------    ------

OPERATING ACTIVITIES:
 Net loss                                               $ (409)   $ (375)
 Adjustments:
  Depreciation, depletion & amortization                    67        59
  Deferred income taxes                                   (178)     (144)
  Abandonment of mining claims
   and leases                                                3        11
  Common stock issued for services                         140         -
  Minority interest                                        (29)      (45)
  Changes in operating assets and liabilities:
   Inventories                                               -       (24)
   Prepaid expenses and other                              (56)        6
   Accounts payable and other
    current liabilities                                   (256)     (194)
                                                        ------    ------
  Net cash used in operating activities                   (718)     (706)
                                                        ------    ------

INVESTING ACTIVITIES:
 Additions to mineral properties                          (615)     (510)
 Receipts on mineral property transactions                 250        88
 (Increase) decrease in other assets                       (19)       50
                                                        ------    ------
  Net cash used in investing activities                   (384)     (372)
                                                        ------    ------

FINANCING ACTIVITIES:
 Common stock issued under options                          57        53
 Issuance of common stock of subsidiary                  4,490     2,610
                                                        ------    ------
  Net cash provided by financing activities              4,547     2,663
                                                        ------    ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,445     1,585

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           5,447     7,623
                                                        ------    ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $8,892    $9,208
                                                        ======    ======

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid (received) during the period for:
   Interest                                             $  432    $  432
  Noncash investing and financing activities:
   Deferred tax benefit of non-qualified
    stock option exercises                                  20        15
   Acquisition of additional interest in subsidiary          -       240
   Securities received for mineral property
    transactions                                             9         -




See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the three months ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

     These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. The statement is effective for financial statements issued in periods ending after December 15, 1997, including interim periods; early adoption is not permitted. The Company will adopt SFAS No. 128 in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. The Company has not yet determined the impact of adopting this statement on its reported net income per share.

2.   ISSUANCE OF COMMON STOCK OF SUBSIDARY

     In February 1997, the Company sold 1,500,000 of its shares in Solitario Resources Corporation ("Solitario"), receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring, through a private placement into Solitario, 1,500,000 new shares of Solitario plus 1,500,000 warrants, exercisable into shares of Solitario at Cdn$4.83 per share until February 27, 1999. Upon completion of the private placement, the Company's interest in Solitario was approximately 54.5%.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

RESULTS OF OPERATIONS
---------------------

The Company had a net loss of $409,000, or $0.03 per share, for the first quarter of 1997 compared with a loss of $375,000, or $0.03 per share, for the first quarter of 1996.

Total revenues for the first quarter of 1997 were $168,000 compared with $166,000 for first quarter 1996. Higher royalty revenues in 1997, primarily from the Kettle River mine in Washington, were mostly offset by lower interest income during the current period.

General and administrative expenses for the first quarter of 1997 were $553,000 compared with $437,000 for the same period last year. The increase was mainly due to a non-recurring issuance of common stock for services. Interest expense of $243,000 for first quarter 1997 was the same as in the year earlier quarter.

During the first quarter of 1997, the Company recorded other income of $56,000, relating primarily to a termination payment received on a previously joint ventured exploration project. There was no such income in the year earlier quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the quarter ended March 31, 1997, the Company spent $615,000 for mineral property additions, of which $428,000 related to exploration activities on its projects in Peru and Argentina, which are held through its 54%-owned subsidiary, Solitario. Also during the quarter, Solitario received a payment of $250,000 from Cominco Ltd. on the execution of its agreement with Cominco to joint venture its Bongara zinc project in Peru.

During the first quarter of 1997, the Company sold 1,500,000 of its shares in Solitario, receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring 1,500,000 new shares of Solitario through a private placement into Solitario.

Working capital at March 31, 1997 increased to $8,891,000 from $5,384,000 at December 31, 1996. Cash and cash equivalents at March 31, 1997 were $8,892,000, including $5,786,000 held in Solitario.

The Company expects to spend approximately $3,600,000 in 1997 on its exploration programs, including $2,600,000 to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance currently planned activities for the foreseeable future. The Company's long term funding opportunities and operating results continue to be largely dependent on the successful commencement of commercial production at the Crown Jewel project.

The Crown Jewel property is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Historically, there have been appeals associated with the permitting process, and it is difficult to predict their impact and duration. Assuming timely permit issuance and absent an injunction, the 14-month construction process could begin in 1997. See Legal Proceedings, elsewhere in this report.
                          -----------------

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     In March 1997, appeals of the Record of Decision ("ROD") for the Final Environmental Impact Statement ("FEIS") for the Crown Jewel Mine were filed with the U.S. Forest Service by the following parties: (i) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation; (iii) Columbia River Bioregional Education Project; and (iv) Kettle Range Conservation Group.

     On May 5, 1997, the U.S. Forest Service Deputy Regional Forester upheld the ROD to approve the Crown Jewel Mine project, and denied all four appeals. The decision constitutes the final administrative determination of the U.S. Department of Agriculture on the ROD and FEIS, but could be appealed to U.S. Federal District Court.

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

(b)  Reports on Form 8-K:

     None

Exhibit Number   Description
--------------   -----------
 27              Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CROWN RESOURCES CORPORATION



May 12, 1997                         By: /s/ John A. Labate
----------------                         ---------------------------------
Date                                     John A. Labate
                                         Vice President and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number        Description                                      Page No.
-------       -----------                                      --------
 27           Financial Data Schedule........................     12