Form 10-Q
period 1997-06-30
CROWN RESOURCES CORP
filed 1997-08-05
CIK 841555

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---
     ACT OF 1934

For the quarterly period ended          JUNE 30, 1997
                              -----------------------------------

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________
                       Commission file number    0-17480
                                               -----------

                          CROWN RESOURCES CORPORATION
       -----------------------------------------------------------------
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

     Shares outstanding as of July 31, 1997: 13,267,079 shares of common stock, $0.01 par value.

                                 TABLE OF CONTENTS
                                 -----------------


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements.................................  3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  7

PART II - OTHER INFORMATION

  Item 1  Legal Proceedings.................................................  9

  Item 2  Changes in Securities.............................................  9

  Item 3  Defaults Upon Senior Securities...................................  9

  Item 4  Submission of Matters to a Vote
            of Security Holders.............................................  9

  Item 5  Other Information................................................. 10

  Item 6  Exhibits and Reports on Form 8-K.................................. 10

SIGNATURES.................................................................. 11

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Consolidated Financial Statements
        ---------------------------------

                          CROWN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(in thousands, except                       June 30,       December 31,
 per share amounts)                           1997             1996
                                          ------------     ------------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $ 7,994          $ 5,447
  Short-term investments                       94               89
  Bullion inventories                         107              106
  Prepaid expenses and other                  182              377
                                          -------          -------
    TOTAL CURRENT ASSETS                    8,377            6,019

MINERAL PROPERTIES, NET                    31,342           30,229

OTHER ASSETS:
  Debt issuance costs, net                    426              477
  Other                                       345              388
                                          -------          -------
                                              771              865
                                          -------          -------
                                          $40,490          $37,113
                                          =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $   256          $   345
  Other                                       292              290
                                          -------          -------
    TOTAL CURRENT LIABILITIES                 548              635

LONG TERM LIABILITIES:
  Convertible debentures                   15,000           15,000
  Deferred income taxes                     1,411            1,140
                                          -------          -------
                                           16,411           16,140

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                               5,709            3,141

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value             -                -
  Common stock, $0.01 par value               133              132
  Additional paid-in capital               29,397           27,886
  Accumulated deficit                     (11,697)         (10,813)
  Unrealized loss on
    marketable equity securities              (11)              (8)
                                          -------          -------
                                           17,822           17,197
                                          -------          -------
                                          $40,490          $37,113
                                          =======          =======

See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


(in thousands, except per              Three months ended June 30,    Six months ended June 30,
 share amounts)                       -----------------------------  ---------------------------
                                           1997           1996           1997          1996
                                      --------------  -------------  ------------  -------------
REVENUES:
  Mineral property option proceeds          $    -         $   151       $    -         $   151
  Royalty income                                 70             80           140            122
  Interest income                               113            110           211            234
                                            -------        -------       -------        -------
                                                183            341           351            507
                                            -------        -------       -------        -------
COSTS AND EXPENSES:
  Depreciation, depletion and
   amortization                                  34             57            75             90
  General and administrative                    565            479         1,118            916
  Interest expense                              242            242           485            485
  Abandonment and impairment of
   mining claims and leases                      55            153            58            164
  Other, net                                      5             (3)          (51)             3
                                            -------        -------       -------        -------
                                                901            928         1,685          1,658
                                            -------        -------       -------        -------
LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                             (718)          (587)       (1,334)        (1,151)

INCOME TAX BENEFIT                             (179)           (89)         (357)          (233)
                                            -------        -------       -------        -------

LOSS BEFORE MINORITY INTEREST                  (539)          (498)         (977)          (918)

MINORITY INTEREST IN LOSS OF
 SUBSIDIARY                                      64            113            93            158
                                            -------        -------       -------        -------

NET LOSS                                    $  (475)       $  (385)      $  (884)       $  (760)
                                            =======        =======       =======        =======

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE                    $ (0.04)       $ (0.03)      $ (0.07)       $ (0.06)
                                            =======        =======       =======        =======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                          13,258         13,188        13,247         13,182
                                            =======        =======       =======        =======


 See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Six months ended June 30,
                                                   -------------------------
(in thousands)                                        1997           1996
                                                   ----------     ----------
OPERATING ACTIVITIES:
 Net loss                                           $  (884)       $  (760)
 Adjustments:
  Depreciation, depletion & amortization                126            141
  Deferred income taxes                                (357)          (233)
  Abandonment of mining claims
   and leases                                            58            164
  Common stock issued for services                      140             -
  Minority interest                                     (93)          (158)
  Changes in operating assets and liabilities:
   Inventories                                           (1)           (45)
   Prepaid expenses and other                           (55)           (65)
   Accounts payable and other
    current liabilities                                 (87)            59
                                                    -------        -------
  Net cash used in operating activities              (1,153)          (897)
                                                    -------        -------

INVESTING ACTIVITIES:
 Additions to mineral properties                     (1,280)        (1,359)
 Sale (purchase) of short-term investments               (5)            47
 Receipts on mineral property transactions              349             96
 (Increase) decrease in other assets                    (27)            24
                                                    -------        -------
  Net cash used in investing activities                (963)        (1,192)
                                                    -------        -------

FINANCING ACTIVITIES:
 Common stock issued under options                       76             53
 Issuance of common stock of subsidiary               4,587          2,610
                                                    -------        -------
  Net cash provided by financing activities           4,663          2,663
                                                    -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS             2,547            574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        5,447          7,623
                                                    -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 7,994        $ 8,197
                                                    =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid (received) during the period for:
   Interest                                         $   432        $   432
  Noncash investing and financing activities:
   Deferred tax benefit of non-qualified
    stock option exercises                               24             15
   Acquisition of additional interest in subsidiary      -             240
   Securities received for mineral property
    transactions                                          9             -



See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the six months ended June 30, 1997 and 1996 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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


2.   ISSUANCE OF COMMON STOCK OF SUBSIDIARY

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

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        ------------------------------------


RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

The Company had a net loss of $475,000, or $0.04 per share, for the second quarter of 1997 compared with a loss of $385,000, or $0.03 per share, for the second quarter of 1996. The higher loss was due primarily to lower revenues in the current quarter.

Total revenues for the second quarter of 1997 were $183,000 compared with $341,000 for second quarter 1996. During the year earlier quarter, the Company received $151,000 of mineral property option proceeds, while there were no such receipts in the current quarter.

General and administrative expenses for the second quarter of 1997 were $565,000
compared with $479,000 for the same period last year.   Interest expense of
$242,000 for second quarter 1997 was the same as in the year earlier quarter.

During the second quarter of 1997, the Company recorded exploration property writedowns of $55,000, compared with property writedowns of $153,000 for the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Net loss for the six months ended June 30, 1997 was $884,000, or $0.07 per share, compared with a loss of $760,000, or $0.06 per share, for the six months ended June 30, 1996.

Total revenues for the six months ended June 30, 1997 were $351,000 compared with $507,000, including the option proceeds of $151,000, for the first half of 1996.

General and administrative expenses for the first half of 1997 were $1,118,000 compared with first half 1996 expenses of $916,000. The higher 1997 expenses were mainly due to a non-recurring issuance of common stock for services. Interest expense of $485,000 for the first six months of 1997 was the same as for the first six months of 1996.

Property abandonments and writedowns for the six months ended June 30, 1997 were $58,000 compared with writedowns of $164,000 for the same period last year.
Also during the first six months of 1997, the Company recorded other income of $51,000, related primarily to a termination payment received on a previously joint ventured exploration project. There was no such income in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended June 30, 1997, the Company spent $1,280,000 for mineral property additions, of which $960,000 related to exploration activities on its projects in Peru and Argentina, which are held through its 54%-owned subsidiary, Solitario. Also during the period, Solitario received property payments of $349,000 from its joint venture partners, including $250,000 from Cominco Ltd. on the execution of its agreement with Cominco to joint venture its Bongara zinc project in Peru.

In February 1997, the Company sold 1,500,000 of its shares in Solitario, receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring 1,500,000 new shares of Solitario through a private placement into Solitario.

Working capital at June 30, 1997 was $7,829,000, compared with $5,384,000 at December 31, 1996. Cash and cash equivalents at June 30, 1997 were $7,994,000, including $5,293,000 held in Solitario.

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

The Crown Jewel property is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Favorable permit decisions have been received, with the scheduling agreement with the Washington state permitting agencies providing time lines for the remaining state permit decisions. Certain special interest groups have challenged the favorable Record of Decision ("ROD") and Final Environmental Impact Statement ("FEIS") for the Crown Jewel Project. See Legal Proceedings,
                                                            -----------------
elsewhere in this report. In cases where special interest groups challenge an FEIS for a project, it is also typical that specific permit decisions are appealed. The impact and duration of pending and potential appeals is difficult to predict. Based on the foregoing, the 14-month Crown Jewel construction process is presently expected to begin in spring 1998.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     In May 1997, the United States Forest Service ("USFS") Deputy Regional Forester upheld the ROD to approve the Crown Jewel Mine project, denying the four appeals which had been filed by special interest groups in March. In late May 1997, an action was filed against the USFS appealing its decision to uphold the ROD. The action was filed in United States District Court by the Okanogan Highlands Alliance, the Washington Environmental Council, the Colville Indian Environmental Protection Alliance, and the Kettle Range Conservation Group. The Company expects the USFS to contest the appeal. The appeal petition indicates that the special interest groups will seek injunctive relief restraining the USFS from approving or authorizing any action related to the Crown Jewel project.

     In June 1997, the Okanogan Highlands Alliance filed an action, in Superior Court of the State of Washington in and for Thurston County, against the Washington Department of Natural Resources ("DNR"), the Washington Department of Ecology, Battle Mountain Gold Company, and Crown Resources Corporation. The petition requests judicial review of the FEIS under the Washington State Environmental Policy Act.

Item 2. Changes in Securities
        ---------------------

     Not  Applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          On June 19, 1997, the Company held its Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

     1. ELECTION OF DIRECTORS. All seven directors were re-elected to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:

                                               Number of Shares
                                             --------------------
                  Name                          For      Withheld
          ---------------------              ----------  --------
          Mark E. Jones, III                 10,205,896    53,101
          Christopher E. Herald              10,213,098    45,899
          J. Michael Kenyon                  10,213,098    45,899
          Rodney D. Knutson                  10,212,496    46,501
          Linder G. Mundy                    10,212,320    46,677
          Steven A. Webster                  10,213,098    45,899
          David R. Williamson                10,213,098    45,899


     2. APPOINTMENT OF AUDITORS. The appointment of Deloitte & Touche LLP as the Company's auditors for fiscal year 1997 was ratified:

                                Number of Shares
                       ---------------------------------
                          For       Against     Abstain
                       ----------  ---------   ---------
                       10,196,138    31,143      31,716

Item 5. Other Information
        -----------------

     None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits: The exhibits as indexed on page 12 of this Report are included as a part of this Form 10-Q.

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



                         CROWN RESOURCES CORPORATION



August 5, 1997                        By: /s/ John A. Labate
-------------------                       --------------------------------
Date                                      John A. Labate
                                          Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting
                                          Officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number    Description                                               Page No.
-------   -----------                                               --------
  27      Financial Data Schedule   .  .                               13