Form 10-Q
period 1997-09-30
CROWN RESOURCES CORP
filed 1997-11-07
CIK 841555

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                          CROWN RESOURCES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WASHINGTON                             84-1097086
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     1675 BROADWAY, SUITE 2400                          80202
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

  Shares outstanding as of October 31, 1997: 13,312,829 shares of common stock, $0.01 par value.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 TABLE OF CONTENTS
                                 -----------------


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements.................  3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....  7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings.................................  9

  Item 2  Changes in Securities.............................  9

  Item 3  Defaults Upon Senior Securities...................  9

  Item 4  Submission of Matters to a Vote
           of Security Holders.............................. 10

  Item 5  Other Information................................. 10

  Item 6  Exhibits and Reports on Form 8-K.................. 10


SIGNATURES.................................................. 11

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Consolidated Financial Statements
        ---------------------------------

                          CROWN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(in thousands, except                      September 30,      December 31,
 per share amounts)                             1997             1996
                                            ------------      -----------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $ 6,569           $ 5,447
  Short-term investments                           97                89
  Bullion inventories                             104               106
  Prepaid expenses and other                      163               377
                                              -------           -------
    TOTAL CURRENT ASSETS                        6,933             6,019

MINERAL PROPERTIES, NET                        31,639            30,229

OTHER ASSETS:
  Debt issuance costs, net                        400               477
  Other                                           277               388
                                              -------           -------
                                                  677               865
                                              -------           -------
                                              $39,249           $37,113
                                              =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $   602           $   345
  Other                                            72               290
                                             --------          --------
    TOTAL CURRENT LIABILITIES                     674               635

LONG TERM LIABILITIES:
  Convertible debentures                       15,000            15,000
  Deferred income taxes                         1,008             1,140
                                             --------          --------
                                               16,008            16,140

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                    5,826             3,141

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value                  -                 -
  Common stock, $0.01 par value                   133               132
  Additional paid-in capital                   29,468            27,886
  Accumulated deficit                         (12,846)          (10,813)
  Unrealized loss on marketable
    equity securities                             (14)               (8)
                                             --------          --------
                                               16,741            17,197
                                             --------          --------
                                             $ 39,249          $ 37,113
                                             ========          ========

See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                       Three months ended    Nine months ended
(in thousands, except per                September 30,         September 30,
share amounts)                        --------------------  -------------------
                                         1997       1996      1997       1996
                                      ----------  --------  ---------  --------

REVENUES:
  Mineral property option proceeds    $   -       $   -     $   -      $   151
  Royalty income                             42        57        182       179
  Interest income                            98        91        309       325
                                        -------   -------    -------   -------
                                            140       148        491       655
                                        -------   -------    -------   -------


COSTS AND EXPENSES:
  Depreciation, depletion and
   amortization                              69        49        144       139
  General and administrative                400       402      1,518     1,318
  Interest expense                          243       243        728       728
  Abandonment and impairment of
   mining claims and leases               1,293        64      1,351       228
  Other, net                                  -        (5)       (51)       (2)
                                        -------   -------    -------   -------

                                          2,005       753      3,690     2,411
                                        -------   -------    -------   -------

LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                       (1,865)     (605)    (3,199)   (1,756)

INCOME TAX BENEFIT                         (463)     (117)      (820)     (350)
                                        -------   -------    -------   -------

LOSS BEFORE MINORITY INTEREST            (1,402)     (488)    (2,379)   (1,406)

MINORITY INTEREST IN LOSS OF
 SUBSIDIARY                                 253        91        346       249
                                        -------   -------    -------   -------

NET LOSS                                $(1,149)  $  (397)   $(2,033)  $(1,157)
                                        =======   =======    =======   =======

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE                 $(0.08)   $(0.03)    $(0.15)   $(0.09)
                                        =======   =======    =======   =======

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                      13,269    13,198     13,254    13,187
                                        =======   =======    =======   =======




See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Nine months ended September 30,
                                                ------------------------------
(in thousands)                                            1997      1996
                                                        -------   -------

OPERATING ACTIVITIES:
 Net loss                                               $(2,033)  $(1,157)
 Adjustments:
  Depreciation, depletion & amortization                    220       216
  Deferred income taxes                                    (820)     (350)
  Abandonment and impairment of mining
   claims and leases                                      1,351       228
  Common stock issued for services                          140         -
  Minority interest                                        (346)     (249)
  Changes in operating assets and liabilities:
   Inventories                                                2       (64)
   Prepaid expenses and other                               (35)      162
   Accounts payable and other
    current liabilities                                      39      (151)
                                                        -------   -------
  Net cash used in operating activities                  (1,482)   (1,365)
                                                        -------   -------

INVESTING ACTIVITIES:
 Additions to mineral properties                         (2,663)   (2,564)
 Sale (purchase) of short-term investments                   (8)       46
 Receipts on mineral property transactions                  349        96
 Decrease in other assets                                   (29)       (1)
                                                        -------   -------
  Net cash used in investing activities                  (2,351)   (2,423)
                                                        -------   -------

FINANCING ACTIVITIES:
 Common stock issued under options                          133       129
 Issuance of common stock of subsidiary                   4,822     2,610
                                                        -------   -------
  Net cash provided by financing activities               4,955     2,739
                                                        -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,122    (1,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            5,447     7,623
                                                        -------   -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 6,569   $ 6,574
                                                        =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                             $   868   $   868
  Non-cash investing and financing activities:
   Deferred tax benefit of non-qualified
    stock option exercises                                   34        61
   Acquisition of additional interest in subsidiary         206       240
   Securities received for mineral property
    transactions                                              9         -

See Notes to Consolidated Financial Statements.

                          CROWN RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the nine months ended September 30, 1997 and 1996 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. The statement is effective for financial statements issued in periods ending after December 15, 1997, including interim periods; early adoption is not permitted. The Company will adopt SFAS No. 128 in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. The pro forma effect on loss per share for the three months and nine months ended September 30, 1997 and 1996 had SFAS 128 been adopted is not material.

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

3.   CONVERSION OF NOTE OF SUBSIDIARY

     In August 1997, the Company elected to convert its $1,500,000 7.5% convertible note into 1,254,180 shares of Solitario common stock. The conversion was in accordance with the terms of the note dated August 25, 1995 and increased the Company's holding in Solitario to 9,633,585 shares or 57%.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        ------------------------------------


RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

The Company had a net loss of $1,149,000, or $0.08 per share, for the third quarter of 1997 compared with a loss of $397,000, or $0.03 per share, for the third quarter of 1996. The higher loss was due primarily to exploration property writedowns in the current quarter.

Total revenues for the third quarter of 1997 were $140,000 compared with $148,000 for third quarter 1996 due to a slight increase in interest bearing assets during the current quarter.

General and administrative expenses for the third quarter of 1997 were $400,000
compared with $402,000 for the same period last year.   Interest expense was
$243,000 for third quarter 1997 which was the same in the third quarter of 1996.

During the third quarter of 1997, the Company recorded exploration property writedowns of $1,293,000, compared with property writedowns of $64,000 for the third quarter of 1996. The increase in property writedowns was the result of a combination of an unfavorable gold price and drilling results during 1997 which defined certain properties that no longer meet the Company's criteria for potential economic ore deposits.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Net loss for the nine months ended September 30, 1997 was $2,033,000, or $0.15 per share, compared with a loss of $1,157,000, or $0.09 per share, for the nine months ended September 30, 1996.

Total revenues for the nine months ended September 30, 1997 were $491,000 compared with $655,000 for the first nine months of 1996, which included mineral property option proceeds of $151,000.

General and administrative expenses for the first nine months of 1997 were $1,518,000 compared with expenses of $1,318,000 for the first nine months of 1996. The higher 1997 expenses were mainly due to a non-recurring issuance of common stock for services. Interest expense of $728,000 for the first nine months of 1997 was the same during the first nine months of 1996.

Property abandonments and writedowns for the nine months ended September 30, 1997 were $1,351,000 compared with writedowns of $228,000 for the same period last year as a result of lower gold prices and increased drilling activity in 1997. Additionally, during the first nine months of 1997, the Company recorded other income of $51,000, related primarily to a termination payment received on a previously joint ventured exploration project. There was no such income in the year earlier period.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended September 30, 1997, the Company spent $2,663,000 for mineral property additions, of which $1,933,000 related to exploration activities on its projects in Peru and Argentina, which are held through Solitario. Also, during the nine month period, the Company received property payments of $349,000 from its joint venture partners, including the receipt of $250,000 from Cominco Ltd. ("Cominco") which had been recorded during December 1996 on the execution of its agreement with Cominco to joint venture its Bongara zinc project in Peru.

In February 1997, the Company sold 1,500,000 of its shares in Solitario, receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring 1,500,000 new shares of Solitario through a private placement into Solitario.

In August 1997, the Company elected to convert its US$1.5 million convertible debenture into 1,254,180 shares of Solitario common stock in accordance with the terms of the 7.5% convertible note dated August 25, 1995. The conversion increased the Company's ownership in Solitario to 9,633,585 shares or 57%.

Working capital at September 30, 1997 was $6,259,000, compared with $5,384,000 at December 31, 1996. Cash and cash equivalents at September 30, 1997 were $6,569,000, including $4,631,000 held in Solitario.

The Company expects to spend approximately $3,600,000 for the full year 1997 on its exploration programs, including $2,600,000 to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance currently planned activities for the foreseeable future. The Company's long term funding opportunities and operating results continue to be largely dependent on the successful commencement of commercial production at the Crown Jewel project.

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

Based on the foregoing, the fourteen-month Crown Jewel construction process is presently expected to begin in mid-1998.

During the third quarter, Solitario leased the promising Soloco zinc property south of the Bongara project area. Solitario relinquished its option rights to the original Bongara claim block where the Mina Grande zinc oxide deposit is situated. The Mina Grande property was not part of the Cominco joint venture.

The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in the Company's Securities and Exchange Commission filings.



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     In late May 1997, an action was filed against the United States Forest Service ("USFS") appealing its decision to uphold its Record of Decision to approve the Crown Jewel mine. The action was filed in United States District Court by the Okanogan Highlands Alliance, the Washington Environmental Council, the Colville Indian Environmental Protection Alliance, and the Kettle Range Conservation Group (collectively, "OHA"). In July 1997 the USFS answered the appeal and the action is pending in United States District Court.

     In August 1997, the action previously filed in June 1997 by the OHA in County Superior Court against the Washington Department of Natural Resources was dismissed without prejudice.

     In September 1997, the OHA filed an action before the State of Washington Pollution Control Hearings Board, a state administrative tribunal, challenging the FEIS and certain permit decisions. The impact and timing of resolution of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time.


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





                         CROWN RESOURCES CORPORATION



November 7,1997                       By: /s/ James R. Maronick
-----------------                         ---------------------------------
Date                                      James R. Maronick
                                          Vice President - Finance
                                           and Secretary
                                          (Principal Financial
                                            and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number    Description                                               Page No.
-------   -----------                                               --------
  27      Financial Data Schedule                                      13