Form 10-K
period 1997-12-31
CROWN RESOURCES CORP
filed 1998-03-17
CIK 841555

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $57,241,636 based upon the closing price on March 9, 1998.

  There were 14,520,725 shares of common stock, $0.01 par value, outstanding on March 9, 1998.

                      This Form 10-K consists of 47 pages
                        Exhibit Index Begins on Page 44

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------



                                                                       Page
                                                                       ----
PART I

  Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .   3
  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .  12
  Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  27
  Item 4.   Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . . . . . . .  28


PART II


  Item 5.   Market for Registrant's Common Equity
             and Related Stockholder Matters.   . . . . . . . . . . .   30
  Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . .   30
  Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results
              of Operations   . . . . . . . . . . . . . . . . . . . .   31
  Item 8.   Financial Statements and Supplementary Data . . . . . . .   37
  Item 9.   Changes in and Disagreements with

              Accountants on Accounting and
                Financial Disclosure . . . . . . . . . . . . . . . . .  38

PART III

  Item 10.  Directors and Executive Officers of the
              Registrant . . . . . . . . . . . . . . . . . . . . . . .  38
  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .  38
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . . . .  38
  Item 13.  Certain Relationships and Related
              Transactions . . . . . . . . . . . . . . . . . . . . . .  38

PART IV

  Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K  . . . . . . . . . . . . . . . .  39


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

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

ITEM 1.  BUSINESS
         --------

     (a)  Overview
          --------

     Crown Resources Corporation ("Crown" or the "Company") is a precious metals exploration company operating in the western United States, Peru and, to a limited extent, Argentina. Its properties and investments in Peru and Argentina are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1997. The Company's principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Crown's goal is to advance its properties to the feasibility study stage, at which time Crown intends to pursue development of the properties, typically through a joint venture with a partner that has expertise in mining operations. The Company has in the past recognized, and expects in the future to recognize, revenues from the option and sale of property interests to joint venture partners and from the sale of its share of gold produced on its properties.

     Crown was incorporated under the laws of the State of Washington in August 1988. Unless otherwise indicated by the context, all references to Crown or the Company in this report shall be read to refer to Crown Resources Corporation and its subsidiaries taken together.

     (b)  Recent Developments
          -------------------

     In February 1998, the Company received $4.6 million, after commissions and offering expenses, from a European equity financing through the private placement of 1.04 million shares of the Company's common stock. Included in the placement was an agency fee of 40,000 shares paid to David Williamson Associates, Ltd., of which David R. Williamson, a director of the Company, is a principal. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Solitario made the decision to withdraw from exploration in Argentina to concentrate its attention and financial resources in Peru. Additionally, the current precious metals markets highlighted the need to focus exploration efforts on the best areas of mineral potential. As a result of this decision, the Company recorded a write-down of $3.8 million in December 1997. In early March 1998, the Company signed a letter of intent with Toscana Resources Corporation, Ltd. ("Toscana") of Vancouver, B.C., to sell all of the issued and outstanding shares of Solitario's Argentina subsidiary. The purchase price of Cdn$500,000 would be received in shares of Toscana. The transaction is subject to due diligence, Board of Directors and regulatory approval. Solitario also received a non-refundable binder payment of Cdn$65,000 upon signing the letter of intent.

     In February 1997, the Final Environmental Impact Statement ("FEIS") for the Crown Jewel mine was filed by the United States Forest Service ("USFS") and the Washington Department of Ecology ("WDOE"). The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. Also in February 1997, the Record of Decision for the FEIS was filed by the USFS and the United States Bureau of Land Management ("BLM"). The Record of Decision documents the decision by the USFS and BLM to select the mining alternative as presented in the FEIS. In May 1997 the Record of Decision was appealed in U.S. District Court and that action is pending. See PROPERTIES -CROWN JEWEL PROJECT and LEGAL PROCEEDINGS.

     In December 1996, Solitario signed an agreement with a subsidiary of Cominco Ltd. ("Cominco") regarding the Bongara property in northern Peru, presently covering approximately 215,000 acres (the "Bongara project"). Cominco has the right to earn up to a 60% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development and by making cash payments of $1,800,000 to Solitario over a four-year period, as well as, fully funding the project through a bankable feasibility study. An initial cash payment of $250,000 was paid by Cominco in January 1997 and an additional payment of $300,000 was received in January of 1998. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made should Solitario not secure third-party financing. See PROPERTIES - BONGARA ZINC PROJECT.

     In February 1997, the Company sold 1,500,000 of its shares in Solitario, receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring, through a private placement into Solitario, 1,500,000 new shares of Solitario plus 1,500,000 warrants, exercisable into shares of Solitario at Cdn$4.83 per share until February 27, 1999.

     In August 1997, the Company elected to convert its $1,500,000 7.5% convertible note into 1,254,180 shares of Solitario common stock. The conversion was in accordance with the terms of the note dated August 25, 1995. Upon completion of the conversion and after giving effect to option exercises during 1997, the Company held 9,633,585 shares of Solitario or 57.2% as of December 31, 1997.

     (c) Considerations Related to Crown's Business
         ------------------------------------------

     EXPLORATION AND DEVELOPMENT.

     Crown's domestic mineral properties, which consist of a variety of interests including unpatented and patented claims held under lease or in fee, are located in Nevada, Washington and Utah. Crown's Latin American properties, located in Peru, Mexico and until the first quarter of 1998, in Argentina, consist of exploration concessions or mining claims held under application or option or purchase agreements. Crown acts as operator on all of its properties that are not held in joint ventures. The success of projects held under joint ventures that are not operated by Crown is substantially dependent on the joint venture partner. In particular, the operating success of the Crown Jewel Project and the Bongara Zinc Project are largely dependent on Battle Mountain Gold Company ("Battle Mountain" or "BMG") and Cominco, respectively, its joint venture partners. See PROPERTIES - CROWN JEWEL PROJECT, BONGARA ZINC PROJECT.

     After selecting a possible exploration area through its own efforts or with others, the Company compiles reports, past production records and geologic surveys concerning the area. The operator then undertakes a field exploration program to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, the operator will generally conduct geologic drilling programs in an effort to locate the existence of economic mineralization. If such mineralization is delineated, further work will be undertaken to estimate ore reserves; evaluate the feasibility for the development of the mining project, obtain permits for commercial development and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

     FOREIGN OPERATIONS.

     The Company presently has interests in properties located in Peru, Mexico and until the first quarter of 1998, Argentina. These countries have from time to time experienced periods of political and economic instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies, as well as, by laws and policies of the United States affecting foreign trade, investment and taxation. Furthermore, it is particularly important that the Company maintain good relationships with the governments in the countries in which it operates. The Company may not be able to maintain such relationships if the governments or policies related to mining of these countries change. Certain other regions in which the Company may conduct operations have also been subject to political and economic instability, creating uncertainty and the potential for a loss of resources dedicated to these regions.

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

     SOURCES OF FINANCING.

     The capital required for exploration and development of properties is substantial. The Company has financed operations through the issuance of convertible debentures, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of the Company's interest in a certain property in exchange for the expenditure of a specified amount), the sale by the Company of interests in properties or other assets, and by the issuance of common stock. See PROPERTIES - CROWN JEWEL PROJECT-FINANCING, PROPERTIES - BONGARA ZINC PROJECT and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -LIQUIDITY AND CAPITAL RESOURCES.

     COMPETITION AND MARKETS.

     A large number of companies are engaged in the exploration and development of mineral properties, many of which have substantially greater technical and financial resources than the Company. Therefore, the Company may be at a disadvantage with respect to many of its competitors in the acquisition, exploration and development of mining properties.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Among factors beyond the control of the Company are the price of the raw or refined minerals in the marketplace, imports of raw materials from other countries, the availability of adequate milling and smelting facilities, the price of fuel, the availability and the cost of labor, and the market price of competitive minerals.

     TITLE.  U.S. PROPERTIES.
             ----------------

     The Company's domestic properties consist, to a large extent, of unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim. In the event that the discovery of a valuable mineral deposit is made on unpatented mining claims in the exploratory stage, the Company may not be able to assure clear title.

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

     TITLE. LATIN AMERICAN PROPERTIES.
            --------------------------

Peru
----

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

As of February 20, 1998, the Company has obtained titles on 126 mining concessions, covering approximately 319,000 acres (approximately 2.47 acres per hectare). Applications for an additional 15 concessions totaling approximately 36,000 acres have been submitted for approval.

     To apply for a concession, an applicant must register with and pay to the Peru Public Mining Registry, a fee equivalent to $2 per hectare ($0.80 per acre) for a metallic mineral concession at the time of application. The applicant must also pay a one-time fee of approximately $80 for each application. Concession holders must conduct their exploration efforts in compliance with all applicable mining laws and regulations. The concession holder must file annual reports with the Ministry of Energy and Mines and pay a fee (the "Peruvian Annual Rental Fee") of $2 per year per hectare until the property is in production.

     Mining concessions in Peru are granted for an indefinite period and require only that the holder pay the applicable Peruvian Annual Rental Fee and operate and manage the properties as described in order to keep the concessions in good standing. If after eight years the concession holder has not produced minerals from the property having a value of at least $100 per year per hectare, the applicable Peruvian Annual Rental Fee is increased by $2 per year per hectare. No royalty payments to the Peruvian government are due from the sale of minerals produced.

     Concessions and applications for concessions are transferrable. A governmental consent is required for a transfer only if the concession covers properties located within 50 kilometers of the border. A transfer is effective from the date of the contract of transfer, although to be enforceable against the government and third parties, the contract of transfer must be registered in the Peru Public Mining Registry.

Argentina
---------

     Under Argentine law, private parties may obtain authorization to explore "concessions" and exploit "mining claims," precious and base metals by applications made to the government of the province where the property is located. Argentine and provincial laws permit foreign owners to apply for and hold concessions and mining claims.

     To apply for a concession, an applicant must pay the provincial mining agency a fee of $0.80 per hectare ($0.32 per acre). However, when the Company made its concession applications in 1993 and 1994, application fees were substantially less and resulted in nominal application costs. The applicant also must provide a work plan detailing the minimum schedule of work to be carried out. A single company or enterprise is allowed to obtain concessions covering no more than an aggregate of 200,000 hectares in each province. The Company made the decision to withdraw from exploration in Argentina in order to concentrate its attention and financial resources in Peru. Additionally, the current precious metals markets highlighted the need to focus exploration efforts on the best areas of mineral potential. The Company has recorded a charge of $3.8 million to write down its holdings in Argentina as of December 31, 1997. In March 1998 the Company signed a letter of intent to sell its shares in its Argentina subsidiary.

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

Mexico
------

     During 1997, the Company, through contractors and its own employees, began exploration efforts in Mexico focusing on the state of Durango. These efforts culminated in the acquisition of a mining concession covering approximately 14,000 hectares. Under Mexican law enacted in 1993, the exploration and exploitation of minerals require the granting of separate assignations made by the Government of Mexico of lands available for exploration or exploitation. Authorities in the Secretariat of Commerce grant exploration concessions with a fixed life of six years which must then be changed to an exploitation concession or lost. Exploitation concessions have a term of 50 years which may be extended for up to an additional 50 years.

     The concessions are granted to Mexican individuals or Mexican companies domiciled in Mexico. The Company formed a wholly-owned Mexican subsidiary, Group Crown Exploration S.A. de C.V, ("GCE"), during 1997 to hold its Mexican concessions.

     To maintain its exploration concessions in good standing, GCE is required to pay a fee of $0.28 per hectare for the first year, $0.86 per hectare in the second to fourth years and $1.77 in the fifth and sixth years. This increases to $3.55 in the first year after an exploitation concession is granted, rising to $7.12 in the second to fourth years and settling at $12.48 per hectare thereafter.

     In addition to the above fees, GCE must also make an investment in works and tasks on the property of approximately $12,000 during its first year rising to approximately $35,000 for years two through four and leveling at $85,000 for years five and six on the property it currently holds. If the current property is converted into an exploitation concession, the work commitment increases to an aggregate of $336,000. There are no designated royalties to be paid on concessions.

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

     The domestic exploration programs conducted by the Company are subject to federal, state and local environmental regulations. A substantial portion of the Company's mining claims are on U.S. public lands. The USFS and BLM extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities, as well as, the rights of adjoining property owners. The Company may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

     Future legislation and regulations are expected to continue to emphasize the protection of the environment and, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

     Bills proposing major changes to the mining laws of the United States have been considered by Congress. If these bills, which include royalty fees, were enacted in their proposed form, they could have a significant effect on the ownership and operation of unpatented mining claims in the United States including claims owned or held by the Company. Although it is not possible to predict whether or in what form Congress might enact changes to the mining laws, amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on the Company.

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

     GOLD PRICE.

     The future profitability of the Company's operations is significantly dependent on the price of gold. The gold price has fluctuated widely over time due to factors beyond the Company's control and in the first quarter of 1998 reached an eighteen-year low. The factors influencing the price of gold include interest rates, rate of inflation, the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. The Company cannot predict whether gold prices will reach or remain at a level at which its reserves can be mined profitably.

     INSURANCE.

     The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. The Company maintains insurance coverage consistent with industry practice, but can give no assurance that this level of insurance can cover all risks of harm to the Company associated with being involved in the mining business.

     EMPLOYEES.

     As of March 9, 1998, the Company employed 27 persons on a full-time basis, including nine U.S.-based employees and 18 employees in South America. The Company considers its relations with employees to be excellent. All employees are eligible to participate in the Company's stock option plans. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES
         ----------

RESERVES AND MINERAL DEPOSITS
-----------------------------

     The following table shows gold reserves net to the Company at December 31, 1997:

                   Mineable Proven and Probable Reserves (1)
                   -----------------------------------------

                           Ore          Gold Grade     Contained Gold
                    (Millions of tons)   (oz/ton)        (000 ozs)
                    ------------------   ---------     --------------


Crown Jewel Project (2)(3) 3.820           0.185            707

(1) The information was provided by Battle Mountain, the Company's joint venture partner. The Company's proven and probable reserves are reported as mineable (extractable) ore reserves. Reserves do not reflect recovery losses in the milling process, but do include allowance for dilution of ore in the mining process. Reserves have been calculated based on a gold price of $350 per ounce. Metallurgical recovery of 88% was estimated.

(2) While Crown has 100% ownership of the Crown Jewel Project, 54% is subject to Battle Mountain's right to acquire an interest in the property under the terms of the Crown Jewel Venture Agreement ("Venture Agreement") and, therefore, these ounces have not been included above.

(3) In addition to the Company's 46% interest in the Crown Jewel Proven and Probable Reserves shown above are mineral resource deposits of 265,000 tons at a grade of 0.185 ounces of gold per ton.

     In addition to the above, Crown has identified mineral deposits on the Cord Ranch, Kings Canyon, Manhattan and Bongara properties.

     The following discussion summarizes the primary mining properties in which the Company has interests. Company management believes the properties described below are favorable for mineral development, although there is no assurance that any of the properties in which the Company has or may acquire an interest will be economically viable.

United States
-------------

     The following map shows the location of the primary properties in which Crown has interests in the western United States.

                   [Insert Map of the western United States]

CROWN JEWEL PROJECT
-------------------

     GENERAL. The Crown Jewel Project is a joint venture between the Company and Battle Mountain, located on an approximate 8,000-acre property 24 miles east of Oroville, Washington. The joint venture agreement provides for Battle Mountain to fully fund exploration and development costs through the commencement of commercial production to acquire its interest. No monies are repayable by Crown to Battle Mountain for the costs Battle Mountain incurs prior to commercial production. Battle Mountain is required to construct a facility to treat a minimum of 3,000 tons of ore per day.

     Crown discovered the Crown Jewel gold deposit in 1988, and has expended approximately $3.3 million in land, acquisition and exploration costs through December 31, 1997. In March 1990, the Company signed an option letter agreement with Battle Mountain to form a joint venture. Upon grant of the option the Company received $5.0 million from Battle Mountain and an additional $5.0 million in January 1991 when the option was exercised. Shortly thereafter, the Company and Battle Mountain entered into a definitive joint venture agreement, which replaced the option letter agreement, giving Battle Mountain the right to earn 51% in the Crown Jewel deposit.

     In May 1994, Crown and Battle Mountain reached an agreement resolving certain contractual issues related to the Crown Jewel Venture Agreement. Under the terms of the agreement, Battle Mountain paid to Crown $4,250,000 in cash plus 435,897 shares of Battle Mountain common stock (valued at $4,250,000) in exchange for (1) the right to earn an additional 3% (to 54%) in the first 1.6 million ounces of gold recovered from the Crown Jewel property and (2) release of Battle Mountain from its obligation to make any of the quarterly $1.0 million payments to Crown which might otherwise have become due because of startup delays on the project. Production after 1.6 million ounces of gold are recovered will be shared 51% by Battle Mountain and 49% by Crown. The Company does not anticipate receiving additional mineral property proceeds from Battle Mountain under the joint venture agreement.

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

     RESERVES. The following table summarizes the Crown Jewel reserves as of December 31, 1997, as provided by Battle Mountain :


Proven and Probable Reserves (100% basis)
---------------------------------------------  Contained
                                                Ounces
                           Grade    Contained   Crown's
                 Tons     (oz/ton)   Ounces    46% Share
               ---------  --------  ---------  ---------

Crown Jewel    8,305,000    0.185   1,536,000    707,000

     All reserves are considered to be open-pit mineable. The proven/probable reserve was based on results from 765 drill holes totaling 307,038 feet. The trial pit design utilized a 0.044 ounce per ton ("opt") gold cut off grade, a waste to ore ratio of 11.0:1 and a metallurgical recovery factor of 88% for gold. The assumed economic parameters applied to the design included mining costs of $0.86 per ton of waste and ore. Processing costs were estimated at $9.88 per ton based on a 3,000 ton per day facility. A $350 gold price was used.

     Based on the same cutoff grade and gold price, Battle Mountain has estimated that other mineral deposits of 576,000 tons at 0.185 opt gold (100% basis) also occur within the currently designed pit limits at Crown Jewel.

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

     Further engineering and reserve studies by Battle Mountain since the feasibility study was completed have generally confirmed the overall operating cost estimates and mineable reserves of the original 1992 feasibility study. However, capital costs are now estimated at approximately $70 million to achieve commercial production. Battle Mountain will be responsible for funding capital costs.

     PERMITTING AND DEVELOPMENT. Battle Mountain submitted its original Plan of Operations to the Washington State DOE and the USFS in January 1992. Several supplemental plans that further clarified or refined the proposed operational plans have been subsequently filed. The Draft Environmental Impact Statement was released in June 1995.

     In February 1997, the FEIS was filed by the USFS and the DOE. The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. Also, in February 1997, a favorable Record of Decision ("ROD") for the FEIS was filed by the USFS and the BLM. The ROD documents the decision by the USFS and BLM to select the mining alternative as presented in the FEIS. The alternative chosen by the USFS and the BLM was the Proponent's (Battle Mountain) Alternative as described in the FEIS and as modified by the ROD.

     Several appeals by certain persons and special interest groups contesting the FEIS were filed with the USFS in 1997. In May of 1997, the USFS Deputy Regional Forester upheld the ROD to approve the Crown Jewel mine project, denying four appeals which had been filed in March 1997. In May 1997, an action was filed in U.S. District Court against the USFS appealing certain issues.

     Most substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. As of February 1998, the Crown Jewel project has received positive permit decisions on 40 of 64, or 63%, of all the permits necessary for the project. In September 1997 an action was filed before the State of Washington Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS and certain permit decisions. In March 1998, the PCHB excluded potential appeals on certain permits regarding water quality and wetlands permit applications.

     Pending successful completion of the remaining permit applications, resolution of the legal and administrative challenges, and the absence of a prolonged injunction, construction of the Crown Jewel project could begin in the spring of 1999 and is forecast to take approximately 14 months. Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See LEGAL PROCEEDINGS.

     FINANCING. In order to acquire its 54% interest in the project, Battle Mountain is currently funding all general property, exploration and development costs through the start of commercial production, including the construction of a mill facility capable of processing a minimum of 3,000 tons of ore per day. No monies are repayable by Crown to Battle Mountain for the costs incurred through the pre-commercial production stage. Crown will be required to fund its 46% share of production costs upon the start of commercial production. In the event that Battle Mountain is unable to proceed with the project and must relinquish its right to acquire a 54% interest, the Company would then make a decision to either proceed with the project alone or seek a similar joint venture situation with another major mining company. There is no assurance that the Company could successfully pursue either strategy.

CORD RANCH PROJECT
------------------

     GENERAL. In 1989, the Company entered into an exploration and mining agreement with the surface and mineral rights owners of the 34,000-acre Cord Ranch located in Elko County, Nevada. The lease agreement was originally for a term of five years from August 31, 1989 and renewable thereafter.

     Following several amendments, the lease no longer requires a work commitment beyond 1997. However, the agreement calls for non-recoupable minimum annual payments of $150,000 in each of 1998 and 1999 and recoupable annual advance royalty payments of $200,000 in 2000 and thereafter. Pursuant to the amended agreement, the Company may terminate the lease agreement at any time and avoid any future obligation or commitment, except reclamation.

     Two property acquisitions immediately adjacent to the Cord Ranch were made in 1990. The Dixie Creek project, consisting of 1,240 acres, was acquired under agreements entered into in October 1990. At approximately the same time, the Pinon Range property, consisting of 640 acres of unpatented claims, was acquired.

     In September 1994, Crown signed an agreement which has been assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). Royal Standard has the right to earn a 70% interest in Crown's Cord Ranch and adjacent gold properties. In order to vest in any of the Crown properties, Royal Standard must fulfill the terms of the Cord lease agreement, as amended, including the work commitment and property payments as specified. Royal Standard has reported it has fulfilled its work commitment as of December 31, 1997. In addition, should Royal Standard vest in the properties, it must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties.

     GEOLOGY. The Cord Ranch properties lie on the east side of the Pinon Range and are situated on the Carlin gold trend, where nearly four million ounces of gold are produced annually. Paleozoic strata underlying the western parts of the property are the same formations hosting major deposits in other sections of the trend. The area has sustained multiple periods of deformation and structural preparation of the rocks is very good. Gold mineralization is generally associated with jasperoid rocks.

     MINERAL DEPOSITS. To date, 418 drill holes have been completed on the Cord Ranch project. In early 1994, the Company estimated the size of two gold deposits, the Pinon Range and Dark Star deposits. Based on the results of 150 drill holes, the Pinon Range mineral deposit is estimated at 7.2 million tons containing 0.025 opt of gold at a cutoff grade of 0.013 opt of gold. At Dark Star, 61 drill holes completed by the Company during 1991-92 define a mineral deposit totaling 7.5 million tons grading 0.020 opt of gold at a cutoff grade of 0.013 opt of gold. Combined, the Company and Royal Standard hold 50% of the mineral rights and 100% of the surface rights at Dark Star.

SNOWSTORM PROJECT
-----------------

     GENERAL. The 5,400-acre Snowstorm property lies at the northwestern extension of the Carlin trend and the northeastern extension of the Getchell trend in northern Nevada. The property consists of approximately 2,400 acres of 100%-owned unpatented mining claims and 3,000 acres of leased fee property. The leased property carries a NSR royalty ranging from 3% to 5% depending upon the price of gold. In April 1997, Crown signed a Joint Venture Agreement allowing Romarco Minerals, Inc. ("Romarco") to earn a 60% interest in the project. Romarco must spend $2 million on exploration and make $275,000 in cash payments to Crown over a four-year period to earn its interest.

     GEOLOGY AND EXPLORATION. The geology of the project area consists of Tertiary volcanic rocks that have undergone various degrees of hydrothermal alteration. During 1997, Romarco completed a 10-hole drilling program totaling 7,660 feet. Low grade mineralization of up to .040 opt gold over 35 feet was encountered in three holes. Follow-up drilling at depth is planned for 1998.

OTHER PROPERTY INTERESTS
------------------------

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

     LAMEFOOT MINE ROYALTY. In 1992, Crown acquired from various underlying lease holders a 0.75% NSR royalty interest in the Lamefoot deposit for an aggregate total of $306,000. This property lies approximately three miles from the Kettle River Project ("KRP") mill, operated by Echo Bay Mines Ltd. ("Echo Bay") in northeastern Washington state. Lamefoot ores represent the primary ore feed source to the KRP mill through 1999, according to Echo Bay. Crown received approximately $212,000 in royalties from Lamefoot during 1997. Crown expects to receive approximately $175,000 in royalties from Lamefoot during 1998.

     KINGS CANYON. The Kings Canyon property in Utah consists of 5,123 acres of state leases. Crown holds a 100% interest in the property, subject to a 1-4% NSR royalty to third parties.

     The Company estimates the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of material grading 0.030 opt of gold at a cutoff grade of 0.013 opt gold. The gold occurs as sediment-hosted disseminated mineralization in Paleozoic carbonate rocks.

     In March 1995, Crown signed an agreement with Orion International Minerals Corporation, formerly Sway Resources, Inc., ("Orion") which gave Orion the right to earn a 51% interest in the property. To earn its interest, Orion was required to spend $3.0 million and pay Crown 200,000 shares of Orion stock of which 100,000 have been delivered. In December 1997, Orion canceled its option agreement and no longer has an interest in the property.

     MANHATTAN. A 100% interest in the 540-acre Manhattan property in central Nevada was acquired in 1989. In November 1994, the Company signed a purchase option agreement with New Concept Mining, Inc. ("New Concept"), that allows New Concept to purchase 100% of the property by making a series of payments over a four and one-half year period totaling $500,000. Of that amount, $390,000 remains to be paid.

     SOUTH PENN. During 1997, the Company terminated its leases on the mining claims and no longer maintains an interest in the property.

Peru
----

     The following map shows the location of the primary properties in which the Company has interests in South America.

                         [Insert Map of South America]

PERU
----

BONGARA ZINC PROJECT, AMAZONAS DEPARTMENT, PERU
-----------------------------------------------

     GENERAL. Pursuant to option agreements signed in 1993 (the "Bongara option") between the Company and a private Peruvian party, the Company obtained the right to acquire up to a thirty-year leasehold interest in the Bongara Claims 1-10 situated in northern Peru. The Bongara option area covered approximately 25,000 acres. During 1997, the Company relinquished its option rights under the agreement. Since 1993, the Company has acquired approximately 215,000 additional acres in the Bongara project by staking concessions.

     In December 1996, Solitario signed an agreement with a subsidiary of Cominco regarding the Bongara project, presently covering approximately 215,000 acres. Cominco has the right to earn a 60% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development and by making cash payments of $1,800,000 to Solitario over a four-year period, as well as, fully funding the project through a bankable feasibility study. Cash payments of $250,000 and $300,000 have been paid by Cominco in January 1997 and January 1998, respectively. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing. Through December 31, 1997, Cominco has spent approximately $4.9 million on exploration of the Bongara project.

     LOCATION. The Bongara project is situated approximately 350 kilometers by paved and gravel roads from the port city of Chiclayo to the southwest, in northern Peru. Most of the property lies within ten miles of a paved road with access to the coast. Travel within the project area is accomplished by foot or horseback. The property falls on the east slope of the Andes at an average elevation of 1,500 meters.

     GEOLOGY AND EXPLORATION. The property is underlain by northwest-trending Jurassic-Cretaceous-age carbonates, fine to coarse clastic sediments, and shales. Mapping conducted by the Company indicates that zinc mineralization occurs within carbonate rock units in which limestone has been substantially altered to dolomite.

     Mineralization at Florida Canyon occurs primarily in the middle member of the Chambara Formation of the Pucara Group of Jurassic geologic age. The middle member of the Chambara is approximately 700 feet thick and contains several very favorable rock horizons that are preferentially mineralized. Vertical structures, which can also host zinc mineralization act as feeder structures to the stacked stratigraphic mineralized horizons.

     During 1997, 39 core holes were drilled on the Bongaraa project totaling 9,700 meters. Significant zinc mineralization was intersected in 21 of the 32 holes completed in the Florida Canyon prospect. Seven other drill holes were located at the Florcita prospect where four holes intersected strong mineralization.

     Regional exploration has consisted of satellite imagery interpretation, stream sediment geochemistry, geologic mapping and stratigraphic analysis, detailed rock and soil geochemistry, and hand digging shallow prospect pits. To date, approximately 3,000 stream sediment samples have been collected and analyzed. Ten strongly anomalous areas have been identified by this highly effective program resulting in the discovery of five new prospects exhibiting zinc sulfide mineralization. These prospects and geochemically anomalous areas are situated throughout the claim block. Zinc values in rock outcrops range from 1.0% zinc in disseminated concentrations to 10.0% zinc over widths ranging from
1.0 to 4.0 meters.

YANACOCHA GOLD PROPERTY, CAJAMARCA DEPARTMENT, PERU
---------------------------------------------------

     GENERAL. The Yanacocha property, located in northern Peru, is comprised of one contiguous block of approximately 155,000 acres located in the center of the Yanacocha district. A second smaller block of 10,000 acres is situated five miles to the northwest.

     In April 1997, the Company signed an agreement with Rio Tinto, Ltd. giving Rio Tinto the right to earn a 60% interest in the property by spending $5 million over four years.

     LOCATION. The Yanacocha Gold District lies in northern Peru's Cajamarca Department, 25 kilometers north of the historic provincial capital city of Cajamarca (population: 100,000). The Yanacocha district is a 1.5 hour drive north of Cajamarca on improved gravel roads. Elevations range from 2,800 meters at Cajamarca to 4,200 meters at the highest points in and around Yanacocha.

     GEOLOGY AND EXPLORATION. The property is located one mile north of South America's largest gold mine (1996 production of 811,000 ounces of gold), Newmont Mining Company's ("Newmont") 51%-owned and operated Yanacocha heap leach gold mine. Total proven and probable reserves at the Yanacocha mine have been reported by Newmont to be more than 13.9 million ounces of gold at the end of 1997. The Corona gold-copper porphyry deposit (three million ounces of gold and one billion pounds of copper) lies one mile north of the Company's property position.

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

     Work conducted by Solitario and its partners has consisted of geological mapping, rock and stream sediment geochemical sampling, helicopter-borne geophysical surveying, ground induced-polarization surveying and core drilling.

     Sixteen drill holes totaling approximately 6,900 feet have been completed by Solitario and Rio Tinto during the past 18 months. Three areas have been drill tested thus far. These are the Los Negritos, Shuito and Chalhuaquero gold prospects, all situated in the south eastern portion of the claim block. Drilling has thus far intersected anomalous gold values and strong alteration.

EL TIGRE GOLD PROPERTY, LAMBAYEQUE DEPARTMENT, PERU
---------------------------------------------------

     GENERAL. Solitario acquired an option to earn a 60% interest in the 18,000-acre El Tigre gold property in northern Peru from Britannia Gold Corp. ("Britannia") in April 1996. To earn its interest, Solitario must spend $900,000 on exploration and make $115,000 in cash payments to Britannia over a four-year period. Solitario has completed its first three years' work commitments.

     GEOLOGY AND EXPLORATION. The property is underlain by Jurassic volcanic rocks that are intensely silicified in several locations. Surface work conducted during 1997 following drilling in 1996 delineated a copper system approximately 2.5 miles long and 0.8 miles wide within silicified rocks that contained anomalous gold values extending under a gravel pediment cover. The Company completed follow-up drilling in 1998 which did not extend the mineralization to allow it to be considered economic. No further work is planned on the property and the Company took a $512,000 write off as of December 31, 1997.

SANTA BARBARA GOLD PROPERTY, CERRO DE PASCO REGION, PERU
--------------------------------------------------------

     GENERAL. In April 1997, the Company entered into an agreement with RTZ Mining and Exploration ("RTZ") granting Solitario the right to earn a 60% interest in the Santa Barbara project. The property contains approximately 12,300 acres located 120 miles northeast of Lima, Peru in the Cerro de Pasco Region. Solitario can earn its interest in the property by spending $1.5 million over a three-year period. No cash payments are required to be made to RTZ.

     GEOLOGY AND EXPLORATION.   Solitario completed 16 drill holes during 1997
totaling 9,200 feet. The two best holes intersected 512 feet grading 0.29% copper and 0.01 opt gold and 659 feet grading 0.38% copper and 0.01 opt gold.

LA CAPILLA, LA LIBERTAD DEPARTMENT, PERU
----------------------------------------

     During 1993, Solitario staked the majority of this property located in north central Peru encompassing approximately 10,000 acres. Solitario performed limited surface work through 1996 consisting of collecting soil and sediment samples and trenching. During 1997 Solitario completed a 13-hole drilling program totaling 6,520 feet. Although anomalous gold concentrations were encountered in approximately half the drill holes, no economic mineralization was intersected. Based on these results, Solitario will not conduct further work on the property and took a $248,000 write off on the property during 1997.

ARGENTINA
---------

     Solitario made the decision to withdraw from exploration in Argentina to concentrate its attention and financial resources in Peru. Additionally, the current precious metals markets highlighted the need to focus exploration efforts on the best areas of mineral potential. As a result of this decision, the Company recorded a write-down of $3.8 million in December 1997. In early March 1998, the Company signed a letter of intent with Toscana Resources, Ltd. ("Toscana") of Vancouver, B.C., to sell all of the issued and outstanding shares of Solitario's Argentina subsidiary. The purchase price of Cdn$500,000 would be received in shares of Toscana. The transaction is subject to due diligence, Board of Directors and regulatory approval. Solitario also received a non-refundable binder payment of Cdn$65,000 upon signing the letter of intent.

LAS CARACHAS, SAN JUAN PROVINCE, ARGENTINA
------------------------------------------

     The 22,000 acre Las Carachas property, acquired in 1993, consisted of three 100%-owned exploration concessions. One of the concessions was acquired in early 1996 from Minas Argentinas, S.A., through an option grant to earn a 100% interest, subject to a 2% NSR royalty, by spending $1,000,000 over a four-year period. Limited work was performed on the property in 1997 and the property has been written off at December 31, 1997.

CANADA ONDA, SAN LUIS PROVINCE, ARGENTINA
-----------------------------------------

     GENERAL. In August 1996, Solitario signed an agreement with a private Argentine party to earn a 75% interest in the 5,000-acre Canada Onda property in the Province of San Luis, Argentina. To earn its interest, Solitario must spend $1,000,000 in exploration and make $250,000 in payments over a five-year period. Solitario competed its first three years of work commitments and has renegotiated its agreement to require no additional payment in 1998.

     GEOLOGY AND EXPLORATION. The property is underlain by Precambrian metamorphic rocks intruded by Tertiary alkalic rocks. Initial exploration work consisted of surface geologic mapping and geochemical sampling, followed by reverse circulation drilling, of which five holes totaling over 2,000 feet were completed. To date, the Company has completed a reverse circulation drilling program consisting of seventeen drill holes totaling 6,300 feet with the best three holes intersecting 6.6 feet grading 2.2 opt gold, 6.6 feet grading 0.48 opt gold and 6.6 feet grading 0.16 opt gold.

CERRO NEGRO, SAN JUAN PROVINCE, ARGENTINA
-----------------------------------------

     No drilling was performed on this property in 1997 and efforts to joint venture the property have not been successful.

MEXICO
------

       During 1997, the Company, primarily through subcontractors, conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. As a result of these activities the Company spent approximately $0.1 million and acquired the La Pitarrilla concession covering approximately 14,000 acres. The Company is planning additional exploration and reconnaissance work in Mexico during 1998.


EXPLORATION EXPENDITURE OVERVIEW
--------------------------------

     During 1997, the Company conducted exploration activities on several of its properties incurring approximately $3.2 million in exploration expenditures, including $2.5 million in South America.

     Several of the Company's properties are subject to leases and/or options to purchase. The Company's share of 1998 annual lease and rental obligations and option payments, for properties it currently holds, totals $60,000 as determined at December 31, 1997. Certain other mining claims and properties not subject to leases were acquired by the Company either by deed or were located by the Company. With respect to the claims and other properties acquired by deed or located by the Company, the obligation required to hold the claims is to pay ad valorem property taxes in the case of the patented mining claims and fee land, and annual rental fees in the case of the unpatented mining claims and concessions. See BUSINESS-TITLE.

                             1998 WORK COMMITMENTS
                             ---------------------

     The Company's work commitments remaining to be fulfilled in 1998 are $165,000, all of which are expected to be fulfilled by its joint venture partners.
                                 ANNUAL RENTALS
                                 --------------

                                 Annual Rentals
                   Rental on   and Option Payments
                  Unpatented      for Property      Crown's Share
                  Claims and       Subject to          of Costs
Property          Concessions     Lease in 1998       in 1998(1)
--------          -----------  -------------------  --------------
U.S.
----
   Crown Jewel    $    56,000  $            92,000  $           -
   Cord Ranch          12,000              154,000              -
   Other               26,000               97,000         16,000

PERU
----
   Yanacocha          136,000                    -              -
   Bongara            108,000                    -              -
   Other                    -               14,000         14,000
                     --------             --------  -------------

   TOTAL:            $338,000             $357,000        $30,000

(1) Represents the Company's estimated share of rentals and option payments in 1998, based upon existing joint venture or leasing arrangements. (This estimate does not include costs to be borne by other joint venturers.)

GLOSSARY OF MINING TERMS
------------------------

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

NET SMELTER RETURN ROYALTY. Net smelter return royalty is a royalty, payable in cash or in-kind, based on the actual gold sales price received or gold produced less the cost of refining at an off-site refinery.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     In March 1997, appeals of the Record of Decision for the Final Environmental Impact Statement for the Crown Jewel Mine were filed against the USFS by the following parties: (i) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation; (iii) Columbia River Bioregional Education Project; and
(iv) Kettle Range Conservation Group; (all groups collectively the "OHA").

     In May 1997, the U.S. Forest Service Deputy Regional Forester upheld the ROD to approve the Crown Jewel Mine project, and denied all of the above appeals. The decision constitutes the final administrative determination of the U.S. Department of Agriculture on the ROD and FEIS.

     In late May 1997, members of the OHA filed an action against the USFS appealing the FEIS, its decision to uphold the ROD and the denial of administrative appeals. The action was filed in United States District Court for the District of Oregon. In July 1997, the USFS answered the appeal and the action is pending in United States District Court.

     In June 1997, members of the OHA filed an action, in Thurston County Superior Court, State of Washington, against the Washington Department of Natural Resources, the WDOE, BMG and the Company requesting judicial review of the FEIS. The action was subsequently dismissed without prejudice.

     During the fourth quarter of 1997, members of the OHA filed six actions against the WDOE before the State of Washington Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS and certain permit decisions. BMG has appealed the actions and obtained hearing dates for May 1998 under a consolidated hearing schedule for the appeals before the PCHB. However, in March 1998, the PCHB excluded from the consolidated hearing schedule certain permits regarding water quality and wetlands permit applications. Hearing dates for these issues have not been set by the PCHB, however, the Company anticipates they may be set for the fall of 1998.

     In December of 1997, the OHA filed three separate actions against WDOE in Thurston County Superior Court, State of Washington. The actions challenge WDOE's approval permits issued to BMG for water resource mitigation and solid waste permit rulings. The actions are currently pending and no trial date has been set.

     The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time. See PROPERTIES - CROWN JEWEL PROJECT -PERMITTING AND DEVELOPMENT.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

Name and municipality            Position with the Company and business
of residence             Age     experience within the last five years
---------------------    ----    ---------------------------------------

MARK E. JONES, III        58      Chairman of the Company since 1987,
Houston, Texas                    Chief Executive Officer from 1987 to
                                  1993 and President from September 1989
                                  to November 1990; Chairman and Chief
                                  Executive Officer of Solitario since
                                  August 1993.

CHRISTOPHER E. HERALD     44      President of the Company since November
Golden, Colorado                  1990; Executive Vice President from
                                  January 1990 to November 1990; Presi-
                                  dent of Solitario since August 1993.

JAMES R. MARONICK         42      Vice President - Finance and Secretary/
Lakewood, Colorado                Treasurer of the Company and Solitario
                                  since September 1997; Vice President -
                                  Finance and Secretary/Treasurer of
                                  Consolidated Nevada Goldfields Corpora-
                                  tion since 1994; Vice President and CFO
                                  of Analytica, Inc. since 1989

DEBBIE W. MINO          45            Vice President - Investor Relations
Sugar Land, Texas                     of the Company since 1989.

WALTER H. HUNT          46            Vice President - Peru Operations of the
Lima, Peru                            Company and Solitario since July 1994;
                                      Superintendent, Technical Services,
                                      from 1990 through July 1994, Echo
                                      Bay Minerals, Kettle River Operations.

        Officers of the Company are appointed by the Board of Directors.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     The common stock of the Company was approved for quotation on the NASDAQ system and trading commenced on February 17, 1989 under the symbol CRRS. Since August 1, 1989 the Company's common stock has been traded on the NASDAQ National Market System. The Company's stock has been listed and traded in Canada on the Toronto Stock Exchange since December 10, 1991, under the symbol CRO.

     The following table sets forth the high and low sales prices on the NASDAQ National Market System for the Company's common stock for the quarterly periods from January 1, 1996 to December 31, 1997.

                     Prices (US$)
                     ------------
                  High       Low
                  ----       ---

1996:
-----
First Quarter     $6.88      $4.75
Second Quarter     6.50       5.13
Third Quarter      7.00       5.00
Fourth Quarter     6.75       5.38

1997:
-----
First Quarter      7.25       5.63
Second Quarter     7.38       5.88
Third Quarter      7.25       5.38
Fourth Quarter     6.50       3.44


     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Company has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

     At March 9, 1998, there were 1,170 record holders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The selected consolidated financial data set forth below for each of the five years in the period ended December 31, 1997 and as of the years then ended has been derived from the audited consolidated financial statements of the Company (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.

Balance sheet data:                   As of December 31,
 (in thousands)         ----------------------------------------------
                         1997      1996      1995      1994      1993
                        ------    ------    ------    ------    ------

Total Assets           $34,338   $37,113   $36,664   $39,441   $28,882

Long Term Debt          15,000    15,000    15,000    15,000    15,000

Working Capital          5,521     5,384     7,632    11,981     2,822

Stockholders' Equity    13,979    17,197    18,430    20,077    12,442



Income statement                             Years ended December 31,
 data: (in thousands,                ----------------------------------------
 except per share           1997        1996      1995       1994       1993
 amounts)               -----------  --------  --------  ----------  --------
Revenues                $   685      $   803   $ 1,030   $10,603(2)  $ 2,407

Net Income (Loss)        (4,979)(1)   (1,571)   (1,717)    3,505      (1,724)

Net Income (Loss)
 per Share                (0.38)       (0.12)    (0.13)     0.27       (0.14)

(1) The Company recorded a $3.8 million charge related to its decision to withdraw from exploration in Argentina. The minority interest related to this charge was approximately $1.6 million.

(2)  Crown earned $8.5 million in 1994 from Battle Mountain.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     The following discussion should be read in conjunction with the Company's consolidated financial statements for the years ended December 31, 1997, 1996 and 1995, included elsewhere in this report. The Company's financial condition and results of operations are not necessarily indicative of what may be expected in future years. The Company's assets in South America are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1997

Results of Operations
---------------------

     The Company has historically derived its revenues from the option and sale of property interests, from royalty interests and from the sale of its share of gold produced on its properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur. The Company had no such large transactions in 1997.

     The Company had a net loss of $5.0 million ($0.38)per share) in 1997 compared with a net loss of $1.6 million ($0.12 per share) in 1996 and a net loss of $1.7 million ($0.13 per share) in 1995. Included in the 1997 results were non-cash property abandonments of $5.7 million, including $3.8 million related to the Company's decision to withdraw from exploration in Argentina.

     Total revenues were $0.7 million in 1997 compared with $0.8 million in 1996 and $1.0 million in 1995. The Company's recurring revenues have been primarily derived from its royalty interests and from interest income. Royalty income was $0.3 million in 1997, $0.2 million in 1996 and $0.5 million in 1995. Royalty income has decreased due to the completion of mining at the Kendall mine in Montana, in which the Company has a 5% royalty interest. The mine is now in reclamation. The Company's remaining royalty interest relates to the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot deposit represents the primary ore source at Kettle River for the next three years. Approximately $0.2 million is expected to be received from this royalty interest in 1998.

     Interest income was $0.4 million in 1997 compared with $0.4 million in 1996 and $0.6 million in 1995. Fluctuations are due to changes in average interest rates and the Company's average invested cash balances, which have been impacted primarily by proceeds received from the sales of stock of the Company's subsidiary, Solitario, and the level of exploration activity carried on by the Company. See LIQUIDITY AND CAPITAL RESOURCES.

     General and administrative expenses in 1997 were $2.0 million compared with $1.7 million in 1996 and $2.0 million in 1995. The higher costs in 1997 are the result of increased exploration activity, additional travel and promotional expense and financing related activities. The lower expenses in 1996 are the result of reduced legal and finance activities. One-time costs in 1995 associated with a merger proposal received and later rejected by the Company increased general and administrative expenses.

     Interest expense was $1.0 million in each of 1997, 1996 and 1995 and related primarily to the Company's convertible debentures. Included in interest expense is amortization of deferred offering costs of $0.1 million in each of 1997, 1996 and 1995.

     The Company regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. Write downs relating to exploration properties amounted to $5.7 million in 1997 and $0.5 million in each of 1996 and 1995. Included in the write-down was the Company's decision to withdraw from active exploration in Argentina resulting in a $3.8 million charge to operations at December 31, 1997. In addition, the Company recorded $1.9 million of write-downs on certain of its properties in the U.S., Peru and Argentina during 1997 as a result of factors including inadequate exploration or drilling results, lower gold prices and focusing its efforts on its most promising prospects.

     Minority interest in loss of subsidiary increased to $2.1 million in 1997 from $0.4 million in 1996 and $0.3 million in 1995. This variance occurred as the result of higher losses in Solitario due to asset write-downs mitigated by lower minority share holdings of Solitario in 1997.

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

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted this standard in 1996 by electing to continue to account for such compensation consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclosing the pro forma effect on net income and earnings per share as if the new accounting standard been applied. Had the Company accounted for its stock options under SFAS No. 123, it would have recorded net losses of $6.1 million ($0.46 per share) in 1997 and $2.1 million ($0.16 per share) in each of 1996 and 1995.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. The statement is effective for financial statements issued in periods ending after December 15, 1997, including interim periods; early application was not permitted. The Company adopted SFAS No. 128 during 1997. However, the adoption of SFAS 128 has not required the restatement of any prior period earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Statements are effective for fiscal years beginning after December 15, 1997. These standards, when adopted by the Company, are not expected to have a material impact on the Company's reported financial position, results of operations and cash flows.

     The year 2000 potentially poses unique challenges for many businesses in so far as their computer systems and those of third parties attempt to properly recognize the date change. The Company has made and will make certain investments in its software systems and applications to help the Company make the year 2000 transition.

The operational and financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

Liquidity and Capital Resources
-------------------------------

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

     Net cash used in operating activities was $2.1 million in 1997 compared with uses of $1.6 million in 1996 and $2.0 million in 1995.

     Net cash used in investing activities in 1997 was $2.6 million, compared with $3.3 million in 1996 and $2.7 million in 1995. Net cash provided by investing activities during 1997 was $5.1 million and during 1996 was $2.7 million, primarily from the sale of common stock of Solitario. No such sales occurred during 1995. Cash uses included mineral property additions of $3.3 million in 1997, $3.5 million in 1996 and $2.8 million in 1995. These amounts included South American expenditures of $2.4 million in 1997, $2.7 million in 1996 and $2.6 million in 1995 through Solitario.

     The Company has budgeted $2.1 million for exploration in 1998, $1.4 million of which is planned for Latin America. The Company's acquisition and exploration programs in 1997, 1996 and 1995 have primarily been devoted to properties in South America. As such, total foreign assets, as reported in the consolidated balance sheet as of December 31, 1997, amounted to $5.7 million. The Company is exposed to risks normally associated with foreign investments, including political, economic and social instabilities, as well as foreign exchange controls and currency fluctuations. Foreign investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of future operations.

     In February 1997, Crown sold 1,500,000 of its shares of Solitario in a market transaction, generating net proceeds of approximately $4.4 million.
Crown reinvested the proceeds into Solitario by acquiring, through private placement, 1,500,000 new shares of Solitario plus 1,500,000 warrants exercisable into shares of Solitario at Cdn$4.83 until February 27, 1999.

     In August 1997, the Company elected to convert its $1,500,000 7.5% convertible note into 1,254,180 shares of Solitario common stock. The conversion was in accordance with the terms of the note dated August 25, 1995. Upon completion of the conversion and, after giving effect to option exercises during 1997, the Company held 9,633,585 shares of Solitario or 57.2% as of December 31, 1997.

     During 1997, $0.1 million was received from the exercise of stock options. However, the Company does not anticipate significant exercises of stock options in the foreseeable future.

     In January 1996, the Company sold 1,570,000 of its shares in Solitario, receiving net proceeds of $2.6 million from the transaction. The Company reinvested these proceeds by acquiring, through a private placement into Solitario, 1,570,000 new shares of Solitario plus 1,570,000 warrants, exercisable into shares of Solitario at Cdn$2.66 per share until February 1, 1998. The warrants expired unexercised in February 1998. There were no significant financing activities in 1995.

     Cash and cash equivalents amounted to $5.9 million at December 31, 1997, compared to $5.4 million as of December 31, 1996. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Included in cash and cash equivalents at December 31, 1997 was $3.9 million which was held in Solitario. Working capital at December 31, 1997 was $5.6 million compared with $5.4 million at the end of 1996.

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

     The Company estimates its 1998 work commitments remaining to be fulfilled on its existing properties will be approximately $0.2 million. All of these work commitments are expected to be fulfilled by the Company's joint venture partners. The Company's share of rental obligations and other property payments for 1998 is estimated to be $0.1 million.

     In December 1996, Solitario signed an agreement with a subsidiary of Cominco Ltd. ("Cominco") on the Bongara project. Cominco has the right to earn a 60% interest in the Bongara project by spending a minimum of $27.5 million on exploration and development and by making cash payments of $1.8 million to Solitario over a four-year period, as well as fully funding the project through a bankable feasibility study. Cash payments of $250,000 and $300,000 have been paid by Cominco in January 1997 and

January 1998, respectively. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing.

     In February 1998, the Company received $4.6 million, after commissions and offering expenses, from a European equity financing through the private placement of 1.04 million shares of the Company's common stock. Included in the placement was an agency fee of 40,000 shares paid to David Williamson Associates, Ltd., of which David R. Williamson, a director of the Company, is a principal.

     The Company believes that its existing funds and projected sources of funds will be sufficient to finance its currently planned exploration and other operating activities, and mandatory debt repayments for the foreseeable future. The Company's long-term funding opportunities and operating results are highly dependent on the gold price as well as successful commencement of commercial production at the Crown Jewel Project. Moreover, the Company believes that its ability to raise capital in the future will be tied largely to successful permitting and development of the Crown Jewel deposit. See PROPERTIES - CROWN JEWEL PROJECT -PERMITTING AND DEVELOPMENT.

     The FEIS on the Crown Jewel project was issued to the public in February 1997. In May of 1997, the USFS upheld the Record of Decision to approve the Crown Jewel Project. In May 1997, an action was filed in U.S. District Court against the USFS appealing its decision to uphold the ROD. This action is currently pending. Most substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. As of February 1998, the Crown Jewel Project has received favorable decisions on 40 of 64, or 63%, of the total permits necessary on the Project. In September of 1997, an action was filed before the Control Hearings Board, a state administrative tribunal challenging the FEIS and certain permit decisions. Pending successful completion of the permit applications, and the absence of a prolonged injunction, construction could begin in the Spring of 1999 and is forecast to take approximately 14 months to complete. There are no assurances, however, that permits will be issued in a timely fashion or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project. See PROPERTIES - CROWN JEWEL.

     Uncertainties which exist with respect to timing of commercial production at Crown Jewel, and the potential fluctuation in gold prices, could have a material effect upon the Company's ability to fund its operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                          CROWN RESOURCES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----

Independent Auditors' Report . . . . . . . . . . . . . . . .  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31,
    1997 and 1996  . . . . . . . . . . . . . . . . . . . . .  F-2

  Consolidated Statements of Operations for the years
    ended December 31, 1997, 1996 and 1995 . . . . . . . . .  F-3

  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1997, 1996 and 1995 . . . . . .  F-4

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995 . . . . . . . . .  F-5

Notes to Consolidated Financial Statements . . . . . . . . .  F-6

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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders
  of Crown Resources Corporation
Denver, Colorado


We have audited the consolidated balance sheets of Crown Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP



Denver, Colorado
March 9, 1998

                          CROWN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     December 31,
                                     ------------
                                   1997        1996
                                   ----        ----
                                    (in thousands)
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents          $ 5,857       $ 5,447
 Short-term investments                  86            89
 Bullion inventories                     96           106
 Prepaid expenses and other             130           377
                                    -------       -------
  TOTAL CURRENT ASSETS                6,169         6,019

MINERAL PROPERTIES, NET              27,590        30,229

OTHER ASSETS:
 Debt issuance costs, net               375           477
 Marketable equity securities            17            18
 Other                                  187           370
                                    -------       -------
                                        579           865
                                    -------       -------
                                    $34,338       $37,113
                                    =======       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                  $    359     $    345
  Other                                  289          290
                                    --------     --------
    TOTAL CURRENT LIABILITIES            648          635

LONG TERM LIABILITIES:
  Convertible debentures              15,000       15,000
  Deferred income taxes                  731        1,140
                                    --------     --------
                                      15,731       16,140

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                           3,980        3,141

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    authorized 20,000,000 shares;
    none outstanding                       -            -
  Common stock, $0.01 par value;
   authorized 50,000,000 shares;
   issued and outstanding 13,312,829
   and 13,211,484 shares                 133          132
  Additional paid-in capital          29,653       27,886
  Accumulated deficit                (15,792)     (10,813)
 Unrealized loss on marketable
    equity securities                    (15)          (8)
                                    --------     --------
                                      13,979       17,197
                                    --------     --------

                                     $34,338      $37,113
                                    ========     ========



 See notes to consolidated financial statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



(in thousands, except per                     Years Ended December 31,
share amounts)                             -------------------------------
                                              1997       1996       1995
                                           ---------  ---------  ---------
REVENUES:
  Royalty income                           $   300    $   245    $   458
  Interest income                              385        407        572
  Mineral property option
    proceeds                                     -        151          -
                                           -------    -------    -------
                                               685        803      1,030
                                           -------    -------    -------

COSTS AND EXPENSES:
  Depreciation, depletion and
    amortization                               180        174        264
  General and administrative                 1,985      1,676      1,999
  Interest expense                           1,020        971        971
  Asset write-downs                          5,743        476        494
  Other, net                                    12         33        (50)
                                           -------    -------    -------
                                             8,940      3,330      3,678
                                           -------    -------    -------
LOSS BEFORE INCOME
  TAXES AND MINORITY INTEREST               (8,255)    (2,527)    (2,648)

Income tax benefit                          (1,055)      (580)      (661)
                                           -------    -------    -------

LOSS BEFORE MINORITY INTEREST               (7,200)    (1,947)    (1,987)

Minority interest in loss of subsidiary     (2,221)      (376)      (270)
                                           -------    -------    -------

NET LOSS                                   $(4,979)   $(1,571)   $(1,717)
                                           =======    =======    =======

BASIC AND DILUTED LOSS
  PER COMMON SHARE                         $ (0.38)   $ (0.12)   $ (0.13)
                                           =======    =======    =======

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                        13,268     13,193     13,160
                                           =======    =======    =======




See notes to consolidated financial statements.

                          CROWN RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY







                                                                                   Unrealized
                                                                                   Gain (Loss)
                                                                                       on
(in thousands, except share                 Common Stock    Additional              Marketable
 amounts)                               ------------------   Paid-in    Accumulated    Equity
                                         Shares     Amount    Capital     Deficit    Securities     Total
                                        --------    ------  ----------    -------    ----------   ---------
BALANCE, JANUARY 1, 1995                13,155,784  $  132  $   27,475   $ (7,525)   $       (5)   $ 20,077

Issuance of shares
 Exercise of stock options                  15,875       -          74         -              -          74
Net loss                                         -       -           -     (1,717)            -      (1,717)
Net unrealized loss on
 marketable equity securities                    -       -           -          -            (4)         (4)
                                        ----------  ------  ----------   --------    ----------    --------
BALANCE, DECEMBER 31, 1995              13,171,659     132      27,549     (9,242)           (9)     18,430

Issuance of shares
  Exercise of stock options                 39,825       -         190          -             -         190
Sale of shares of subsidiary,
  net of tax of $924                             -       -         147                                  147
Net loss                                         -       -           -     (1,571)            -      (1,571)
Net unrealized loss on
  marketable equity securities                   -       -           -          -             1           1
                                        ----------  ------  ----------   --------    ----------    --------

BALANCE, DECEMBER 31, 1996              13,211,484     132      27,886    (10,813)           (8)     17,197

Issuance of shares
 Exercise of stock options                  76,950       1         342          -             -         343
 For services                               24,395       -         140          -             -         140
Sale of shares of subsidiary,
 net of tax of $724                              -       -       1,285          -             -       1,285
Net loss                                         -       -           -     (4,979)            -      (4,979)
Net unrealized loss on
 marketable equity securities                    -       -           -          -            (7)         (7)
                                        ----------  ------  ----------   --------    ----------    --------

BALANCE, DECEMBER 31, 1997              13,312,829   $ 133  $   29,653   $(15,792)         $(15)   $ 13,979
                                        ==========  ======  ==========   ========    ==========    ========


See notes to consolidated financial statements.

                          CROWN RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,
                                                      ----------------------------
(in thousands)                                          1997      1996      1995
                                                      --------  --------  --------
OPERATING ACTIVITIES:
  Net loss                                            $(4,979)  $(1,571)  $(1,717)
  Adjustments:
    Depreciation, depletion and amortization              282       276       366
    Deferred income taxes                              (1,055)     (580)     (661)
    Asset write-downs                                   5,743       476       494
    Common stock issued for services                      140         -         -
    Minority interest                                  (2,221)     (376)     (270)
    Changes in operating assets and liabilities:
      Bullion inventories                                  10       (63)       64
      Prepaid expenses and other                           (3)      209      (104)
      Accounts payable and
        other current liabilities                          13        42      (168)
                                                      -------   -------   -------
    Net cash used in operating activities              (2,070)   (1,587)   (1,996)
                                                      -------   -------   -------

INVESTING ACTIVITIES:
  Additions to mineral properties                      (3,313)   (3,467)   (2,837)
  Receipts on mineral property transactions               655       101       125
  Sale of short-term investments, net                       3        46        14
  Decrease (increase) in other assets                       5        (8)       16
                                                      -------   -------   -------
    Net cash used in investing activities              (2,650)   (3,328)   (2,682)
                                                      -------   -------   -------

FINANCING ACTIVITIES:
  Sale of common stock of subsidiary, net               4,862     2,610         -
  Common stock issued under options
      and warrants                                        268       129        48
                                                      -------   -------   -------
    Net cash provided by financing
      activities                                        5,130     2,739        48
                                                      -------   -------   -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        410    (2,176)   (4,630)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            5,447     7,623    12,253
                                                      -------   -------   -------

CASH AND CASH EQUIVALENTS, END OF YEAR                $ 5,857   $ 5,447   $ 7,623
                                                      =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-cash transactions:
    Securities received for mineral
      property transactions                           $     9   $     -   $    30
    Deferred tax benefit of non-qualified
      stock option exercises                               75        61        26
  Acquisition of additional interest in subsidiary        205       240         -
  Cash paid for interest                                  868       868       868


See notes to consolidated financial statements.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   Business and Summary of Significant Accounting Policies:
     -------------------------------------------------------

     Business
     --------

     Crown Resources Corporation (the "Company" or "Crown") engages principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United States and in South America. Its properties in Peru and Argentina are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1997.

     Crown has historically derived its revenues from the option and sale of property interests, from royalty interests and from the sale of its share of gold produced from its properties.

     Financial reporting
     -------------------

     The consolidated financial statements include the accounts of Crown and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Undivided interests in mineral properties are accounted for by the proportionate consolidation method in accordance with standard practice in the mining industry.

     Use of estimates
     ----------------

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

     Cash equivalents
     ----------------

     Cash equivalents include investments in highly liquid debt securities with maturities of three months or less when purchased. Investments with longer maturities at the date of purchase are classified as short-term investments.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   Business and Summary of Significant Accounting Policies      (Continued):
     --------------------------------------------------------     -----------

     Inventories
     -----------

     Gold bullion received as in-kind royalties is recorded at market. Inventories of $ 96,000 and $106,000 at December 31, 1997 and 1996, respectively, consisted entirely of gold bullion.

     Mineral properties
     ------------------

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

     The Company records the proceeds from the sale of property interests to joint ventures as a reduction of the related property's capitalized cost.

     Marketable equity securities
     ----------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's equity securities are classified as available-for-sale. The cost of marketable equity securities sold is determined by the specific identification method.

     Foreign exchange
     ----------------

     The United States dollar is the functional currency for all the Company's foreign subsidiaries. Foreign currency gains and losses are included in the results of operations in the periods in which they occur.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.   Business and Summary of Significant Accounting Policies (Continued):
     -------------------------------------------------------------------

     Revenue recognition
     -------------------

     Royalty revenue is recognized when product is delivered in-kind or cash payments are received.

     Income taxes
     ------------

     The Company reports income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Loss per share
     --------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company has adopted SFAS No. 128 during 1997. There has been no change in prior period earnings per share data as a result of adopting SFAS No. 128.

     The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years ended December 31, 1997, 1996 and 1995. The effect of common stock equivalents which include stock options, warrants and convertible debt securities is not included in the computation of diluted per share amounts in 1997, 1996 and 1995 because its inclusion would be anti-dilutive.

     Employee stock compensation plans
     ---------------------------------

     The Company follows Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." Under the terms of the Company's stock option plans, the

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   Business and Summary of Significant Accounting Policies (Continued):
     -------------------------------------------------------------------

     exercise price of stock options issued to employees equals the market price of the stock on the measurement date and, therefore, the Company does not record compensation expense on stock options granted to employees.

     Minority interest
     -----------------

     Minority interest represents the minority stockholders' proportionate interest in Solitario. The Company owned 57.2% and 60.4% of Solitario at December 31, 1997 and 1996, respectively.

     New accounting pronouncements
     -----------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The SFAS's are effective for fiscal years beginning after December 15, 1997. These standards, when adopted by the Company, are not expected to have a material impact on the Company's reported financial position, results of operations and cash flows.

2.   Mineral Properties:
     ------------------

     United States
     -------------

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

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.   Mineral Properties (Continued):
     ------------------------------

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

     Cord Ranch

     The Company holds a lease for the right to explore and develop the Cord Ranch prospect, a 34,000 acre ranch in the southern portion of the Carlin Gold Trend of Nevada. By amendment, the lease required a work commitment of $900,000 which has been fulfilled as of December 31, 1997. In addition, the agreement calls for non-recoupable minimum annual payments of $150,000 in each of 1998 and 1999 and recoupable annual advance royalty payments of $200,000 in 2000 and thereafter.

     In September 1994, Crown signed an agreement which has been assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). Royal Standard has the right to earn a 70% interest in Crown's Cord Ranch and adjacent gold properties. In order to vest in any of the Crown properties, Royal Standard must fulfill the terms of the Cord lease agreement, as amended, including the work commitment and property payments as specified. Royal Standard has reported it has completed its work commitment as of December 31, 1997. In addition, should Royal Standard vest in the properties, it must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties.

     Peru
     ----

     The Company holds exploration concessions or has filed applications for concessions covering approximately 355,000 acres in Peru. These applications are subject to normal administrative approvals and the properties are subject to an annual rental of $2.00 per hectare (approximately 2.47 acres per hectare) in June of each year.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.   Mineral Properties (Continued):
     ------------------------------

     In November 1993, the Company entered into option agreements for the Bongara claims #1-10 covering a 25,000-acre zinc prospect in northern Peru. During 1997, the Company relinquished its option rights under the agreement. Since 1993, the Company has acquired approximately 215,000 additional acres ("the Bongara project") by staking concessions.

     In December 1996, Solitario signed an agreement with a subsidiary of Cominco Ltd. ("Cominco") regarding the Bongara project, presently covering approximately 215,000 acres. Cominco has the right to earn up to a 60% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development and by making cash payments of $1,800,000 to Solitario over a four-year period, as well as fully funding the project through a bankable feasibility study. Cash payments of $250,000 and $300,000 have been paid by Cominco in January 1997 and January 1998, respectively. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing. Through December 31, 1997, Cominco has spent approximately $4.9 million on exploration of the Bongara project.

     Argentina
     ---------

     Through December 31, 1997, the Company held exploration rights or had filed applications for rights covering approximately 650,000 acres primarily in six provinces of Argentina. Such exploration rights are granted by the provincial governments, which have the right to impose up to a maximum 3% gross royalty on production. Solitario made the decision to withdraw from exploration in Argentina to concentrate its attention and financial resources in Peru. Additionally, the current precious metals markets highlighted the need to focus exploration efforts on the best areas of mineral potential. As a result of this decision, the Company recorded a
     write-down of $3.8 million in December 1997.   In early March 1998, the
     Company signed a letter of intent with Toscana Resources, Ltd. ("Toscana") of Vancouver, B.C., to sell all of the issued and outstanding shares of Solitario's Argentina subsidiary. The purchase price of Cdn$500,000 would be received in shares of Toscana. The transaction is subject to due diligence, Board of Directors and regulatory approval. Solitario also received a non-refundable binder payment of Cdn$65,000 upon signing the letter of intent.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.   Mineral Properties (Continued):
     ------------------------------

     Mexico
     ------

     During 1997, the Company, primarily through subcontractors, conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. As a result of these activities the Company spent approximately $0.1 million and acquired the La Pitarrilla concession covering approximately 14,000 acres.

     Asset write-downs
     -----------------

     In accordance with SFAS No,. 121, "Accounting For Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," the Company regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. Upon determining that certain properties did not have sufficient potential for economic mineralization and related to the Company's decision to withdraw from exploration in Argentina, the Company recorded write-downs relating to exploration properties of $5,743,000, $476,000 and $494,000 in 1997, 1996 and 1995, respectively.

     Mineral property costs for all the Company's properties are comprised of the following:

                                          December 31,
                                       ------------------
                                         1997      1996
                                       --------  --------
    (in thousands)
     Land and leasehold costs           $14,761   $15,293
     Exploration costs                   13,653    15,760
                                        -------   -------
                                         28,414    31,053
     Less accumulated depreciation,
       depletion and amortization           824       824
                                        -------   -------
                                        $27,590   $30,229
                                        =======   =======


     Land, leasehold and exploration costs related to mineral properties for which exploration activities had not yet identified the presence of economic reserves totaled $14,133,000 and $16,736,000 at December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, the carrying value of the Crown Jewel Project amounted to $13,457,000 and $13,493,000 respectively. The Crown Jewel Project represents the Company's total proven and probable gold reserves and its only property in development.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.   Mineral Properties (Continued):
     ------------------------------

     The net assets of the Company's foreign operations located in Peru and Argentina and included in the consolidated balance sheet are $5,603,000 at December 31, 1997 and $8,102,000 at December 31, 1996.

3.   Convertible Debentures:
     ----------------------

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



4.    Income Taxes:
      -------------

     The Company's income tax expense (benefit) from continuing operations consists of the following:


(in thousands)                                     1997     1996    1995
                                                  -------  -------  -----

     Deferred:                                     $  84    $ 336   $ 213
       U.S.
       Foreign                                        32       46      54
     Operating loss and credit
       carryovers:
       U.S.                                         (997)    (900)   (899)
       Foreign                                      (174)     (62)    (29)
                                                 -------    -----   -----
     Income tax benefit                          $(1,055)   $(580)  $(661)
                                                 =======    =====   =====

     Consolidated loss before income taxes includes losses from foreign operations of $5,232,000, $618,000, and $486,000 in 1997, 1996 and 1995,
     respectively.

     Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs, depreciation, depletion and amortization expenses, and property abandonments.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4.   Income Taxes (Continued):
     ------------------------

     During 1997, 1996 and 1995 the Company recognized income tax deductions of $643,000, $180,000, and $77,000, respectively, from the exercise of non-qualified stock options. Stockholders' equity has been credited in the amounts of $75,000, $61,000, and $26,000, respectively, for the income tax benefits of these income tax deductions net of valuation allowances. Also during 1997 and 1996, the Company purchased and sold shares of Solitario. Stockholders' equity has been charged in the amounts of $724,000 and $924,000, respectively, for the income tax expense associated with the purchase and sale transactions including $14,000 and $560,000, respectively, relating to previously unrecognized temporary differences associated with the Company's investment in Solitario.

     The net deferred tax liabilities in the accompanying December 31, 1997 and 1996 balance sheets include the following components:

(in thousands)                          1997      1996
                                      -------   -------

     Deferred tax assets:

     Net operating loss (NOL)
       carryovers                     $ 8,797   $ 6,391
     Alternative minimum tax (AMT)
       credit carryovers                  325       325
     Investment in Argentina
       subsidiary                       1,930         0
     Other                                125       108
     Valuation allowance               (4,938)   (1,049)
     Deferred tax assets                6,239     5,775
                                      -------   -------

     Deferred tax liabilities:

     Exploration and development
       costs                            6,435     6,420
     Depreciation, depletion and
       amortization                       497       448
     Other                                 38        47
                                      -------   -------
     Deferred tax liabilities           6,970     6,915
                                      -------   -------

     Net deferred tax liabilities     $   731   $ 1,140
                                      =======   =======

     The Company has recognized a deferred tax asset relating to its investment in its Argentina subsidiary as it anticipates disposing of the investment in 1998. A full valuation allowance has been provided against the deferred tax asset.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4.   Income Taxes (Continued):
     ------------------------

     A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the benefit for income taxes is as follows:

(in thousands)                          1997     1996     1995
                                      -------   ------   ------

     Income tax at statutory
       rates                          $(2,807)   $(859)   $(900)
     Nondeductible foreign
       expenditures                        85       67       75
     Disposition of investment
       in Argentina                    (1,683)       -        -
     Excess percentage depletion            -        -      (20)
     Foreign mining incentives           (201)    (202)    (324)
     State income tax                    (267)     (18)     (11)
     Change in valuation allowance      3,747      443      523
     Other                                 71      (11)      (4)
                                      -------    -----    -----
     Income tax benefit               $(1,055)   $(580)   $(661)
                                      =======    =====    =====

     At December 31, 1997, the Company has unused U.S. NOL carryovers of approximately $17,568,000 which begin to expire in 2004. In addition, the Company has approximately $325,000 of U.S. AMT credit carryovers which can be carried forward indefinitely. The Company also has Argentina and Peru NOL carryovers at December 31, 1997 of approximately $7,420,000 and $920,000, respectively, which begin to expire in 1999 and 2000, respectively. A full valuation allowance has been provided against the income tax benefit of the Argentina and Peru NOL carryovers. The anticipated 1998 disposition of the Company's investment in Argentina will result in (1) the elimination of the Argentina NOL carryovers and attendant valuation allowance, and (2) the creation of a U.S. capital loss carryover of approximately $4,650,000 upon which a full valuation allowance will be provided.

5.   Fair Value of Financial Instruments:
     -----------------------------------

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the determination of fair value for certain of the Company's financial assets and liabilities. It defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

     For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The Company's marketable equity securities are carried at their

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5.   Fair Value of Financial Instruments (Continued):
     -----------------------------------------------

     estimated fair value, based on quoted market prices. At December 31, 1997 and 1996 the estimated fair value of the Company's Debentures was $12,750,000, based on quoted market prices.

6.   Commitments and Contingencies:
     -----------------------------

     In acquiring its interests in minerals claims and leases, the Company has entered into lease agreements which generally may be canceled at its option. The Company is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. The Company estimates its 1998 mineral property rentals and option payments to be approximately $695,000. Based upon existing joint venture or leasing arrangements, the Company's share of these costs is approximately $30,000.

     The Company has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for

     Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 1997, 1996 and 1995 was $52,000, $48,000 and $49,000, respectively.

     The Company leases office space under non-cancelable operating leases providing for minimum annual rent payments as follows: $75,000 in 1998, $77,000 in 1999, $78,000 in 2000, and $39,000 in 2001. Rent expense for all leases was $66,000, $60,000 and $122,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.   Stock Option Plans
     ------------------

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

     Up to 1,500,000 shares of the Company's common stock may be issued under the 1988 Plan. As of December 31, 1997, 576,476 shares remained available for future issuance under the 1988 Plan. All stock options that have been granted under the 1988 Plan have been issued at the market price of the common stock at the date of the grant.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.   Stock Option Plans (Continued):
     ------------------------------

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

     As of December 31, 1997, shares available for issue, including those already granted, totalled 1,313,724 shares.

     The activity in the 1988 Plan for the three years ended December 31, 1997 is as follows:


                                1997                  1996               1995
                          ----------------           -------           --------
                                   Weighted          Weighted          Weighted
                                   Average           Average           Average
                           Amount  Price     Amount  Price      Amount  Price
                          ----------------  ----------------  -----------------
Outstanding,
  beginning
  of year                  60,000     5.63  280,600     9.25  607,017      8.20
Granted                   546,395     5.75   60,000     5.63                  -
Exercised                 (30,145)    5.74        -                           -
Expired                         -          (280,600)    9.25 (326,417)     7.31
                          -------
Outstanding,
  end of year             576,250     5.74   60,000     5.63  280,600      9.25
                          =======           =======
Exercisable,
  end of year             342,250     5.74   15,000     5.63  280,600      9.25
                          =======           =======

     The options outstanding under the 1988 Plan have an exercise price of $5.74 and weighted average remaining contractual life of 3.8 years.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


7.   Stock Option Plans (Continued):
     -------------------------------

     The activity in the 1991 Plan for the three years ended December 31, 1997 is as follows:

(in thousands)      1997                      1996             1995
                 ----------             ----------------  --------------
                             Weighted           Weighted         Weighted
                             Average            Average          Average
                     Amount  Price       Amount  Price    Amount  Price
                 ---------------------  ----------------  --------------
Outstanding,
  beginning
  of year        1,347,298        5.32  1,145,548   5.17   859,748  5.63
Granted             50,000        5.73    241,575   5.70   301,675  3.75
Exercised          (71,200)       3.29    (39,825)  3.24   (15,875) 3.02
Forfeited                -                      -                -
Expired           (299,666)       7.06          -                -
                  --------              ---------        ---------
Outstanding,
  end of year    1,026,432        4.97  1,347,298   5.32 1,145,548  5.17
Exercisable,     =========              =========        =========
  end of year      935,432        6.46  1,202,048   5.36   947,473  5.35
                 =========              =========        =========

Range of                            Weighted Average    Weighted
Exercise         Amount                Remaining         Average
 Prices          Outstanding       Contractual Life    Exercise Price
--------         -----------       ----------------    --------------

$2.99-4.63           457,691              1.4          $ 3.59
$5.63-6.56           568,741              1.9          $ 6.10

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

     Pro forma information has been computed as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.37%, 5.69% and 7.06%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 52%, 53% and 55%; and a weighted average expected life of the options of 4 years. The weighted average fair values of the options granted are estimated at $2.49, $2.71 and $1.92 per share in 1997, 1996 and 1995, respectively.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.   Stock Option Plans (Continued):
     ------------------------------

     Had the Company accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:


(In thousands, except
per share amounts)          1997      1996      1995
                          --------  --------  --------

     Net loss
       As reported        $(4,979)  $(1,571)  $(1,717)
       Pro forma           (6,136)   (2,161)   (2,125)

     Basic and diluted
      loss per share
       As reported        $ (0.38)  $ (0.12)    (0.13)
       Pro forma            (0.46)    (0.16)    (0.16)

8.   Stockholders' Equity:
     --------------------

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

     In January 1996, the Company sold 1,570,000 of its shares in Solitario, receiving net proceeds of $2,566,000 from the market transaction. The Company reinvested the proceeds by acquiring, through a private placement into Solitario, 1,570,000 new shares of Solitario plus 1,570,000 warrants, exercisable into shares of Solitario at Cdn$2.66 per share which expired unexercised in February 1998.

                         CROWN RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8.   Stockholders' Equity (Continued):
     --------------------------------

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

     In August 1997, the Company elected to convert its $1.5 million, 7.5% convertible note into 1,254,180 shares of Solitario common stock. The conversion was in accordance with the terms of the note dated August 25, 1995. Upon completion of the conversion and, along with options exercises during 1997, the Company held 9,633,585 shares of Solitario stock or 57.2% as of December 31, 1997.

9.   Subsequent Event:
     ----------------

     In February 1998, the Company received $4.6 million, after commissions and offering expenses, from a European equity financing through the private placement of 1.04 million shares of the Company's common stock. Included in the placement was an agency fee of 40,000 shares paid to David Williamson Associates, Ltd., of which David R. Williamson, a director of the Company, is a principal.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     Not Applicable.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a) Directors.

     The information with respect to directors required under this item is incorporated herein by reference to the table set forth under the section captioned ELECTION OF DIRECTORS in the Company's Proxy Statement in connection with the annual meeting of shareholders to be held on June 18, 1998 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     (b) Executive Officers.

     The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required under Item 11, Item 12 and Item 13 is incorporated herein by reference to the sections entitled EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and EXECUTIVE COMPENSATION, respectively, in the Company's Proxy Statement in connection with the annual meeting of shareholders to be held June 18, 1998, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
          FORM 8-K
          --------

(a) 1. Consolidated Financial Statements: Index on page 37 of this Report.

    2. Exhibits. The exhibits as indexed on pages 44 through 47 of this Report are included as a part of this Form 10-K.

(b)     Reports on Form 8-K:

     A current report on Form 8-K was filed, dated February 27, 1998, which reported European equity financing through the private placement of 1.04 million shares of the Company's common stock.

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

10.1    1988 Stock Benefit Plan of the Company (incorporated by reference to
        Exhibit 10.11 to Amendment No. 2 to the Registration Statement).

10.2    1991 Stock Incentive Plan of the Company (incorporated by reference to
        Exhibit 10.13 to Crown Resources Corporation's Registration Statement on Form S-4 dated May 17, 1991, Commission file no. 33-40642 (the "1991 S-4 Registration Statement").

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

10.18 Letter Agreement, dated December 24, 1996, between Cominco Peru s.r.l. and Mineral Los Tapados S.A. (incorporated by reference to Exhibit 10.18 to Crown Resources Corporation's Form 10K for the year ended December 31,
       1996).

10.19 Subscription Agreement and Warrant, dated February 27, 1997, between Crown Resource Corp. of Colorado and Solitario Resources Corporation subscribing for 1,500,000 units (a unit consisting of one share of common stock and one share purchase warrant) of Solitario Resources Corporation common stock.

10.20 Stock Purchase Agreement, dated February 23, 1998, between Crown Resources Corporation and The Equitable Life Assurance Society (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 8-K, dated February 27, 1998).

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

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CROWN RESOURCES CORPORATION


                                       By: /s/ James R. Maronick
                                          ________________________
                                          James R. Maronick
                                          Vice President - Finance

                                     Date: March 13, 1998
                                          ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                 DATE

/s/ Mark E. Jones, III   *   Principal Executive      March 13, 1998
--------------------------   Officer and Director     --------------
Mark E. Jones, III
Chairman

/s/ James R. Maronick        Principal Financial      March 13, 1998
--------------------------   and Accounting Officer   --------------
James R. Maronick
Vice President - Finance

/s/ Christopher E. Herald
--------------------------
Christopher E. Herald
President

/s/ J. Michael Kenyon    *
--------------------------
J. Michael Kenyon
                                  A majority of
/s/ Rodney D. Knutson    *        the Board of        March 13, 1998
--------------------------        Directors           --------------
Rodney D. Knutson

/s/ Linder G. Mundy      *
--------------------------
Linder G. Mundy

/s/ Steven A. Webster    *
--------------------------
Steven A. Webster

/s/ David R. Williamson  *
--------------------------
David R. Williamson

* By:/s/ James R. Maronick
     _____________________
     James R. Maronick, Attorney-in-fact

                               INDEX TO EXHIBITS
                               -----------------
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

10.9 Option Contract for Conveyance between Crown Resource Corp. of Colorado and Compania Minera del Amazonas S.A. (Bongara Even) (incorporated by reference to Exhibit 10.21 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

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

10.18 Letter Agreement, dated December 24, 1996, between Cominco Peru s.r.l. and Minera Los Tapados S.A. (incorporated by reference to Exhibit 10.18 to Crown Resources Corporation's Form 10K for the year ended December 31, 1996).

10.19 Subscription Agreement and Warrant, dated February 27, 1997, between Crown Resource Corp. of Colorado and Solitario Resources Corporation subscribing for 1,500,000 units (a unit consisting of one share of common stock and one share purchase warrant) of Solitario Resources Corporation common stock.

10.20 Stock Purchase Agreement, dated February 23, 1998, between Crown Resources Corporation and The Equitable Life Assurance Society (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 8-K, dated February 27, 1998).

11           Statement regarding computation of per share earnings.

22           Subsidiaries of the registrant.

24.1         Consent of Deloitte & Touche LLP.

25           Powers of attorney.

27           Financial data schedule.