Form 10-Q
period 1998-03-31
CROWN RESOURCES CORP
filed 1998-05-06
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                Commission file number   0-17480

                     CROWN RESOURCES CORPORATION
      (Exact name of registrant as specified in its charter)

       Washington                          84-1097086
 State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

   1675 Broadway, Suite 2400, Denver, Colorado           80202
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (303) 534-1030


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

     Shares outstanding as of April 30, 1998: 14,520,725 shares of common stock, $0.01 par value.


                        TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements. . . . . . . . . . .3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . .8

  Item 2  Changes in Securities. . . . . . . . . . . . . . . . .9

  Item 3  Defaults Upon Senior Securities. . . . . . . . . . . .9

  Item 4  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . .9

  Item 5  Other Information. . . . . . . . . . . . . . . . . . .9

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . .9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 10





















                              PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                CROWN RESOURCES CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
(in thousands, except                    March 31,        December 31,
 per share amounts)                        1998              1997

                                              Assets
Current assets:
  Cash and cash equivalents               $10,039            $ 5,857
  Short-term investments                       86                 86
  Bullion inventories                          87                 96
  Prepaid expenses and other                  176                130
    Total current assets                   10,388              6,169

Mineral properties, net                    27,611             27,590

Other assets:
  Debt issuance costs, net                    349                375
  Other                                       170                204
                                              519                579
                                          $38,518            $34,338

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $   323            $   359
  Other                                       106                289
    Total current liabilities                 429                648

Long term liabilities:
  Convertible debentures                   15,000             15,000
  Deferred income taxes                       454                731
                                           15,454             15,731

Minority interest in consolidated
   subsidiary                               3,937              3,980

Stockholders' equity:
  Preferred stock, $0.01 par value             -                  -
  Common stock, $0.01 par value               145                133
  Additional paid-in capital               34,836             29,653
  Accumulated deficit                     (16,264)           (15,792)
  Unrealized loss on marketable
    equity securities                         (19)               (15)
                                           18,698             13,979
                                          $38,518            $34,338

See Notes to Consolidated Financial Statements.

                                     CROWN RESOURCES CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                   Three months ended
(in thousands, except per                                March 31,
 share amounts)                                    1998           1997

Revenues:
  Royalty income                                 $   33         $   70
  Interest income                                   102             98
                                                    135            168

Costs and expenses:
  Depreciation, depletion and amortization           31             41
  General and administrative                        494            553
  Interest expense                                  243            243
  Abandonment and impairment of mining
   claims and leases                                 95              3
  Other, net                                         (6)           (56)
                                                    857            784
Loss before income taxes and
 minority interest                                 (722)          (616)
Income tax benefit                                 (207)          (178)
Loss before minority interest                      (515)          (438)
Minority interest in loss of subsidiary              43             29
Net loss                                         $ (472)        $ (409)

Basic and diluted net loss per common
  and common equivalent share                    $(0.03)        $(0.03)

Weighted average number of common and
 common equivalent shares outstanding            13,807         13,235



















See Notes to Consolidated Financial Statements.


                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Three months ended March 31,
(in thousands)                                           1998          1997
Operating activities:
  Net loss                                             $  (472)      $  (409)
  Adjustments:
    Depreciation, depletion & amortization                  57            67
    Deferred income taxes                                 (207)         (178)
    Abandonment of mining claims
      and leases                                            95             3
    Common stock issued for services                        32           140
    Minority interest                                      (43)          (29)
    Changes in operating assets and liabilities:
      Inventories                                            9            -
      Prepaid expenses and other                           (46)          (56)
      Accounts payable and other
        current liabilities                               (219)         (256)
    Net cash used in operating activities                 (794)         (718)

Investing activities:
  Additions to mineral properties                         (461)         (615)
  Receipts on mineral property transactions                345           250
  (Increase) decrease in other assets                       (3)          (19)
    Net cash used in investing activities                 (119)         (384)

Financing activities:
  Common stock issued under options                        495            57
  Issuance of common stock in private placement          4,600         4,490
    Net cash provided by financing activities            5,095         4,547

Net increase in cash and cash equivalents                4,182         3,445

Cash and cash equivalents, beginning of period           5,857         5,447

Cash and cash equivalents, end of period               $10,039       $ 8,892

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432       $   432
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              68            20
      Securities received for mineral property
        transactions                                         -             9




See Notes to Consolidated Financial Statements.


                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the three months ended March 31, 1998 and 1997 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

    These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

    Effective January 1, 1998, the Company adopted SFAS No. 130,
    "Reporting Comprehensive Income."  The following represents
    Comprehensive loss and its components:

                                     Three months ended March 31,
                                          1998       1997
    Net loss                             $(472)     $(409)
    Unrealized gain (loss) on
      marketable equity securities          (4)        10
    Comprehensive loss                   $(476)     $(399)

2.  ISSUANCE OF COMMON STOCK

    In February 1998, the Company received $4.6 million, after commissions and offering expenses, from a European equity financing through the private placement of 1.04 million shares of the Company's common stock. Included in the placement was an agency fee of 40,000 shares paid to David Williamson Associates, Ltd., of which David R. Williamson, a director of the Company, is a principal.

3.  SALE OF SUBSIDIARY

    In March 1998, Solitario Resources Corporation ("Solitario"), a 57.2 percent-owned subsidiary of the Company, signed a letter of intent with TNR Resources, Ltd., formerly Toscana Resources, Ltd., ("TNR") of Vancouver, B.C., Canada, to sell all of the issued and outstanding shares of Solitario's Argentina subsidiary. The purchase price of Cdn$500,000 would be received in shares of TNR. The transaction is subject to due diligence, board of directors approval, and regulatory approval. Solitario also received a non-refundable binder payment of Cdn$65,000 upon signing the letter of intent.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of operations

The Company had a net loss of $472,000 or $0.03 per share, for the first quarter of 1998 compared with a loss of $409,000, or $0.03 per share, for the first quarter of 1997.

Total revenues for the first quarter of 1998 were $135,000 compared with $168,000 for first quarter 1997. Higher royalty revenues in 1997, primarily from the Kettle River mine in Washington, were partially offset by higher interest income during the current period.

General and administrative expenses for the first quarter of 1998 were $494,000 compared with $553,000 for the same period last year. The decrease was primarily due to reduced operations in Argentina and Nevada during 1998 compared to the prior year.
Interest expense of $243,000 for first quarter 1998 was the same as in the year earlier quarter.

During the first quarter of 1997, the Company recorded other income of $56,000, relating primarily to a termination payment received on a previously joint ventured exploration project. There was no such income in the current year quarter.


Liquidity and Capital Resources

During the quarter ended March 31, 1998, the Company spent $461,000 for mineral property additions, of which $311,000 related to exploration activities on its projects in South America, which are held through its 57.2 percent-owned subsidiary, Solitario. Solitario received $300,000 in during the first quarter of 1998 compared to $250,000 in 1997 from Cominco, Ltd. related to its joint venture of the Bongara zinc project in Peru.

During the first quarter of 1998, the Company sold 1,040,000 shares of its common stock in a European private placement for net proceeds of $4,600,000. During the first quarter of 1997, the Company sold 1,500,000 of its shares in Solitario and reinvested the proceeds of $4,448,000 by acquiring 1,500,000 new shares of Solitario through a private placement into Solitario.

Working capital at March 31, 1998 increased to $9,959,000 from $5,521,000 at December 31, 1997. Cash and cash equivalents at March 31, 1998 were $10,039,000, including $3,876,000 held in
Solitario.

The Company expects to spend approximately $2,070,000 in 1998 on its exploration programs, including $1,350,000 to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance currently planned activities for the foreseeable future. The Company's long-term funding opportunities and operating results continue to be largely dependent on the successful commencement of commercial production at the Crown Jewel project.

The Crown Jewel property is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Historically, there have been appeals associated with the permitting process, and it is difficult to predict their impact and duration. Assuming timely permit issuance and absent an injunction, the 14-month construction process could begin in 1999. See Legal Proceedings, elsewhere in this report.

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


                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    In March 1997, appeals of the Record of Decision ("ROD") for the Final Environmental Impact Statement ("FEIS")for the Crown Jewel Mine were filed against the United States Forest Service, ("USFS") by the following parties: (i) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation; (iii) Columbia River Bioregional Education Project; and (iv) Kettle Range Conservation Group; (all groups collectively the "Plaintiffs"). The appeals were denied in May 1997.

    In late May 1997, members of the Plaintiffs filed an action against the USFS appealing the FEIS, its decision to uphold the ROD and the denial of administrative appeals. The action was filed in United States District Court for the District of Oregon. In March 1998, the court ruled in favor of the USFS by denying the Plaintiffs' challenge to the contents and scope of the administrative record. It is anticipated that briefing of the case on the merits will occur in the second and third quarters of 1998.

    During the fourth quarter of 1997, members of the Plaintiffs filed five actions against the Washington Department of Ecology ("WDOE") before the State of Washington Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS and certain permit decisions. Battle Mountain Gold ("BMG") has appealed the actions and obtained hearing dates for May 1998 under a consolidated hearing schedule for the appeals before the PCHB. In February 1998, members of the Plaintiffs instituted a sixth action before the PCHB challenging the air quality permit. Also in February, the PCHB granted BMG's motion for summary judgment and dismissed one of the actions related to stormwater and dam safety claims. However, in March 1998, the PCHB excluded from the consolidated hearing schedule certain water quality issues related to water rights permits. Hearing dates for these issues have not been set by the PCHB, however, the Company anticipates they may be set for the fall of 1998.

    In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Thurston County Superior Court, State of Washington. The actions challenge the WDOE's approval of permits issued to BMG for water resource mitigation and solid waste permit rulings. In April 1998, the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. The remaining actions are currently pending and no trial date has been set.

    The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time.

Item 2. Changes in Securities

    Not  Applicable

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 11 of this Report are included as a part of this Form 10-Q.
(b) Reports on Form 8-K:
    On February 27, 1998 a report on form 8-K to report the private placement of 1.04 million shares of the Company's common stock.

Exhibit Number     Description
  27                    Financial Data Schedule
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







May 5, 1998                 By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                 Principal Financial and
                                 Accounting Officer)

                        INDEX TO EXHIBITS


Exhibit
Number   Description                                  Page No.
  27          Financial Data Schedule   . .                   12