Form 10-Q
period 1998-06-30
CROWN RESOURCES CORP
filed 1998-08-03
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998

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

     Shares outstanding as of July 27, 1998: 14,520,725 shares of common stock, $0.01 par value.

                        TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements. . . . . . . . . . . 3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . 7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . 9

  Item 2  Changes in Securities. . . . . . . . . . . . . . . . .10

  Item 3  Defaults Upon Senior Securities. . . . . . . . . . .  10

  Item 4  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . .10

  Item 5  Other Information. . . . . . . . . . . . . . . . . . .11

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                              PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                CROWN RESOURCES CORPORATION

                                CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)
(in thousands, except                     June 30,         December 31,
 per share amounts)                         1998              1997

                                              Assets
Current assets:
  Cash and cash equivalents                $ 9,492            $ 5,857
  Short-term investments                        86                 86
  Bullion inventories                           86                 96
  Prepaid expenses and other                   147                130
    Total current assets                     9,811              6,169

Mineral properties, net                     27,799             27,590

Other assets:
  Debt issuance costs, net                     324                375
  Other                                        139                204
                                               463                579
                                           $38,073            $34,338

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                         $   252            $   359
  Other                                        321                289
    Total current liabilities                  573                648

Long term liabilities:
  Convertible debentures                    15,000             15,000
  Deferred income taxes                        290                731
                                            15,290             15,731

Minority interest in consolidated
   subsidiary                                3,925              3,980

Stockholders' equity:
  Preferred stock, $0.01 par value              -                  -
  Common stock, $0.01 par value                145                133
  Additional paid-in capital                34,836             29,653
  Accumulated deficit                      (16,673)           (15,792)
  Unrealized loss on marketable
    equity securities                       (23)                  (15)
                                            18,285             13,979
                                           $38,073            $34,338


See Notes to Consolidated Financial Statements.

                                                    CROWN RESOURCES CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


(in thousands, except per       Three months ended June 30,   Six months ended June 30,
 share amounts)                     1998          1997            1998          1997
Revenues:
  Royalty income                  $    45        $    70        $    78       $   140
  Interest income                     133            113            235           211
                                      178            183            313           351

Costs and expenses:
  Depreciation, depletion, and
   amortization                        38             34             69            75
  General and administrative          385            565            879         1,118
  Interest expense                    242            242            485           485
  Abandonment and impairment of
   mining claims and leases           103             55            198            58
  Other, net                           (8)             5            (14)          (51)
                                      760            901          1,617         1,685
Loss before income taxes and
 minority interest                   (582)          (718)        (1,304)       (1,334)

Income tax benefit                   (161)          (179)          (368)         (357)

Loss before minority interest        (421)          (539)          (936)         (977)

Minority interest in loss of
 subsidiary                            12             64             55            93

Net loss                          $  (409)       $  (475)       $  (881)      $  (884)

Basic and diluted loss per common
 and common equivalent share      $ (0.03)       $ (0.04)       $ (0.06)      $ (0.07)

Weighted average number of
 common and common equivalent
 shares outstanding                14,521         13,258         14,165        13,247












 See Notes to Consolidated Financial Statements.

                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Six months ended June 30,
(in thousands)                                           1998          1997
Operating activities:
  Net loss                                             $  (881)      $  (884)
  Adjustments:
    Depreciation, depletion, & amortization                120           126
    Deferred income taxes                                 (368)         (357)
    Abandonment of mining claims
      and leases                                           198            58
    Common stock issued for services                        32           140
    Minority interest                                      (55)          (93)
    Loss on sale of assets                                   1            -
    Changes in operating assets and liabilities:
      Inventories                                           10            (1)
      Prepaid expenses and other                           (17)          (55)
      Accounts payable and other
        current liabilities                                (72)          (87)
    Net cash used in operating activities               (1,032)       (1,153)

Investing activities:
  Additions to mineral properties                         (871)       (1,280)
  Purchase of short-term investments                       -              (5)
  Receipts on mineral property transactions                464           349
  Increase in other assets                                 (21)          (27)
    Net cash used in investing activities                 (428)         (963)

Financing activities:
  Common stock issued under options                        495            76
  Issuance of common stock in private placement          4,600         4,587
    Net cash provided by financing activities            5,095         4,663

Net increase in cash and cash equivalents                3,635         2,547

Cash and cash equivalents, beginning of period           5,857         5,447

Cash and cash equivalents, end of period               $ 9,492       $ 7,994

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432       $   432
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              68            24
      Securities received for mineral property
        transactions                                        -              9









See Notes to Consolidated Financial Statements.

                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

    Effective January 1, 1998, the Company adopted SFAS No. 130,
    "Reporting Comprehensive Income."  The following represents
    Comprehensive loss and its components:

    (in thousands)               Three months     Six months
                                ended June 30,   ended June 30,
                                 1998    1997     1998    1997
    Net loss                    $(409)  $(475)   $(881)  $(884)
    Unrealized gain (loss) on
      marketable equity
       securities                   (4)    (13)      (8)     (3)
    Comprehensive loss          $(413)  $(488)   $(889)  $(887)

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

3.  SALE OF SUBSIDIARY

    In March 1998, Solitario Resources Corporation ("Solitario"), a 57.2 percent-owned subsidiary of the Company, signed a letter of intent with TNR Resources, Ltd., formerly Toscana Resources, Ltd., ("TNR") of Vancouver, B.C., Canada, to sell all of the issued and outstanding shares of Solitario's Argentina subsidiary. The transaction was completed on July 9, 1998. The purchase price of Cdn$500,000 was received in the form of 1,250,000 shares of TNR and warrants to purchase an additional 625,000 shares over the next two years. Solitario also received a non-refundable binder payment of Cdn$65,000 upon signing the letter of intent.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of operations

Second quarter 1998 compared with the second quarter of 1997:
The Company had a net loss of $409,000 or $0.03 per share, for the second quarter of 1998 compared with a net loss of $475,000, or $0.04 per share, for the second quarter of 1997.

Total revenues for the second quarter of 1998 were $178,000 compared with $183,000 for the second quarter of 1997. Lower royalty revenues in 1998, primarily from the Kettle River mine in Washington, were partially offset by higher interest income during the period.

General and administrative expenses for the second quarter of 1998 were $ 385,000 compared with $565,000 for the same period last year. The decrease was primarily due to reduced operations in Argentina and Nevada during 1998 compared to the prior year. Interest expense of $242,000 for second quarter 1998 was the same as in the year earlier quarter.

During the second quarter of 1998 the Company recorded exploration property writedowns of $103,000 compared to $55,000 in the prior year quarter.

Six months ended June 30, 1998 compared with six months ended June
30, 1997:
The Company had a net loss of $881,000 or $0.06 per share, for the six months ended June 30, 1998 compared with a loss of $884,000, or $0.07 per share, for the first six months of 1997.

Total revenues for the first six months of 1998 were $313,000 compared with $351,000 for the same period in 1997. Lower royalty revenue in 1998 has been partially offset by higher interest income during the current six month period.

General and administrative expenses for the first six months of 1998 were $ 879,000 compared with $1,118,000 for the same period last year as a result of new cost-containment efforts as well as reduced operations in Argentina and Nevada during 1998.

During the six months ended June 30, 1998, the Company recorded exploration property writedowns of $198,000 compared to $58,000 in the prior year period. The increase was primarily due to continued low metals prices affecting the ability to develop economic deposits.

Liquidity and Capital Resources

During the six months ended June 30, 1998, the Company spent $871,000 for mineral property additions, of which $619,000 related to exploration activities on its projects in South America, which are held through its 57.2 percent-owned subsidiary, Solitario. The Company received $464,000 in receipts on mineral property transactions during the first half of 1998, including $354,000 from Cominco, Ltd., related to its joint venture of the Bongara zinc project in Peru.

During the six months ended June 30, 1998, the Company sold
1,040,000 shares of its common stock in a European private placement for net proceeds of $4,600,000.

Working capital at June 30, 1998 increased to $9,238,000 from $5,521,000 at December 31, 1997. Cash and cash equivalents at June 30, 1998, were $9,492,000, including $3,596,000 held in Solitario.

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

The Crown Jewel property is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Historically, there have been appeals associated with the permitting process, and it is difficult to predict their impact and duration. Assuming timely permit issuance and absent an injunction, the estimated 14-month construction process could begin in 1999. See Legal Proceedings, elsewhere in this report.

The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities, and other risk factors detailed in the Company's Securities and Exchange Commission filings.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    In March 1997, administrative appeals of the Record of Decision ("ROD") for the Final Environmental Impact Statement ("FEIS")for the Crown Jewel Mine were filed against the United States Forest Service, ("USFS") by the following parties: (i) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation;
(iii) Columbia River Bioregional Education Project; and (iv) Kettle Range Conservation Group; (all groups collectively the
"Plaintiffs").  The appeals were denied in May 1997.

    In late May 1997, members of the Plaintiffs filed an action against the USFS appealing the FEIS, its decision to uphold the ROD and the denial of administrative appeals. The action was filed in United States District Court for the District of Oregon. In March 1998, the court ruled in favor of the USFS by denying the Plaintiffs' challenge to the contents and scope of the administrative record. It is anticipated that briefing of the case on the merits will occur in the third quarter of 1998.

    During the fourth quarter of 1997, members of the Plaintiffs filed five actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-
186) against the Washington Department of Ecology ("WDOE") before the State of Washington Pollution Control Hearings Board ("PCHB"),
a state administrative tribunal, challenging the FEIS and certain
permit decisions.   In January 1998, members of the Plaintiffs
instituted a sixth action (PCHB 98-019) before the PCHB, challenging the air quality permit, which was subsequently dismissed in April 1998. In February 1998, the PCHB granted Battle Mountan Gold's ("BMG") motion for summary judgment and dismissed one of the actions (PCHB 97-146) related to stormwater and dam safety claims. BMG obtained a consolidated hearing schedule for the appeals before the PCHB. However, in March 1998, the PCHB excluded from the consolidated hearing schedule certain water quality issues related to water rights permits. Hearing dates for these excluded issues have not been set by the PCHB, however, the Company anticipates they may be set in the fall of 1998. The consolidated hearing concluded on May 20, 1998. Certain post-hearing briefs and motions have been filed with the remainder scheduled to be filed in the third quarter of 1998. On May 29, 1998 the PCHB dismissed one of the actions (PCHB 97-185) related to approval of two water rights applications.

    In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Thurston County Superior Court, State of Washington. The actions challenge the WDOE's approval of water permits issued to BMG solid waste permit rulings. In April 1998, the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. The remaining actions are currently pending and no trial date has been set.

    In May 1998, members of the Plaintiffs filed an action against the Okanogan County Health District (OCHD), the Company and BMG in Okanogan County Superior Court, State of Washington. The action challenges the decision of the OCHD to not require a Solid Waste Permit for the Crown Jewel mine tailings and waste rock piles. An initial hearing on preliminary matters is expected during the third quarter of 1998.

    The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time.

Item 2. Changes in Securities

    Not  Applicable

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    On June 18, 1998 the Company held its Annual Meeting of
Shareholders at which the following two matters were submitted to a vote of security holders:

    a). Election of Directors. All seven directors were re-elected to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:
                                           Number of Shares
              Name                        For        Withheld
         Mark E. Jones, III             10,315,435       36,278
         Christopher E. Herald          10,316,037       35,676
         J. Michael Kenyon              10,316,037       35,676
         Rodney D. Knutson              10,310,895       40,818
         Linder G. Mundy                10,310,855       40,858
         Steven A. Webster              10,316,037       35,676
         David R. Williamson            10,311,497       40,216

    b). Appointment of Auditors. The appointment of Deloitte and Touche, LLP as the Company's auditors for the fiscal year 1998 was ratified:
                                  Number of Shares
                           For        Against     Abstain
                         10,315,368      14,218      22,127

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 13 of this Report are included as a part of this Form 10-Q.

(b) Reports on Form 8-K:

    None

Exhibit Number     Description
  27                    Financial Data Schedule
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION





July 28, 1998                 By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
                                 Accounting Officer)




























                        INDEX TO EXHIBITS


Exhibit
Number   Description                                  Page No.
  27          Financial Data Schedule   . .                   14