Form 10-Q
period 1998-09-30
CROWN RESOURCES CORP
filed 1998-11-13
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998

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

     Shares outstanding as of October 29, 1998: 14,520,725 shares of common stock, $0.01 par value.


                        TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements. . . . . . . . . . . 3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . 7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . 9

  Item 2  Changes in Securities. . . . . . . . . . . . . . . . .11

  Item 3  Defaults Upon Senior Securities. . . . . . . . . . .  11

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

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .12






















                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   CROWN RESOURCES CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
(in thousands, except                   September 30,      December 31,
 per share amounts)                         1998              1997

                                 Assets
Current assets:
  Cash and cash equivalents                $ 8,521            $ 5,857
  Short-term investments                        87                 86
  Bullion inventories                           85                 96
  Prepaid expenses and other                   113                130
    Total current assets                     8,806              6,169

Mineral properties, net                     27,442             27,590

Other assets:
  Debt issuance costs, net                     298                375
  Other                                        257                204
                                               555                579
                                           $36,803            $34,338

                  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                         $   192            $   359
  Other                                        100                289
    Total current liabilities                  292                648

Long term liabilities:
  Convertible debentures                    15,000             15,000
  Deferred income taxes                         18                731
                                            15,018             15,731

Minority interest in consolidated
   subsidiary                                3,884              3,980

Stockholders' equity:
  Preferred stock, $0.01 par value              -                  -
  Common stock, $0.01 par value                145                133
  Additional paid-in capital                34,836             29,653
  Accumulated deficit                      (17,266)           (15,792)
  Unrealized loss on marketable
    equity securities                      (106)                  (15)
                                            17,609             13,979
                                           $36,803            $34,338

See Notes to Consolidated Financial Statements.

                                     CROWN RESOURCES CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


(in thousands, except per      Three months ended September 30, Nine months ended September 30,
 share amounts)                       1998          1997            1998          1997
Revenues:
  Royalty income                   $    37        $    42        $   115       $   182
  Interest income                      125             98            360           309
                                       162            140            475           491

Costs and expenses:
  Depreciation, depletion, and
   amortization                         19             69             88           144
  General and administrative           328            400          1,207         1,518
  Interest expense                     243            243            728           728
  Abandonment and impairment of
   mining claims and leases            478          1,293            676         1,351
  Other, net                            -                            (14)          (51)
                                     1,068          2,005          2,685         3,690
Loss before income taxes and
 minority interest                    (906)        (1,865)        (2,210)       (3,199)

Income tax benefit                    (272)          (463)          (640)         (820)

Loss before minority interest         (634)        (1,402)        (1,570)       (2,379)

Minority interest in loss of
 subsidiary                             41            253             96           346

Net loss                           $  (593)       $(1,149)       $(1,474)      $(2,033)

Basic and diluted loss per common
 and common equivalent share       $ (0.04)       $ (0.08)       $ (0.10)      $ (0.15)

Weighted average number of
 common and common equivalent
 shares outstanding                 14,521         13,269         14,285        13,254


 See Notes to Consolidated Financial Statements.

                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  Nine months ended September 30,
(in thousands)                                           1998          1997
Operating activities:
  Net loss                                             $(1,474)      $(2,033)
  Adjustments:
    Depreciation, depletion,and amortization               165           220
    Deferred income taxes                                 (640)         (820)
    Abandonment of mining claims
      and leases                                           676         1,351
    Common stock issued for services                        32           140
    Minority interest                                      (96)         (346)
    Loss on sale of assets                                   1            -
    Changes in operating assets and liabilities:
      Inventories                                           11             2
      Prepaid expenses and other                            45           (35)
      Accounts payable and other
        current liabilities                               (356)           39
    Net cash used in operating activities               (1,636)       (1,482)

Investing activities:
  Additions to mineral properties                       (1,230)       (2,663)
  Purchase of short-term investments                       -              (8)
  Receipts on mineral property transactions                464           349
  Increase in other assets                                 (29)          (29)
    Net cash used in investing activities                 (795)       (2,351)

Financing activities:
  Common stock issued under options                        495           133
  Issuance of common stock in private placement          4,600         4,822
    Net cash provided by financing activities            5,095         4,955

Net increase in cash and cash equivalents                2,664         1,122

Cash and cash equivalents, beginning of period           5,857         5,447

Cash and cash equivalents, end of period               $ 8,521       $ 6,569

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432       $   868
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              68            34
      Securities received for mineral property
        transactions                                       212             9
      Increase in accounts receivable from sale of
        Argentina subsidiary                                29
      Acquisition of additional interest in subsidiary      -            206


See Notes to Consolidated Financial Statements.

                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

    Effective January 1, 1998, the Company adopted SFAS No. 130,
    "Reporting Comprehensive Income."  The following represents
    Comprehensive loss and its components:

    (in thousands)               Three months     Nine months
                                ended Sept 30,   ended Sept 30,
                                 1998    1997     1998    1997
    Net loss                    $(593)$(1,149) $(1,474) $(2,033)
    Unrealized loss on
      marketable equity
       securities                 (83)    (11)     (91)     (14)
    Comprehensive loss          $(676)$(1,160) $(1,565) $(2,047)

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

3.  SALE OF SUBSIDIARY

    In July 1998, Solitario Resources Corporation ("Solitario"), a 57.2 percent-owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of Solitario's Argentina subsidiary to TNR Resources, Ltd., formerly Toscana Resources, Ltd., ("TNR") of Vancouver, B.C., Canada. The Company received 1,250,000 shares of TNR and warrants to purchase an additional 625,000 shares over the next two years. Solitario also received a non-refundable binder payment of Cdn$65,000 in March 1998 upon signing the letter of intent.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of operations

Third quarter 1998 compared with the third quarter of 1997:
The Company had a net loss of $593,000 or $0.04 per share, for the third quarter of 1998 compared with a net loss of $1,149,000, or $0.08 per share, for the third quarter of 1997.

Total revenues for the third quarter of 1998 were $162,000 compared with $140,000 for the third quarter of 1997. Higher interest income in 1998 was partially offset by lower royalty income during the current quarter.

General and administrative expenses for the third quarter of 1998 were $ 328,000 compared with $400,000 for the same period last year. The decrease was primarily due to reduced operations in Argentina and Nevada during 1998 compared to the prior year.
Interest expense of $243,000 for third quarter 1998 was the same as in the year earlier quarter.

During the third quarter of 1998 the Company recorded exploration property writedowns of $478,000, compared to $1,293,000 in the prior year quarter. During the current quarter, the Company recorded a writedown of $365,000 on its Snowstorm project in Nevada upon the withdrawal of its joint venture partner, Romarco. During 1997, the Company recognized the reduced value of several properties as a result of drilling results coupled with the decline in metals prices.

Nine months ended September 30, 1998 compared with nine months ended September 30, 1997:
The Company had a net loss of $1,474,000 or $0.10 per share, for the nine months ended September 30, 1998 compared with a loss of $2,033,000, or $0.15 per share, for the first nine months of 1997.


Total revenues for the first nine months of 1998 were $475,000 compared with $491,000 for the same period in 1997. Lower royalty revenue in 1998 has been partially offset by higher interest income during the current nine month period.

General and administrative expenses for the first nine months of 1998 were $ 1,207,000 compared with $1,518,000 for the same period last year as a result of new cost-containment efforts as well as reduced operations in Argentina and Nevada during 1998.

During the nine months ended September 30, 1998, the Company recorded exploration property writedowns of $676,000 compared to $1,351,000 in the prior year period. The large write-off in the prior year was related to a sharp drop in metals prices coupled with drilling results which indicated several properties did not hold economic deposits and/or did not warrant further exploration.

Liquidity and Capital Resources

During the nine months ended September 30, 1998, the Company spent $1,230,000 for mineral property additions, of which $832,000 related to exploration activities on its projects in South America, which are held through its 57.2 percent-owned subsidiary, Solitario. The Company received $464,000 in receipts on mineral property transactions during the first three quarters of 1998, including $354,000 from Cominco, Ltd., related to its joint venture of the Bongara zinc project in Peru.

During the nine months ended September 30, 1998, the Company sold
1,040,000 shares of its common stock in a European private placement for net proceeds of $4,600,000.

Working capital at September 30, 1998 increased to $8,514,000 from $5,521,000 at December 31, 1997. Cash and cash equivalents at September 30, 1998, were $8,521,000, including $3,407,000 held in
Solitario.

The Company expects to spend approximately $1.6 million in 1998 on its exploration programs, including approximately $1.0 million to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance currently planned activities for the foreseeable future. The Company's long-term funding opportunities and operating results continue to be largely dependent on the successful commencement of commercial production at the Crown Jewel project.

The Crown Jewel property is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Historically, there have been appeals associated with the permitting process, and it is difficult to predict their impact and duration. Assuming timely permit issuance and absent an injunction, the estimated 14-month construction process could begin in 2000. See Legal Proceedings, elsewhere in this report.



Year 2000
The year 2000 potentially poses unique challenges for many businesses insofar as their computer systems and those of third parties attempt to properly recognize the date change. The Company has made and will make certain investments in its software systems and applications to help the Company make the year 2000 transition.

The Company has implemented new systems, analyzed internal and external activities, including the Company's joint venture partners, and conducted vendor inquiries. The Company estimates its plans will make all of its internal systems year 2000 compliant prior to the fourth quarter of 1999. Contingency plans include some or all of the following: the delay of operational activities, use of backup stand-alone systems, and manual transaction processing. The Company believes its contingency plans are adequate for reasonably foreseeable problems.

Total expenditures to date to address the year 2000 transition have been less than $25,000 and the Company estimates the total costs to implement all of the Company's plans to successfully make the year 2000 transition will be less than $50,000. All charges have been included in normal and recurring activities including additions to fixed assets for replacement and upgrading of equipment and software and general and administrative costs for existing personnel payroll. Accordingly, the operational and financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

Safe Harbor
The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities, and other risk factors detailed in the Company's Securities and Exchange Commission filings.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    During the first quarter of 1997 the Final Environmental Impact Statement ("FEIS") for the Crown Jewel Mine was issued. Certain positive permit decisions and approvals have been received for the project, but additional state and federal permit decisions and approvals are pending.

In March 1997, administrative appeals of the Record of Decision ("ROD") for the FEIS were filed against the United States Forest Service, ("USFS") by the following parties: (i) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation; (iii) Columbia River Bioregional Education Project; and (iv) Kettle Range Conservation Group; (all groups collectively the "Plaintiffs"). The appeals were denied in May 1997.

    In late May 1997, members of the Plaintiffs filed an action against the USFS appealing the FEIS, its decision to uphold the ROD and the denial of administrative appeals. The action was filed in United States District Court for the District of Oregon. In March 1998, the court ruled in favor of the USFS by denying the Plaintiffs' challenge to the contents and scope of the administrative record. Briefing of the case was completed in the third quarter of 1998.

    During the fourth quarter of 1997, members of the Plaintiffs filed five actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-
186) against the Washington Department of Ecology ("WDOE") before the State of Washington Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS and certain
permit decisions.   In January 1998, members of the Plaintiffs
instituted a sixth action (PCHB 98-019) before the PCHB, challenging the air quality permit, which was subsequently dismissed in April 1998. In February 1998, the PCHB granted Battle Mountain Gold's ("BMG") motion for summary judgment and dismissed one of the actions (PCHB 97-146) related to stormwater and dam safety claims. BMG obtained a consolidated hearing schedule for the appeals before the PCHB. However, in March 1998, the PCHB excluded from the consolidated hearing schedule certain water quality issues related to water rights permits. Hearing dates for these excluded issues have not been set by the PCHB; however, the Company anticipates they may be set in late 1998. The consolidated hearing concluded on May 20, 1998. Briefing of the portions of the case heard at the consolidated hearing has been completed. On May 29, 1998 the PCHB dismissed one of the actions (PCHB 97-185) related to approval of two water rights applications.

    In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Thurston County Superior Court, State of Washington. The actions challenge the WDOE's approval of water permits issued to BMG and solid waste permit rulings. In April 1998, the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. The remaining actions are currently pending and no trial date has been set.

    In May 1998, members of the Plaintiffs filed an action against the Okanogan County Health District (OCHD), the Company and BMG in Okanogan County Superior Court, State of Washington. The action challenges the decision of the OCHD to not require a Solid Waste Permit for the Crown Jewel mine tailings and waste rock piles. The respondents have moved to dismiss the action on both procedural and substantive grounds. A hearing on the respondents' motion was held on September 14, 1998, and post hearing briefing has been completed.

    The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with certainty at this time.

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





                         CROWN RESOURCES CORPORATION







November 3, 1998                 By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
                                 Accounting Officer)

                        INDEX TO EXHIBITS


Exhibit
Number   Description                                  Page No.
  27          Financial Data Schedule   . .                   14