Form 10-K
period 1998-12-31
CROWN RESOURCES CORP
filed 1999-03-15
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended
                             December 31, 1998

                                    or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from to


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $36,301,825 based upon the closing price on
March 1, 1999.

There were 14,520,725 shares of common stock, $0.01 par value, outstanding on
March 1, 1999.

                    This Form 10-K consists of 44 pages
                     Exhibit Index Begins on Page 41



                             TABLE OF CONTENTS







    Page
PART I

  Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .
 . . .   3

  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . .
 . . .  11

  Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . .
 . . .  24

  Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . .
 . . .  25



PART II

  Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . .
 . . .  27
  Item 6.   Selected Financial Data  . . . . . . . . . . . . . .
 . . .  27
  Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results
          of Operations  . . . . . . . . . . . . . . . . . . . .
28
  Item 8.   Financial Statements and Supplementary Data  . . . .
 . . .  34
  Item 9.   Changes in and Disagreements with
              Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . .
35

PART III

  Item 10.  Directors and Executive Officers of the
              Registrant . . . . . . . . . . . . . . . . . . . .
 . . .  35
  Item 11.  Executive Compensation . . . . . . . . . . . . . . .
 . . .  35
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . .
 . . .  35
  Item 13.  Certain Relationships and Related. . . . . . . . . .
 . . .  35

PART IV

  Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K  . . . . . . . . . . . . .
 . . .  35


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . .  40










                              PART I

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

Item 1.  Business

    (a)  Overview

    Crown Resources Corporation ("Crown" or the "Company") is a precious metals exploration company operating in the western United
States, Peru, and Mexico.   Its properties and investments in
Peru
are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1998. The Company's principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Crown's goal is to advance its properties, either on its own or through joint venture, to the feasibility study stage. Furthermore, Crown intends to pursue development of the properties, typically through a joint venture with a partner that has expertise in mining operations. The Company has in the past recognized, and expects in the future to recognize, revenues from the option and sale of property interests to joint venture partners and from the sale of its share of gold produced on its properties.

    Crown was incorporated under the laws of the State of Washington in August 1988. Unless otherwise indicated by the context, all references to Crown or the Company in this report shall be read to refer to Crown Resources Corporation and its subsidiaries taken together.

    (b)  Recent Developments

    On December 31, 1998, the United States District Court of Oregon upheld the Record of Decision ("ROD") and Final Environmental Impact Statement ("FEIS") for the Crown Jewel mine. The FEIS, filed in February 1997, describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. The ROD, filed in February 1997, documents the decision by the United States Forest Service ("USFS") and the Bureau of Land Management ("BLM") to select Battle Mountain
Gold Company's ("Battle Mountain" or "BMG") mining alternative as presented in the FEIS. The court granted motions for summary judgement in favor of BMG and denied all motions brought by opponents of the mine which had challenged the decisions of the USFS and the BLM.

    In January 1999 the Washington state Department of Ecology ("WDOE") issued the 401-Water Quality Permit for the Crown Jewel mine. Also in January 1999, the Okanagan County Court dismissed a case calling for the requirement of a solid waste permit for the Crown Jewel mine. See Properties - Crown Jewel project and Legal Proceedings.

    In January 1999, the Company renegotiated its contract with a subsidiary of Cominco, Ltd. of Vancouver, Canada ("Cominco") on its
Bongara zinc project in northern Peru. The new agreement gives Cominco the right to earn a 65% interest in the project by spending a minimum of $27.5 million as well as funding all expenditures through the completion of a positive feasibility study. The agreement increased the joint venture's concession holdings to 600,000 acres and modified the cash payment terms to allow for annual payments to Solitario based upon the price of zinc. See Properties - Bongara Zinc Project.

    In July 1998, Solitario completed the sale of its Argentina subsidiary to TNR Resources, Ltd. of Vancouver, B.C. Canada ("TNR"). The purchase price of $350,000 was received in the form of 1,250,000 common shares of TNR and two-year warrants to purchase an additional 625,000 shares of TNR at Cdn$0.40 for the first year and Cdn$0.46 for the second year. As part of the transaction, Solitario also received $45,000 in cash as a non-refundable binder payment. TNR reimbursed Solitario $29,000 for costs incurred through a cash payment of $8,000 and delivery of an additional 184,709 common shares of TNR.

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

    (c)  Considerations Related to Crown's Business

    Exploration and Development.

    Crown's domestic mineral properties, which consist of a variety of interests including unpatented and patented claims held under lease or in fee, consist of exploration concessions or mining claims held under application or option or purchase agreements. The properties are located in Nevada, Washington, Montana, and Utah. Crown's Latin American properties are located in Peru, Mexico, and, until July of 1998, Argentina. Crown acts as operator on all of its properties that are not held in joint ventures.
The
success of projects held under joint ventures that are not operated by Crown is substantially dependent on the joint venture partner. In particular, the operating success of the Crown Jewel project and the Bongara zinc project are largely dependent on BMG and Cominco, respectively, its joint venture partners. See Properties
- Crown Jewel Project, Bongara Zinc Project.

    After selecting a possible exploration area through its own efforts or with others, the Company compiles reports, reviews past production records, and geologic surveys concerning the area.
The
Company then undertakes a field exploration program to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, the Company will generally either conduct geologic drilling programs in an effort to locate the existence of economic mineralization or seek a joint venture partner to undertake such work. If mineralization is delineated, further work will be undertaken to estimate ore reserves; evaluate the feasibility for the development of a mining project, obtain permits for commercial development and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

    Foreign Operations.

    The Company, through Solitario, presently has interests in properties located in Peru. The Company signed leases with options to acquire properties in Mexico in early 1999. In July 1998, the Company sold its interests in Argentina. These countries have from time to time experienced periods of political and economic instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as, bylaws and policies of the United States affecting foreign trade, investment and taxation. Furthermore, it is particularly important that the Company maintain good relationships with the governments in the countries in which it operates. The Company may not be able to maintain such relationships if the governments or policies related to mining in these countries change. Certain other regions in which the Company may conduct operations have also been subject to political and economic instability, creating uncertainty and the potential for a loss of resources dedicated to these regions.

    The Company's property interests in Peru are held through Solitario. Management and technical services are provided to Solitario by Crown pursuant to a management agreement for which Crown receives management fees. Certain directors and officers of
Crown are also directors and officers of Solitario. As such, certain of these officers devote a portion of their time to Solitario matters from which Crown, as a majority shareholder, may not receive the full benefit. Additionally, the fact that these officers receive cash compensation from Crown and not from Solitario may give rise to certain conflicts of interest between these officers' duties to Crown and to Solitario.

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

    The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Among factors beyond the control of the Company are the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the price of fuel, the availability and the cost of labor, and the market price of competitive minerals.

    Title.  U.S. Properties.

    The Company's domestic properties consist, to a large extent, of unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. These laws also provide for the location of unpatented millsite claims for the purpose of mining and milling minerals from valid mining claims. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Furthermore, the acquisition of unpatented millsite claims may be limited by several factors which include the number of valid unpatented mining claims. The Company's Crown Jewel project has located necessary millsite claims, in accordance with long-standing mining practices, in excess of the number of valid unpatented mining claims. Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim. In the event that the discovery of a valuable mineral deposit is made on unpatented mining claims in the exploratory stage, the Company may not be able to assure clear title.

    The Budget Reconciliation Act of 1993 (the "1993 Act"), requires the holder of each unpatented mining claim to pay a "claim maintenance fee" of $100 per claim on or before August 31 of each year. To locate new unpatented claims, the Company must pay the $100 per claim maintenance fee for the initial assessment year and a $25 per claim location fee. If the Company fails to pay a claim maintenance fee or a location fee as required by the 1993 Act, it conclusively forfeits the related unpatented claim.

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

    The filing of an application for concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. The approval process is an administrative procedure under the authority of the Peru Public Mining Registry. The process includes a public notice procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. The approval process may take six months to several years, depending upon the volume of applications being filed and whether conflicting claims or objections are noted. Although the Company believes that it has taken all necessary steps with respect to the application and approval process for its Peru property concessions, there is no assurance that all applications will result in issued concessions.
As of February 15, 1999, the Company has obtained titles or leased mining concessions covering approximately 326,000 acres (approximately 2.47 acres per hectare).

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

Mexico

    During 1997, the Company, through contractors and its own employees, began exploration efforts in Mexico focusing in the state of Durango. The Company acquired concessions covering 14,000 acres in 1998, which were subsequently abandoned resulting in a $34,000 write down in 1998. During the first quarter of 1999, the
Company leased concessions on two projects, each with an option to purchase, covering approximately 13,700 acres. Under Mexican law enacted in 1993, the exploration and exploitation of minerals require the granting of separate assignations made by the government of Mexico of lands available for exploration or exploitation. Authorities in the Secretariat of Commerce grant exploration concessions with a fixed life of six years which must then be changed to an exploitation concession or lost. Exploitation concessions have a term of 50 years which may be extended for up to an additional 50 years.

    The concessions are granted to Mexican individuals or Mexican companies domiciled in Mexico. The Company formed a wholly-owned
Mexican subsidiary, Group Crown Exploration S.A. de C.V., ("GCE") during 1997 to hold its Mexican concessions.

    To maintain exploration concessions in good standing, a holder is required to pay fees in New Pesos ("NP$") of NP$1.19 per hectare(or approximately $0.29 per acre at the current exchange rate) during the first year after the concession is granted, NP$3.54 per hectare ($0.86 per acre) in the second to fourth years and NP$7.33 per hectare ($1.78 per acre) in the fifth and sixth years. This increases to NP$14.74 per hectare ($3.57 per acre) in the first year after an exploitation concession is granted, rising to NP$29.54 per hectare ($7.15 per acre) in the second to fourth years and settling at NP$51.80 per hectare ($12.54 per acre) thereafter.

    In addition to the above fees, the holder must also make an investment in works and tasks on the exploration concessions consisting of a flat fee and a per hectare amount, both of which vary with the age and size of the concession based upon a sliding-scale from 100 hectare concessions to 50,000 hectare concessions. The Company expects to meet or exceed the required investments over the terms of its lease option agreements.

    Mexican law provides for escalation of fees and investment in accordance with the change in the Mexican price index
(inflation).
There are no designated royalties to be paid on concessions.

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

    The domestic exploration programs conducted by the Company are subject to federal, state and local environmental regulations. A substantial portion of the Company's mining claims are on U.S. public lands. The USFS and BLM extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

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

    Bills proposing major changes to the mining laws of the United
States have been considered by Congress. If these bills, which include royalty fees, were enacted in their proposed form, they could have a significant effect on the ownership and operation of patented and unpatented mining claims in the United States including claims owned or held by the Company. Although it is not possible to predict whether or in what form Congress might enact changes to the mining laws, amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on the Company.

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


    Employees.

    As of March 1, 1999, the Company employed 22 persons on a full-time basis, including 10 U.S.-based employees and 12 employees in Peru. The Company considers its relations with employees to be excellent. All employees are eligible to participate in the Company's stock option plans. None of the Company's employees are covered by a collective bargaining agreement.

Item 2.  Properties

Reserves and Mineral Deposits

    The following table shows gold reserves net to the Company at December 31, 1998:

            Mineable Proven and Probable Reserves (1)

                            Ore          Gold Grade  Contained
Gold
                    (Millions of tons)   (oz/ton)     (000 ozs)

Crown Jewel Project (2)(3) 3.748           0.188         705

(1) The information was provided by Battle Mountain, the Company's joint venture partner. The Company's proven and probable reserves are reported as mineable (extractable) ore reserves. Reserves do not reflect recovery losses in the milling process, but do include allowance for dilution of ore in the mining process. Reserves have been calculated based on a gold
    price of $325 per ounce. Metallurgical recovery of 88% was estimated.

(2) While Crown has 100% ownership of the Crown Jewel project, 54%
         is subject to Battle Mountain's right to acquire an interest in the property under the terms of the Crown Jewel
Venture
         Agreement ("Venture Agreement") and, therefore, these ounces have not been included above.

(3) In addition to the Company's 46% interest in the Crown Jewel Proven and Probable Reserves shown above are mineral resource deposits of 257,000 tons at a grade of 0.191 ounces of gold per ton. These tons are included to be mined and processed in
    the current mine plan developed by BMG.

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




North America

    The following map shows the location of the primary properties in which Crown has interests in the western United States and northern Mexico.















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

    The Company discovered the Crown Jewel gold deposit in 1988, and has expended approximately $3.5 million in land, acquisition and exploration costs through December 31, 1998. In March 1990, the Company signed an option letter agreement with Battle Mountain to form a joint venture. Upon grant of the option the Company received $5.0 million from Battle Mountain and an additional $5.0 million in January 1991 when the option was exercised. Shortly thereafter, the Company and Battle Mountain entered into a definitive joint venture agreement, which replaced the option letter agreement, giving Battle Mountain the right to earn 51% in the Crown Jewel deposit.

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


    Reserves. The following table summarizes the Crown Jewel reserves as of December 31, 1998, as provided by Battle Mountain:

Proven and Probable Reserves (100% basis)             Contained
                                                       Ounces,
                                 Grade     Contained   Crown's
                       Tons     (oz/ton)     Ounces   46% Share

Crown Jewel         8,147,000     0.188    1,532,000    705,000

    All reserves are considered to be open-pit mineable. The proven/probable reserve was based on results from 765 drill holes totaling 307,038 feet. The trial pit design utilized a 0.046 ounce per ton ("opt") gold cutoff grade, a waste to ore ratio of 11:1 and a metallurgical recovery factor of 88% for gold. The assumed economic parameters applied to the design included mining costs of
$0.86 per ton of waste and ore. Processing costs were estimated at
$10.28 per ton based on a 3,000 ton per day facility. A $325 gold price was used.

     Based on the same cutoff grade and gold price, Battle
Mountain
has estimated that other mineral deposits of 558,000 tons at
0.191
opt gold (100% basis) also occur within the currently designed pit limits at Crown Jewel.

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

    Further engineering and reserve studies by Battle Mountain since the feasibility study was completed have generally confirmed the overall operating cost estimates and mineable reserves of the original 1992 feasibility study. The estimated direct cash production costs are approximately $165 per ounce of gold produced.
Capital costs are now estimated at approximately $80 million to achieve commercial production. Battle Mountain will be responsible for funding capital costs. The current studies indicate an approximate eight-year mine life with production averaging 175,000 ounces (100% basis) of gold per year.

    Permitting and Development. Battle Mountain submitted its original Plan of Operations to the WDOE and the USFS in January 1992. Several supplemental plans that further clarified or refined the proposed operational plans have been subsequently filed. The Draft Environmental Impact Statement was released in June 1995.

    In February 1997, the FEIS was filed by the USFS and the WDOE.
The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. Also, in February 1997, a favorable ROD for the FEIS was filed by the USFS and the BLM. The ROD documents the decision by the USFS and BLM to select the mining alternative as presented in the FEIS. The alternative chosen by the USFS and the BLM was the
Proponent's (Battle Mountain) alternative as described in the FEIS and as modified by the ROD.

    Several appeals by certain persons and special interest groups contesting the FEIS were filed with the USFS in 1997. In May of 1997, the USFS Deputy Regional Forester upheld the ROD to approve the Crown Jewel mine project, denying four appeals which had been filed in March 1997. In May 1997, an action was filed in U.S. District Court against the USFS appealing certain issues. In January 1999, the Court ruled in favor of the USFS and denied all claims of the plaintiffs.

    Most substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. As of February 1999, the Crown Jewel project has received positive permit decisions on 51 of 70, or 73%, of all the permits necessary for the project. In
September 1997, an action was filed before the State of Washington
Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS and certain permit decisions. In March 1998, the PCHB excluded potential appeals on certain permits regarding water quality and wetlands permit applications.

    In November of 1997, the Solicitor of the Department of the Interior issued an opinion, which stated among other things, that the BLM should not approve plans of operations which rely on a greater number of mill site claims than the number of mining claims. In connection with the review of the Company's plan of operations for the Crown Jewel project, the BLM provided BMG with a procedure to be followed to allow for the use of a greater number of millsite claims than the number of mining claims. The BLM has advised BMG that it plans to obtain an opinion from legal counsel regarding the validity of the Crown Jewel millsite claims before making a decision on the plan of operations.

    Construction of the Crown Jewel project is anticipated to begin upon successful completion of the remaining permit applications and resolution of the legal and administrative challenges. Construction of the Crown Jewel project could begin in the spring of 2000 and is forecast to take approximately 15 months.
Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See Legal Proceedings.

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

    In September 1994, Crown signed an agreement which has been assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). As of December 31, 1998, Royal Standard has earned a 70% interest in Crown's Cord Ranch and adjacent gold properties. In addition, Royal Standard must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties.

    In April 1997, Royal Standard assigned Cameco (U.S.)Inc. ("Cameco") the right to earn a 51% interest in the Cord Ranch lease and claims reducing Royal Standard's interest to 19% upon earn-in.
Cameco subsequently acquired two additional leases on adjacent properties, parts of which became subject to the September 1994 agreement providing Crown a 30% interest in these additional properties. Cameco is currently conducting exploration at the Cord
Ranch project as part of its earn-in agreement with Royal
Standard.

    Geology. The Cord Ranch properties lie on the east side of the Pinon Range and are situated on the Carlin gold trend, where nearly four million ounces of gold are produced annually. Paleozoic strata underlying the western parts of the property are the same formations hosting major deposits in the southern section of the trend. The area has sustained multiple periods of deformation and structural preparation of the rocks is very good. Gold mineralization is generally associated with jasperoid rocks.

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

Other Property Interests

    Lamefoot Mine Royalty. In 1992, Crown acquired from various underlying lease holders a 0.75% NSR royalty interest in the Lamefoot deposit for an aggregate total of $306,000. This property lies approximately three miles from the Kettle River Project ("KRP") mill, operated by Echo Bay Mines Ltd. ("Echo Bay") in northeastern Washington state. According to Echo Bay, Lamefoot ores represent the primary ore feed source to the KRP mill through the next two years. Crown received approximately $139,000 in royalties from Lamefoot during 1998. Crown expects to receive approximately $100,000 in royalties from Lamefoot during 1999.

    Kings Canyon.   The Kings Canyon property in Utah consists of
3,391 acres of state leases and unpatented claims. Crown holds a 100% interest in the property, subject to a 1-4% NSR royalty to third parties.

    The Company estimates the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of material grading
0.030 opt of gold at a cutoff grade of 0.013 opt gold. The gold occurs as sediment-hosted disseminated mineralization in Paleozoic carbonate rocks.

    Manhattan. A 100% interest in the 540-acre Manhattan property in central Nevada was acquired in 1989. In November 1994, the Company signed a purchase option agreement with New Concept Mining,
Inc. ("New Concept"), that allows New Concept to purchase 100% of the property by making a series of payments over a four and one-half year period totaling $500,000. As of December 31 1998, $340,000 remains to be paid.

    Kendall Mine Royalty. In September 1991, Crown acquired Judith Gold Corporation, whose primary asset is the Kendall property located near Lewiston, Montana. Canyon Resources Corporation leases the Kendall property which entitles the Company to receive a 5% NSR royalty on production at the Kendall gold mine.
Mining of ore at the Kendall mine has ceased and the mine site is presently in reclamation.

    Snowstorm. The 5,400-acre Snowstorm property, located in northern Nevada, had been subject to a joint venture between the Company and Romarco Minerals, Inc. During 1998, Romarco
Minerals,


Inc. relinquished its interest in the joint venture. Crown terminated its leases on the mining claims and no longer maintains an interest in the property.

MEXICO

    Since 1997, the Company has conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. In early 1999, the Company acquired the Magistral del Oro ("Magistral") and San Juan de Minas ("San Juan") properties covering approximately 13,000 acres and 700 acres respectively. During 1998 the Company dropped the La Pitarrilla concession. The Company is planning additional exploration and reconnaissance work in Mexico during 1999.

Magistral

    The Magistral property covers most of a historic gold district which produced in excess of 600,000 ounces of gold through the 1960's. The primary target at Magistral is a series of gold bearing sub-horizontal veins that is over 3,000 feet long and up to
300 feet wide. Surface rock samples containing 0.01 to 0.20 ounces of gold per ton are common within this zone. Drilling is planned on the project in 1999.

    Crown is earning a 100% interest in the project by spending $2,500,000 on the property over a three-year period, with a first year work commitment of $200,000. In addition to the work commitment, Crown will make initial cash payments totaling $50,000 during 1999 and will be required to make advance royalty payments of $250,000 after earn-in as well as $500,000 per year on subsequent anniversary dates. The property is subject to a sliding-scale royalty ranging from 3% when gold prices average less than $325 per ounce of gold to 5% when gold prices are greater than
$375 per ounce of gold.

San Juan

    The 700-acre San Juan property holds identified targets with potential to host high-grade silver, lead, zinc and gold vein mineralization as well as disseminated gold-silver mineralization in footwall and hanging wall zones of main fissure veins. Mineralization in veins and alteration are predominantly hosted in diorite and granite intrusions. Minor historic production, to depths of 130 feet, took place along the 6,500 foot long west-northwest trending vein zone. Individual veins range up to 15 feet thick with adjacent disseminated mineralization ranging up to 300 feet in width.

    Crown will earn a 100% interest in the San Juan property by making cash payments to concession holders totaling $204,000 over four years, and an additional balloon payment of $700,000 at the end of four years. The Company is also required to pay all taxes and meet required work commitments as prescribed by Mexican law. The San Juan property was located by a third party consultant who will earn a commission totaling $50,000 during the first three years and subsequently will retain a NSR of 2%, subject to minimum annual payments of $40,000.
Peru

    The following map shows the location of the primary properties in which the Company has interests in South America.




























PERU

Bongara Zinc Project, Amazonas Department, Peru

    General. Since 1993, the Company has leased exploration concessions or has filed claims for concessions currently covering approximately 102,000 acres in the Bongara area of northern Peru
(the "Bongara project).

    In December 1996, Solitario signed an agreement regarding the Bongara project with a subsidiary of Cominco. The agreement was modified in January 1999, increasing the joint venture's acreage to approximately 600,000 acres. Cominco has the right to earn a 65% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development and by making cash payments of between $100,000 and $500,000 per year (depending on the price of zinc) to Solitario over a seven-year period beginning in January 1997, as well as, fully funding the project through a positive feasibility study. Cash payments of $118,000, $354,000 and $250,000 have been paid by Cominco in January 1999, 1998, and 1997, respectively. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing. Through December 31, 1998, Cominco has spent approximately $10 million on exploration at the Bongara project.

    Location. The Bongara project is situated approximately 225 miles by paved and gravel roads from the port city of Chiclayo to the southwest, in northern Peru. Most of the property lies within ten miles of a paved road with access to the coast. Travel within he project area is accomplished by foot or horseback or helicopter.
The property falls on the east slope of the Andes at an average elevation of 5,000 feet.

    Geology and Exploration. The property is underlain by northwest-trending Jurassic-Cretaceous-age carbonates, fine to coarse clastic sediments, and shales. Mapping conducted by Cominco indicates that zinc mineralization occurs within carbonate rock units in which limestone has been substantially altered to dolomite.

    Mineralization at Florida Canyon occurs primarily in the middle member of the Chambara Formation of the Pucara Group of Jurassic geologic age. The middle member of the Chambara is approximately 700 feet thick and contains several very favorable rock horizons that are preferentially mineralized. Vertical structures, which host zinc mineralization have acted as feeder structures to the stacked stratigraphic mineralized horizons.

    During 1998 and 1997, 52 core holes were drilled by Cominco at
the Bongara project totaling 40,700 feet. Significant zinc mineralization was intersected in 27 of the 40 holes completed at the Florida Canyon prospect. At Florida Canyon, the widest intersection of mineralization encountered to date averaged 12% zinc over 193 feet and the highest grade intersection averaged 27%
zinc over 17 feet. Twelve other drill holes were located in other areas of the project.


    Regional exploration has consisted of satellite imagery interpretation, stream sediment geochemistry, geologic mapping and stratigraphic analysis, detailed rock and soil geochemistry, and
hand digging shallow prospect pits.   Eighteen surface anomalies
were evaluated in detail during 1998. Surface rock alteration and geochemistry of the Florida Canyon and nearby Tesoro Canyon prospect areas are very similar. These two prospects may merge into a larger mineralized system measuring approximately three miles long and two miles wide.

Yanacocha Gold Property, Cajamarca Department, Peru

    General. The Yanacocha property, located in northern Peru, is comprised of one contiguous block of approximately 155,000 acres located in the center of the Yanacocha district.

    In October 1998, the Company signed an agreement with Placer Dome, Ltd. ("Placer") giving Placer the right to earn a 60% interest in the property by spending $4.05 million on exploration and making $200,000 in property payments to the Company over four years. The property had been explored previously under joint venture with Rio Tinto, Ltd. and Barrick Gold Corporation.

    Location.  The Yanacocha gold district lies in northern
Peru's
Cajamarca Department, 15 miles north of the historic provincial capital city of Cajamarca (population: 100,000). The Yanacocha district is a one hour drive north of Cajamarca on paved and improved gravel roads. Elevations range from 9,000 feet at Cajamarca to 13,800 feet at the highest points in and around Yanacocha.

    Geology and Exploration. The property is located contiguous to the north and west of South America's largest gold mine, Newmont
Mining Company's ("Newmont") 51%-owned and operated Minera Yanacocha heap leach gold mine (1998 production of 1.5 million ounces of gold). Total proven and probable reserves at the Yanacocha mine have been reported by Newmont to be more than 20 million ounces of gold at the end of 1998. The Corona gold-copper porphyry deposit (four million ounces of gold and one billion pounds of copper) lies one mile north of the Company's property position.

    Geologically, the Yanacocha district is situated in Tertiary-age volcanic terrain which extends from Cajamarca to the Ecuadorian border, 225 miles to the north-northwest. The volcanic rocks are underlain by Cretaceous basement consisting of carbonate and quartzite sedimentary rocks intruded by Cretaceous or Tertiary-age porphyritic intrusives. The gold mineralization present at Newmont's Minera Yanacocha mine occurs within zones of silicified volcanic rocks and porphyritic intrusions. The gold and copper mineralization at the Corona deposit occurs in a typical Andean-style gold-copper porphyry setting within an altered intrusive body.





    Work conducted by Solitario and its partners has consisted of geological mapping, rock and stream sediment geochemical sampling, helicopter-borne geophysical surveying, ground induced-polarization surveying and core drilling.

    Sixteen drill holes totaling approximately 7,000 feet have been completed by Solitario through its joint venture partners during the past three years. Three areas have been drill tested thus far. These are the Los Negritos, Shuito and Chalhuaquero gold prospects, all situated in the southeastern portion of the claim block. Drilling has thus far intersected anomalous gold values and strong alteration but with sub-economic grades.

Soloco Zinc Property, Amazonas Region, Peru

    General. In September 1997, the Company entered into a lease and option to purchase agreement on the Soloco Property covering approximately 9,700 acres. The Soloco Property is located in the department of Amazonas. In October of 1998, the Company signed a joint venture with Billiton Exploration and Mining Peru B.V. ("Billiton"). The agreement calls for Billiton to spend $3.0 million on exploration over a four-year period to earn a 60% interest in the property. As part of the earn-in, Billiton is also required to complete a minimum of 3,280 feet of drilling. Billiton can earn an additional 10% of the project by completing a bankable feasibility study within two years after completion of its work commitment.

    Geology and Exploration. During 1998, Solitario conducted surface exploration on the property and defined two prospects displaying zinc values in excess of 20%. The geology consists of zinc mineralization hosted in favorable carbonate rock horizons in a Mississippi Valley-type geologic environment.


Shimbe Gold Property, Piura region, Peru

    General. The 44,000 acre Shimbe gold property is located in the department of Piura in northern Peru ten miles from the Equadorian border. The property was staked in 1993 and 1997 by a third party on behalf of Solitario. The claims are currently being transferred to Solitario under the terms of a contract which requires no payments to the title holder. Under Peruvian law only citizens of Peru can stake claims within 30 miles of the border with neighboring countries. Transfer of title to Solitario is subject to approval by Presidential decree. This process is anticipated to take approximately one year. Solitario has the right to explore and exploit the minerals in any case through contract with the title holder.

    Geology and Exploration. The Shimbe property consists of tertiary volcanic rocks with locally have irregular bodies and veins of quartz. Work to date has included stream sediment, soil and rock sampling and geochemistry. Rock samples have returned assays of up to 0.3 ounces per ton of gold.




Santa Barbara Gold Property, Cerro de Pasco Region, Peru

    General. In April 1997, the Company entered into an agreement with RTZ Mining and Exploration ("RTZ") granting Solitario the right to earn a 60% interest in the Santa Barbara project. The property contains approximately 12,300 acres located 120 miles northeast of Lima, Peru in the Cerro de Pasco Region. Solitario can earn its interest in the property by spending $1.5 million over a three-year period. No cash payments are required to be made to RTZ. During 1998, Solitario and RTZ agreed to suspend annual work requirements due to low metal prices.

    Geology and Exploration. Solitario completed 16 drill holes during 1997 totaling 9,200 feet. The two best holes intersected
512 feet grading 0.29% copper and 0.01 opt gold and 659 feet grading 0.38% copper and 0.01 opt gold.

ARGENTINA

    In December 1997, Solitario made the decision to withdraw from exploration in Argentina to concentrate its attention and financial resources in Peru. In July 1998, Solitario completed the sale of its Argentinian subsidiary to TNR Resources, Ltd. ("TNR") of Vancouver, B.C. The purchase price of Cdn$500,000 was paid in 1,250,000 common shares of TNR and two-year warrants to purchase an additional 650,000 shares of TNR at Cdn$0.40 for the first year and
Cdn$0.46 for the second year. Solitario also received a non-refundable binder payment of Cdn$65,000 upon signing a letter of intent in March of 1998. TNR reimbursed Solitario $29,000 for costs incurred through a cash payment of $8,000 and delivery of an additional 184,709 common shares of TNR. As a result of the transaction, Solitario owns approximately 15% of the outstanding shares of TNR.

Exploration Expenditure Overview

    During 1998, the Company conducted exploration activities on several of its properties incurring approximately $1.5 million in expenditures, including $1.0 million in South America. Several of the Company's properties are subject to leases and/or options to purchase. The Company's share of 1999 annual lease and rental obligations and option payments totals $132,000 for properties it currently holds. Certain other mining claims and properties not subject to leases were acquired by the Company either by deed or were located by the Company. With respect to the claims and other properties acquired by deed or located by the Company, the obligation required to hold the claims is to pay ad valorem property taxes in the case of the patented mining claims and fee land, and annual rental fees in the case of the unpatented mining claims and concessions. See Considerations Related to Crown's Business.

                      1999 WORK COMMITMENTS

    The Company's work commitments remaining to be fulfilled in 1999 are $200,000, pertaining to its Mexican properties.



                             ANNUAL RENTALS

                               Annual Rentals
                   Rental on     and Option Payments
                   Unpatented        for Property     Crown's
Share
                   Claims and        Subject to          of Costs
    Property      Concessions      Lease in 1999        in
1999(1)
   U.S.
   Crown Jewel      $ 56,000         $ 92,000           $    -
   Cord Ranch         12,000          154,000                -
   Other                 -             23,000              3,000

   PERU
   Yanacocha         136,000              -                  -
   Bongara           103,000              -                  -
   Other              51,000              -               44,000

   MEXICO              9,000           85,000             85,000

   TOTAL:           $367,000         $354,000           $132,000

(1) Represents the Company's estimated share of rentals and option payments in 1999 based upon existing joint venture or leasing arrangements. (This estimate does not include costs to be borne by other joint venturers.)

Item 3.   Legal Proceedings

    In March 1997, appeals of the ROD and the FEIS for the Crown Jewel Mine were filed against the USFS by the following parties:
(I) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation; (iii) Columbia River Bioregional Education Project; and (iv) Kettle Range Conservation Group; (all groups collectively the "Plaintiffs").

    In May 1997, the U.S. Forest Service Deputy Regional Forester upheld the ROD to approve the Crown Jewel mine project, and denied all of the above appeals. The decision constitutes the final administrative determination of the U.S. Department of Agriculture on the ROD and FEIS.

    In late May 1997, members of the Plaintiffs filed an action against the USFS appealing the FEIS, its decision to uphold the ROD, and the denial of administrative appeals. The action was filed in United States District Court for the District of Oregon. On December 31, 1998 the Court affirmed the decisions of the USFS on the adequacy of the FEIS by granting all motions for summary judgement on behalf of the USFS and BMG, while denying all motions of the Plaintiffs.

    During the fourth quarter of 1997, members of the Plaintiffs filed five actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-
186) against the WDOE before the PCHB, a state administrative
tribunal, challenging the FEIS and certain permit decisions.   In
January 1998, members of the Plaintiffs instituted a sixth action (PCHB 98-019) before the PCHB, challenging the air quality permit, which was subsequently dismissed in April 1998. In February 1998, the PCHB granted Battle Mountain's ("BMG") motion for summary judgment and dismissed one of the actions (PCHB 97-146) related to storm water and dam safety claims. BMG obtained a consolidated hearing schedule for the appeals before the PCHB. The consolidated hearing concluded on May 20, 1998. On May 29, 1998 the PCHB dismissed one of the actions (PCHB 97-185) related to approval of two water rights applications. In October 1998, the PCHB entered an order dismissing certain of the Plaintiffs claims and ruled in favor of BMG and the Company on eight additional claims with regard to the above remaining consolidated actions in February 1998.
The
PCHB excluded from the consolidated hearing schedule certain water quality issues related to water rights permits.

    In January 1999, the WDOE granted the 401 Water Quality
Certification for the Crown Jewel project. In February members of the Plaintiffs instituted an action against the WDOE and BMG appealing the grant of the 401 certification.

    In February 1999, the PCHB consolidated the appeal of the 401 certification and the remaining water quality issues pertaining to the water permits. A hearing on the merits has been scheduled for
September 1999.

    In December of 1997, the members of the Plaintiffs filed three separate actions against WDOE in Thurston County Superior Court, State of Washington. The actions challenge WDOE's approval permits issued to BMG for water resource mitigation and solid waste permit rulings. In April 1998, the Plaintiffs dismissed one of the three actions related to tailings and solid waste permits without prejudice. The remaining two actions were consolidated in November
1998. A motion to dismiss the remaining case was denied in January and the case is currently pending and no trial date has been set.

    In May 1998, members of the Plaintiffs filed an action against the Okanogan County Health District (OCHD), the Company and BMG in
Okanogan County Superior Court, State of Washington. The action challenged the decision of the OCHD to not require a Solid Waste Permit for the Crown Jewel mine tailings and waste rock piles. In
January 1999, the Court dismissed the Plaintiff's action and determined the OCHD acted properly in not requiring the permit.

    The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time. See Properties - Crown Jewel Project -
Permitting and Development.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.






EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

Name and municipality                Position with the Company
and business
of residence                Age      experience within the last
five years

MARK E. JONES, III           59      Chairman of the Company
since 1987,
Houston, Texas                       Chief Executive Officer from
1987 to
                                     1993 and President from
                                     September 1989
                                     to November 1990; Chairman
                                     and Chief
                                     Executive Officer of
                                     Solitario since
                                     August 1993.

CHRISTOPHER E. HERALD        45      President of the Company
                                     since November
Golden, Colorado                     1990; Executive Vice
                                     President from
                                     January 1990 to November
                                     1990; Presi-
                                     dent of Solitario since
                                     August 1993.

JAMES R. MARONICK            43      Vice President - Finance and
                                     Secretary/
Lakewood, Colorado                   Treasurer of the Company and
                                     Solitario
                                     since September 1997; Vice
                                     President -
                                     Finance and
                                     Secretary/Treasurer of
                                     Consolidated Nevada
                                     Goldfields Corpora-
                                     tion from November 1994 to
                                     September
                                     1997; Vice President and CFO
                                     of
                                     Analytica, Inc. from 1989 to 1994.


DEBBIE W. MINO               46      Vice President - Investor
                                     Relations
Sugar Land, Texas                    of the Company since 1989.

WALTER H. HUNT               47      Vice President - Peru
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

    The following table sets forth the high and low sales prices on the NASDAQ National Market System for the Company's common stock for the quarterly periods from January 1, 1997 to December 31, 1998.

                                       Prices (US$)
                                    High           Low

1997:
First Quarter                     $7.25          $5.63
Second Quarter                     7.38           5.88
Third Quarter                      7.25           5.38
Fourth Quarter                     6.50           3.44

1998:
First Quarter                      4.75           3.50
Second Quarter                     4.88           3.69
Third Quarter                      4.50           2.50
Fourth Quarter                     3.88           1.63


    Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Company has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

    At March 1, 1999, there were 1,208 record holders of the Company's common stock.

Item 6.   Selected Financial Data

    The selected consolidated financial data set forth below for each of the five years in the period ended December 31, 1998 and as of the years then ended has been derived from the audited consolidated financial statements of the Company (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.




Balance sheet data:                   As of December 31,

 (in thousands)          1998      1997      1996      1995
1994

Total Assets           $36,500   $34,338   $37,113   $36,664
$39,441

Long Term Debt          15,000    15,000    15,000    15,000
15,000

Working Capital          7,839     5,521     5,384     7,632
11,981

Stockholders' Equity    17,182    13,979    17,197    18,430
20,077



Income statement                   Years ended December 31,

 data: (in thousands,    1998      1997       1996      1995
1994
 except per share
 amounts)
Revenues              $   610  $   685     $   803    $ 1,030
$10,603(2)

Net Income (Loss)       (1,928)  (4,979)(1)   (1,571)    (1,717)
3,505


Basic Income (Loss)
 per Share               (0.13)   (0.38)      (0.12)     (0.13)
 .27


(1) The Company recorded a $3.8 million charge related to its decision to withdraw from exploration in Argentina. The minority interest related to this charge was approximately
     $1.6 million.

(2) Crown earned $8.5 million of mineral option proceeds in 1994 from Battle Mountain.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements for the years ended
December 31, 1998, 1997 and 1996, included elsewhere in this report. The Company's financial condition and results of operations are not necessarily indicative of what may be expected in future years. The Company's assets in Peru are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1998.

Results of Operations

     The Company has historically derived its revenues from the option and sale of property interests, from royalty interests, interest income and from the sale of its share of gold produced on its properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred, and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur. The Company had no such transactions in 1998.



     The Company had a net loss of $1.9 million ($0.13 per share) in 1998 compared with a net loss of $5.0 million ($0.38 per share) in 1997 and a net loss of $1.6 million ($0.12 per share) in 1996. Included in the 1997 results were non-cash property abandonments of
$5.7 million during 1997, which included $3.8 million related to the Company's decision to sell its operations in Argentina.

     Total revenues were $0.6 million in 1998 compared with $0.7 million in 1997 and $0.8 million in 1996. The Company's recurring revenues have been primarily derived from its royalty interests and from interest income.

     Royalty income was $0.1 million in 1998, $0.3 million in
1997
and $0.2 million in 1996. Royalty income has decreased due to the completion of mining at the Kendall mine in Montana, in which the Company has a 5% royalty interest. The mine is now in reclamation.
The Company's remaining royalty interest relates to the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot deposit represents the primary ore source at Kettle River for the next two years. Approximately $0.1 million is expected to be received from this royalty interest in 1999.

     Interest income was $0.5 million in 1998 compared with $0.4 million in 1997 and $0.4 million in 1996. Fluctuations are due to changes in average interest rates and the Company's average invested cash balances, which have been impacted primarily by proceeds received from the sales of the Company's stock in 1998 and sales of stock of the Company's subsidiary, Solitario in 1997 and 1996, as well as the level of exploration activity carried on by the Company. See Liquidity and Capital Resources.

     General and administrative expenses in 1998 were $1.5 million compared with $2.0 million in 1997 and $1.7 million in 1996. The lower costs in 1998 are the result of decreased exploration activity, the decision to eliminate active exploration in Argentina, as well as reduced travel and investor relations expenses. The higher expenses in 1997 compared to 1996 were the result of increased legal, shareholder relations and finance activities.

     Interest expense was $1.0 million in each of 1998, 1997 and 1996 and related primarily to the Company's convertible debentures.
Included in interest expense is amortization of deferred offering costs of $0.1 million in each of 1998, 1997 and 1996.

     The Company regularly performs evaluations of its assets to assess the recoverability of its investments in these assets.
All
long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to exploration properties amounted to $0.9 million in 1998, $5.7 million in 1997 and $0.5 million in 1996. Included in the write-down for 1997 was the Company's decision to sell its operations in
Argentina resulting in a $3.8 million charge to operations.


     Minority interest in loss of subsidiary decreased to $0.2 million in 1998 from $2.2 million in 1997 and $0.4 million in 1996.
The variance in 1997 occurred as the result of higher losses in Solitario due primarily to the Argentina asset write-down.

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

     Net cash used in operating activities was $1.7 million in
1998
compared with uses of $2.1 million in 1997 and $1.6 million in 1996.

     Net cash used in financing activities in 1998 was $1.1 million, compared with $2.6 million in 1997 and $3.3 million in 1996. Cash uses included mineral property additions of $1.5 million in 1998, $3.3 million in 1997 and $3.5 million in 1996. These amounts included South American expenditures of $1.0 million in 1998, $2.4 million in 1997 and $2.7 million in 1996 through Solitario. These uses were partially offset by receipts from joint venture partners of $0.5 million in 1998, $0.7 million in 1997 and
$0.1 million in 1996. Net cash provided by financing activities was $5.1 million during 1998 primarily from the sale of the Company's common stock. Net cash provided by financing activities during 1997 and 1996, primarily from the sale of common stock of Solitario, was $5.1 million and $2.7 million, respectively.

     The Company has budgeted $1.6 million for exploration in 1999,
$0.9 million of which is planned for Peru. The Company's acquisition and exploration programs in 1998, 1997 and 1996 have primarily been devoted to properties in South America. As such, total foreign assets, as reported in the consolidated balance sheet as of December 31, 1998, amounted to $5.8 million. The Company is exposed to risks normally associated with foreign investments, including political, economic and social instabilities, as well as foreign exchange controls and currency fluctuations. Foreign investments may also be subject to laws and policies of the United
States affecting foreign trade, investment and taxation which could affect the conduct or profitability of future operations.

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

     In July 1998, Solitario completed the sale of its Argentina subsidiary to TNR Resources, Ltd. of Vancouver, B.C. Canada ("TNR"). The purchase price of $350,000 was received in the form of 1,250,000 common shares of TNR and two-year warrants to purchase an additional 625,000 common shares for Cdn$0.40 during the first year and Cdn$0.46 during the second year. As part of the transaction, Solitario also received $45,000 in cash as a non-refundable binder payment. TNR reimbursed Solitario $29,000 for costs incurred through a cash payment of $8,000 and delivery of 184,709 additional common shares of TNR.

     During 1998, $0.5 million was received from the exercise of stock options. However, the Company does not anticipate significant exercises of stock options in the foreseeable future.

     Crown sold 1,500,000 and 1,570,000 of its shares of Solitario during 1997 and 1996, respectively, in separate market transactions. The net proceeds of $4.4 million and $2.6 million respectively, were reinvested into new shares of Solitario by acquiring 1,500,000 and 1,570,000 shares of Solitario. Crown also received warrants exercisable into an equivalent number of shares of Solitario. The warrants, priced at Cdn$4.83 and Cdn$2.66 expired unexercised in 1999 and 1998, respectively.

     In August 1997, the Company elected to convert its
$1,500,000
7.5% convertible note into 1,254,180 shares of Solitario common stock. The conversion was in accordance with the terms of the note dated August 25, 1995. Upon completion of the conversion and, after giving effect to option exercises during 1997, the Company held 9,633,585 shares of Solitario or 57.2% as of December 31, 1997.

     Cash and cash equivalents amounted to $8.1 million at December
31, 1998. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Included in cash and cash equivalents at December 31, 1998 was $3.2 million which was held in
Solitario. Working capital at December 31, 1998 was $7.8 million.

     The Company believes that its existing funds and projected sources of funds will be sufficient to finance its currently-planned exploration and other operating activities, and mandatory debt repayments for the foreseeable future. The Company's long-term funding opportunities and operating results are highly dependent on the gold price as well as successful commencement of commercial production at the Crown Jewel Project. Moreover, the Company believes that its ability to raise capital in the future will be tied largely to successful permitting and development of the Crown Jewel deposit. See Properties - Crown Jewel Project - Permitting and Development.

The Year 2000

     The year 2000 potentially poses unique challenges for many businesses insofar as their computer systems and those of third parties attempt to properly recognize the date change. The Company has made and will make certain investments in its software systems and applications to help the Company make the year 2000 transition.

     The Company has implemented new systems, analyzed internal
and
external activities, including the Company's joint venture partners, and has conducted vendor inquiries. The Company estimates its plans will make all of its internal systems year 2000 compliant prior to the fourth quarter of 1999. Contingency plans include some or all of the following: the delay of operational activities, use of backup stand-alone systems, and manual transaction processing. The Company believes its contingency plans are adequate for reasonably foreseeable problems.

     Total expenditures to address the year 2000 transition have been less than $25,000 to date and the Company estimates the total costs to implement all of the Company's plans to successfully make
the year 2000 transition will be less than $50,000. All charges
have been included in normal and recurring activities.   The
Company has recorded additions to fixed assets for replacement and upgrading of equipment and software and charged general and administrative costs for existing personnel time related to the year 2000 transition. Accordingly, the operational and financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

Exploration Activities

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

     The Company estimates its 1999 work commitments remaining to be fulfilled on its existing properties will be approximately $0.2 million which are to be fulfilled by the Company. The Company's share of rental obligations and other property payments for 1999 is estimated to be $0.1 million.

     In January 1999, the Company renegotiated its contract with a subsidiary of Cominco, Ltd. ("Cominco") on its Bongara zinc project in northern Peru. The new agreement gives Cominco the right to earn a 65% interest in the project by spending a minimum of $27.5 million as well as funding all expenditures through the completion of a positive feasibility study. The agreement will increase the area of the project to 600,000 acres and modify the cash payment terms, to allow for annual payments to Solitario based upon the price of zinc.

New Accounting Pronouncements

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities". The standard, is effective for fiscal years beginning after June 15, 1999 and sets forth guidelines for recording derivative instruments as assets and liabilities to be reported in the financial statements at fair value and that changes in the fair value of the instruments shall be recognized in the results of operations. The effect of this standard, when adopted, on the Company's reported financial position, results of operations and cash flows, has not been determined.

Environmental and Permitting and Legal

     The Final Environmental Impact Statement ("FEIS") on the
Crown
Jewel project was issued to the public in February 1997. In May of
1997, the United States Forest Service ("USFS") upheld the Record of Decision ("ROD") to approve the Crown Jewel project. In May 1997, an action was filed in U.S. District Court against the USFS appealing its decision to uphold the ROD. This action was dismissed on December 31, 1998. Most substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. As of February 1999, the Crown Jewel project has received favorable decisions on 51 of 70, or 73%, of the total permits necessary on the project. In May 1998 hearings were held before the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal regarding challenges to certain permits. In February, May and October of 1998 and in February of 1999, the PCHB issued rulings in favor of the project by dismissing several actions and portions of other actions brought before the PCHB. Remaining issues are set to be heard before the PCHB in September 1999. In January 1999, the BLM notified BMG that it intends to obtain an opinion from legal counsel regarding millsite claims before making a decision on the Crown Jewel plan of operations. Pending successful completion of the permit applications and the absence of a prolonged injunction, construction could begin in the spring of 2000 and is forecast to take approximately 15 months to complete. There are no assurances, however, that permits will be issued in a timely fashion or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project. See Properties - Crown Jewel and Legal Proceedings.

     Uncertainties which exist with respect to timing of commercial production at Crown Jewel, and the potential fluctuation in gold prices, could have a material effect upon the Company's ability to fund its operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to the Company.



Item 7a.  Quantitative and Qualitative Disclosure About Market
Risk

The Company is exposed to market risks associated with changes in interest rates as it relates to its cash and short term investments, and commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of its exploration and development projects. The $15,000,000, 5.75% convertible debentures due in 2001 are not subject to market risk because they have a fixed interest rate and repayment amount payable either in cash or common stock of the Company. The Company does not use financial or other derivative instruments to manage market risk.

A hypothetical change of one percent in the interest rate earned on short term investments during 1998 would have resulted in an increase or decrease of approximately $0.1 million in net income. A change of 10% in the price of gold, silver or zinc would not have had a material change in the assets, liabilities or net income.


Item 8.  Financial Statements and Supplementary Data

                   CROWN RESOURCES CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
Independent Auditors' Report . . . . . . . . . . . . . . . .  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31,
    1998 and 1997  . . . . . . . . . . . . . . . . . . . . .  F-2

  Consolidated Statements of Operations for the years
    ended December 31, 1998, 1997 and 1996 . . . . . . . . .  F-3

  Consolidated Statements of Stockholders' Equity for
    the years ended December 31, 1998, 1997 and 1996 . . . .  F-4

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996 . . . . . . . . .  F-5

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









                   INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
  of Crown Resources Corporation
Denver, Colorado


We have audited the consolidated balance sheets of Crown
Resources
Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Resources Corporation and subsidiaries as of December 31, 1998 and
1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP



Denver, Colorado
March 3, 1999













                               F-1

                       CROWN RESOURCES CORPORATION

                       CONSOLIDATED BALANCE SHEETS


                                                    December 31,

                                              1998            1997


 (in thousands)

                                  Assets


Current assets:
  Cash and cash equivalents                  $ 8,136       $ 5,857
  Short-term investments                          87            86
  Bullion inventories                            -              96
  Prepaid expenses and other                     128           130
   Total current assets                        8,351         6,169

Mineral properties, net                       27,532        27,590

Other assets:
  Debt issuance costs, net                       272           375
  Marketable equity securities                   233            17
  Other                                          112           187
                                                 617           579
                                             $36,500       $34,338


                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                           $   222       $   359
  Other                                          290           289
    Total current liabilities                    512           648

Long term liabilities:
  Convertible debentures                      15,000        15,000
  Deferred income taxes                          -             731
                                              15,000        15,731

Minority interest in consolidated
  subsidiary                                   3,806         3,980

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 20,000,000 shares;
    none outstanding                             -             -
  Common stock, $0.01 par value;
    authorized 50,000,000 shares;
    issued and outstanding 14,520,725
    and 13,312,829 shares                        145           133
  Additional paid-in capital                  34,768        29,653
  Accumulated deficit                        (17,720)      (15,792)
  Accumulated other comprehensive loss           (11)          (15)
                                              17,182        13,979
                                             $36,500       $34,338


  See notes to consolidated financial statements.






                                                              F-2


                                     CROWN RESOURCES CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS



(in thousands, except per                        Years Ended
 per share amounts)                              December 31,

                                        1998          1997        1996


Revenues:
  Royalty income                   $     139     $    300     $    245
  Interest income                        471          385          407
  Mineral property option proceeds       -            -            151
                                         610          685          803

Costs and expenses:
  Depreciation, depletion and
    amortization                         101          180          174
  General and administrative           1,526        1,985        1,676
  Interest expense                       971        1,020          971
  Asset write-downs                      867        5,743          476
  Other, net                             (22)          12           33
                                       3,443        8,940        3,330
Loss before income
  taxes and minority interest         (2,833)      (8,255)      (2,527)

Income tax benefit                      (731)      (1,055)        (580)

Loss before minority interest         (2,102)      (7,200)      (1,947)

Minority interest in loss of subsidiary (174)      (2,221)        (376)

Net loss                           $  (1,928)    $ (4,979)    $ (1,571)

Basic and diluted loss
  per common share                 $   (0.13)    $  (0.38)    $  (0.12)

Weighted average number of
  common and common equivalent
  shares outstanding                  14,345       13,268       13,193




















See notes to consolidated financial statements.




                                                              F-3

                       CROWN RESOURCES CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






(in thousands, except
per share amounts)



                                                 Additional                 Other             Common Stock
                                                 Paid-in   Accumulated  Comprehensive
                                Shares        Amount  Capital     Deficit        Loss       Total

Balance, January 1, 1996        13,171,659     132     27,549      (9,242)        (9)      18,430

Issuance of shares:
  Exercise of stock options         39,825      -         190          -          -           190
  sale of shares of subsidiary,
  net of tax of $924                    -       -         147         147
Comprehensive income (loss):
  Net loss                              -       -          -       (1,571)        -        (1,571)
 Net unrealized gain on
   marketable equity securities         -       -          -           -           1            1
Comprehensive loss                      -       -          -           -          -        (1,570)

Balance, December 31, 1996      13,211,484     132     27,886     (10,813)        (8)      17,197


Issuance of shares:
  Exercise of stock options         76,950       1        342          -          -           343
  For services                      24,395      -         140          -          -           140
Sale of shares of subsidiary,
  net of tax of $724                    -       -       1,285          -          -         1,285
Comprehensive income (loss):
 Net loss                               -       -          -       (4,979)        -        (4,979)
 Net unrealized loss on
   marketable equity securities         -       -          -           (7)        (7)
Comprehensive loss                      -       -          -          -       (4,986)

Balance, December 31, 1997      13,312,829     133     29,653     (15,792)       (15)      13,979


Issuance of shares:
  Exercise of stock options        159,166       2         493          -          -           495
  For services                       8,730      -           32          -          -            32
  In private placement           1,040,000      10       4,590          -          -         4,600
Comprehensive income (loss):
 Net loss                               -       -           -       (1,928)        -        (1,928)
 Net unrealized gain on
   marketable equity securities         -       -           -           -           4            4
Comprehensive loss                      -       -           -           -          -        (1,924)


Balance, December 31, 1998      14,520,725   $ 145     $34,768    $(17,720)      $(11)    $ 17,182











See notes to consolidated financial statements.















F-4

                         CROWN RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years
                                              Ended December 31,
(in thousands)                           1998      1997       1996


Operating Activities:
  Net loss                             $(1,928)  $(4,979)   $(1,571)
  Adjustments:
    Depreciation, depletion
          and amortization                 204       282        276
    Deferred income taxes                 (731)   (1,055)      (580)
    Asset write-downs                      867     5,743        476
    Common stock issued for services        32       140         -
    Minority interest                     (174)   (2,221)      (376)
    Changes in operating assets and liabilities:
      Bullion inventories                   96        10        (63)
      Prepaid expenses and other            32        (3)       209
      Accounts payable and
        other current liabilities         (136)       13         42
    Net cash used in operating
      activities                        (1,738)   (2,070)    (1,587)

Investing Activities:
  Additions to mineral properties       (1,511)   (3,313)    (3,467)
  Receipts on mineral property
   Transactions                            464       655        101
  Sale of short-term investments            (1)        3         46
  Decrease (increase) in other assets      (30)        5         (8)
    Net cash used in investing
     activities                         (1,078)   (2,650)    (3,328)

Financing Activities:
  Sale of common stock                   4,600        -          -
  Sale of common stock of subsidiary, net   -      4,862      2,610
  Common stock issued under options
      and warrants                         495       268        129
    Net cash provided by financing
      activities                         5,095     5,130      2,739

Net increase (decrease) in cash and
  cash equivalents                       2,279       410     (2,176)

Cash and cash equivalents, beginning
  of year                                5,857     5,447      7,623

Cash and cash equivalents,
  end of year                          $ 8,136    $5,857    $ 5,447

Supplemental disclosure of cash flow
information:
  Non-cash transactions:
    Securities received for mineral
      property transactions            $   212    $    9     $    -
    Deferred tax benefit of non-qualified
      stock option exercises                -         75         61
  Acquisition of additional
    interest in subsidiary                  -        205        240
  Cash paid for interest                   868       868        868
  Increase in accounts receivable from sale of
      subsidiary                            29        -          -






See notes to consolidated financial statements.

1.  Business and Summary of Significant Accounting Policies:

    Business

    Crown Resources Corporation (the "Company" or "Crown") engages principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United States, Mexico and Peru. Its properties in Peru are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1998.

    Crown has historically derived its revenues principally from the option and sale of property interests, and, to a lesser extent, from royalty interests, interest income and from the sale of its share of gold produced from its properties.

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

    Cash equivalents

    Cash equivalents include investments in highly-liquid debt securities with maturities of three months or less when purchased. Investments with longer maturities at the date of purchase are classified as short-term investments.

    Inventories

    Gold bullion received as in-kind royalties is recorded at market. Inventories of $96,000 at December 31, 1997 consisted entirely of gold bullion. In 1998, the Company sold all of its remaining inventory.




                               F-6
1.  Business and Summary of Significant Accounting Policies
    (Continued):

    Mineral properties

    Leasehold costs are capitalized in cost centers and are depleted on the basis of the cost centers' economic reserves (estimated recoverable, proven and probable reserves) using the units-of-production method. If there are insufficient economic reserves to use as a basis for depleting such costs, they are expensed as a mineral property write-off in the period in which the determination is made. Economic reserves and related leasehold costs attributable to properties under option to be acquired by third parties are not included in the depletion calculation.

    Exploration costs are capitalized initially and are charged to operations if an area is abandoned or deemed impaired.
    Exploration costs on successful projects will be amortized by the units-of-production method based on estimated economic reserves.

    The Company records the proceeds from the sale of property interests to joint ventures as a reduction of the related property's capitalized cost. Proceeds which exceed the capital cost of the property are recorded as revenue.

    Marketable equity securities

    The Company's equity securities are classified as available-for-sale and are carried at fair value. The cost of marketable
    equity securities sold is determined by the specific identification method.

    Foreign exchange

    The United States dollar is the functional currency for all the Company's foreign subsidiaries. Foreign currency gains and losses are included in the results of operations in the periods in which they occur.

    Revenue recognition

    Royalty revenue is recognized when product is delivered in-kind or cash payments are received.









                               F-7
1.  Business and Summary of Significant Accounting Policies
    (Continued):

    Income taxes

    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial
and
    income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income
    and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the
    deferred tax assets will not be realized.

    Comprehensive Income

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted the standard in 1998 and has restated prior periods for comparative purposes. The components of comprehensive income include unrealized gains and losses on marketable equity securities and are included in the statement of stockholders' equity and comprehensive income.

    Loss per share

    The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years ended December 31, 1998, 1997 and 1996. The effect of common stock equivalents which include stock options, warrants and convertible debt securities is not included in the computation of diluted per share amounts in 1998, 1997 and 1996 because its inclusion would be anti-dilutive.

    Employee stock compensation plans

    The Company follows Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." Under the terms of the Company's stock option plans, the exercise price of stock options issued to employees equals the
    market price of the stock on the measurement date and, therefore, the Company does not record compensation expense on
    stock options granted to employees.


                               F-8
1.  Business and Summary of Significant Accounting Policies
    (Continued):

    Minority interest

    Minority interest represents the minority stockholders' proportionate interest in Solitario. The Company owned 57.2% of Solitario at December 31, 1998 and 1997.

    Segment Reporting

    The Company operates in one segment, minerals exploration, and accordingly, disclosures required by SFAS No. 131 are not applicable. The Company's operations are located in North
and
    South America as further described in note 2.

    New accounting pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The
standard,
    effective for fiscal years beginning after June 15, 1999, sets forth guidelines and requirements for reporting derivative instruments at fair value as assets and liabilities in the financial statements and requires that changes in the fair value of the instruments shall be recognized in the results of operations. The effect of this standard, when adopted, on the Company's reported financial position, results of operations and cash flows, has not been determined.

2.  Mineral Properties:

    United States

    Crown Jewel Project

    In March 1990, the Company entered into an agreement with Battle Mountain Gold Company ("Battle Mountain") providing Battle Mountain an option to enter into a joint venture to develop the Company's Crown Jewel gold deposit in northeastern
    Washington. Battle Mountain paid $5,000,000 on the grant of the option and since March 14, 1990 has funded all exploration
    on Crown Jewel. On January 4, 1991, Battle Mountain exercised its option by payment of an additional $5,000,000. In order to acquire a 51% interest in the project, Battle Mountain is required to fund all development and capital costs to commencement of commercial production. Crown is not required to fund or repay any costs related to the development and capital costs of the project incurred prior to commercial production.



                               F-9
2.  Mineral Properties (Continued):

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

    Cord Ranch

    The Company holds a lease for the right to explore and develop the Cord Ranch prospect, a 34,000 acre ranch in the southern portion of the Carlin Gold Trend of Nevada. By amendment, the
    lease required a work commitment of $900,000 which had been fulfilled as of December 31, 1997. Additionally, the agreement calls for a non-recoupable minimum payment of $150,000 in 1999 and recoupable annual advance royalty payments of $200,000 in 2000 and thereafter.

    In September 1994, Crown signed an agreement which has been assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). As of December 31, 1998, Royal Standard had earned a 70% interest in Crown's Cord Ranch and adjacent gold properties. Under the terms of the agreement, Royal Standard must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties. In April 1997, Royal Standard assigned Cameco (U.S.) Inc. the right to earn a 51% interest in certain
    parts of the Cord Ranch properties.

    Peru

    The Company, through Solitario, holds exploration concessions or has filed applications for concessions covering approximately 326,000 acres in Peru. These applications are subject to normal administrative approvals and the properties are subject to an annual rental of $2.00 per hectare (approximately 2.47 acres per hectare) in June of each year.

    Bongara

    Since 1993, the Company acquired exploration concessions or has filed claims for concessions currently covering approximately 102,000 acres in the Bongara area of northern
    Peru (the "Bongara project).
                              F-10
2.  Mineral Properties (Continued):

    In December 1996, Solitario signed an agreement regarding the Bongara project with a subsidiary of Cominco. The agreement was modified in January 1999, increasing the acreage to approximately 600,000 acres. Cominco has the right to earn a 65% interest in the Bongara project by spending a minimum of $27,500,000 on exploration and development over a seven-year period beginning January 1997 and by making annual cash payments of between $100,000 and $500,000 (depending on the price of zinc). Cominco is also required to fully fund the project through a bankable feasibility study. Cash payments of $118,000, $354,000 and $250,000 have been paid by Cominco in January 1999, 1998, and 1997, respectively. In addition to
    the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing. Through December 31, 1998, Cominco has spent approximately $10 million
    on exploration of the Bongara project.

    Argentina

         In December 1997, Solitario made the decision to sell its
    operations in Argentina to concentrate its attention and financial resources in Peru. In July 1998, Solitario completed the sale of its Argentinian subsidiary to, Ltd. ("TNR") of Vancouver, B.C. The purchase price of $350,000 was paid in 1,250,000 shares of TNR and two-year warrants to purchase an additional 625,000 shares of TNR at Cdn$0.40 during the first year and Cdn$0.46 during the second year. Solitario also received a non-refundable binder payment of $45,000 upon signing a letter of intent in March of 1998.
TNR
    reimbursed Solitario $29,000 for costs incurred through a cash payment of $8,000 and delivery of 184,709 additional shares of
    TNR. As a result of the transactions, Solitario owns approximately 15% of the outstanding shares of TNR. The Company accounts for this investment using the cost method.

    Mexico

    Since 1997 the Company has conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. In early 1999, the Company acquired the
    Magistral del Oro and San Juan de Minas properties covering approximately 13,000 acres and 700 acres, respectively. During 1998 the Company dropped the La Pitarrilla concession resulting in a $34,000 write down. The Company is planning additional exploration and reconnaissance work in Mexico during 1999.



                              F-11
2.  Mineral Properties (Continued):

    Mineral property costs for all the Company's properties are comprised of the following:

                                           December 31,
                                        1998         1997
    (in thousands)
    Land and leasehold costs         $14,466       $14,761
    Exploration costs                 13,890        13,653
                                       28,356        28,414
    Less accumulated depreciation,
      depletion and amortization         824           824
                                      $27,532       $27,590

    Land, leasehold and exploration costs related to mineral properties for which exploration activities had not yet identified the presence of economic reserves totaled $13,900,000 and $14,133,000 at December 31, 1998 and 1997,
    respectively.

    At December 31, 1998 and 1997, the carrying value of the Crown
    Jewel project amounted to $13,632,000 and $13,457,000 respectively. The Crown Jewel project represents the Company's total proven and probable gold reserves and its only
    property in development.

    The net assets of the Company's foreign operations located in Peru and Mexico and included in the consolidated balance sheet
    are $5,802,000 at December 31, 1998 and $5,603,000 at
December
    31, 1997. The Company is exposed to risks normally associated with foreign investments, including political, economic and social instabilities, as well as foreign exchange controls
and
    currency fluctuations. Foreign investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of future operations.

    Asset write-downs

    The Company regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to exploration properties amounted to $867,000 in 1998, $5,743,000 in 1997 and $476,000
    in 1996. Included in the write-down for 1997 was the Company's decision to sell its operations in Argentina resulting in a $3,822,000 charge to operations.


                               F-12
3.  Convertible Debentures:

    On August 27, 1991 the Company completed a European offering for $15 million of 5 % Convertible Subordinated Debentures due
    2001 ("Debentures"). The Debentures are convertible into approximately 1,523,000 shares of Crown common stock at $9.85 per share, and are redeemable at the option of the Company on certain terms and conditions. Interest on the Debentures is payable semiannually in arrears, each February and August.

    Neither the Debentures nor the common stock issuable upon conversion of the Debentures is registered under the Securities Act of 1933. Debt offering costs are being amortized over the life of the Debentures.

4.  Income Taxes:

    The Company's income tax expense (benefit) from continuing operations consists of the following:

    (in thousands)                   1998     1997      1996

    Deferred:
      U.S.                        $    59   $   84    $  336
      Foreign                          85       32        46
    Operating loss and credit
       carryovers:
       U.S.                           (790)   (997)     (900)
      Foreign                         (85)    (174)      (62)
    Income tax benefit            $  (731) $(1,055)   $ (580)

    Consolidated loss before income taxes includes losses from foreign operations of $542,000, $5,232,000, and $618,000 in
    1998, 1997 and 1996, respectively.

    Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income
    taxes result from exploration and development costs, depreciation, depletion and amortization expenses, and property abandonments.

    During 1998, 1997 and 1996 the Company recognized income tax deductions of $200,000, $643,000, and $180,000, respectively, from the exercise of non-qualified stock options. Stockholders' equity has been credited in the amounts of $75,000, in 1997 and $61,000 in 1996, for the income tax benefits of these income tax deductions net of valuation allowances. There were no such amounts credited to stockholders' equity in 1998 as a valuation allowance has been
    provided. Also during 1997 and 1996, the Company purchased and sold shares of Solitario. Stockholders' equity has been charged in the amounts of $724,000 and $924,000 respectively,
                              F-13
4.  Income Taxes (Continued):

    for the income tax expense associated with the purchase and sale transactions including $14,000 and $560,000, respectively, relating to previously unrecognized temporary differences associated with the Company's investment in Solitario.

    The net deferred tax (assets)/liabilities in the accompanying
    December 31, 1998 and 1997 balance sheets include the following components:

    (in thousands)                       1998           1997

    Deferred tax assets:
     Net operating loss (NOL)
       carryovers                      $8,713         $8,797
     Capital loss carryovers            1,857             -
     Alternative minimum tax (AMT)
       credit carryovers                  325            325
     Investment in Argentina
       subsidiary                          -           1,930
     Other                                111            125
     Valuation allowance               (2,953)        (4,938)
    Deferred tax assets                 8,053          6,239

    Deferred tax liabilities:
     Exploration and development
      costs                             7,533          6,435
     Depreciation, depletion and
      amortization                        494            497
     Other                                 26             38
    Deferred tax liabilities            8,053          6,970
    Net deferred tax (assets)
      liabilities                      $   -          $  731

    The reduction in the valuation allowance from 1997 to 1998 consists of the elimination, for tax purposes, of the Company's investment in Argentina of $2,480,000 offset by additional valuation allowance established related to deferred
    taxes generated in 1998.












                              F-14
4.  Income Taxes (Continued):

    A reconciliation of expected federal income tax benefit from continuing operations at the U.S. Federal tax rate of 34%
with
    the expense (benefit) for income taxes is as follows:

    (in thousands)                     1998     1997     1996
    Expected income tax benefit     $ (963)  $(2,807)  $ (859)
    Nondeductible foreign
      expenditures                      26        85       67
    Disposition and deconsolidation
      of investment in Argentina     2,480    (1,683)      -
    Excess percentage depletion         (5)       -        -
    Foreign mining incentives           -       (201)    (202)
    State income tax benefit            (4)     (267)     (18)
    Change in valuation allowance   (2,057)    3,747      443
    Other                             (208)       71      (11)
    Income tax (benefit)            $ (731)  $(1,055)  $ (580)

    At December 31, 1998, the Company has unused U.S. NOL and capital loss carryovers of approximately $20,703,000 and $4,761,000, respectively, which begin to expire in 2004. In addition, the Company has approximately $325,000 of U.S. AMT credit carryovers which can be carried forward indefinitely. The Company also has Peru NOL carryovers at December 31, 1998 of approximately $5,251,000 which begin to expire four years after the first year in which Peruvian taxable income arises.

5.  Fair Value of Financial Instruments:

    For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The Company's marketable equity securities are carried at their estimated fair value, based on quoted market prices. The estimated fair value of the Company's Debentures was $10,500,000 and $12,750,000 at December 31 1998 and 1997,
    respectively, based on quoted market prices.

6.  Commitments and Contingencies:

    In acquiring its interests in minerals claims and leases, the Company has entered into lease agreements which generally may be canceled at its option. The Company is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. The Company estimates its 1999 mineral property rentals and option
    payments to be approximately $721,000. Based upon existing joint venture or leasing arrangements, the Company's share of these costs is approximately $132,000. Additionally, the Company has work commitments of approximately $203,000 for 1999.
                              F-15
6.  Commitments and Contingencies (continued):

    The Company has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 1998, 1997 and 1996 was $53,000, $52,000 and $48,000, respectively.

    The Company leases office space under non-cancelable operating leases providing for minimum annual rent payments as follows:
    $79,000 in 1999, $80,000 in 2000, and $40,000 in 2001.  Rent
    expense for all leases was $82,000, $66,000 and $60,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  Stock Option Plans

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

    Up to 1,500,000 shares of the Company's common stock may be issued under the 1988 Plan. As of December 31, 1998, 576,476 shares remained available for future issuance under the 1988 Plan including those already granted. All stock options that have been granted under the 1988 Plan have been issued at the market price of the common stock at the date of the grant.

    On June 27, 1991, the Company's shareholders approved the Crown Resources Corporation 1991 Stock Incentive Plan ("1991 Plan"). The Board of Directors has reserved 1,500,000 shares of Crown common stock for grants under the 1991 Plan.
Options
    granted under both plans generally expire five years from the date of grant.












                               F-16
7.  Stock Option Plans (Continued):

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

    Options granted under the 1991 Plan are granted at the market price of the common stock at the date of grant, except for non-qualified options granted to non-directors, which price cannot be less than the average price for the five business days immediately preceding the date of grant. As of December 31, 1998, shares available for issue, including those already granted, totaled 1,145,828 shares.

    The activity in the 1988 Plan for the three years ended
    December 31, 1998 is as follows:


                    1998             1997             1996
                      Weighted         Weighted         Weighted
                      Average          Average          Average
               Amount  Price(1) Amount  Price    Amount  Price
Outstanding,
  beginning
  of year          576,250   5.74    60,000   5.63    280,600
9.25
Granted                -            546,395   5.75     60,000
5.63
Exercised              -            (30,145)  5.74       -

Expired                -                -            (280,600)
9.25
Outstanding,
  end of year       576,250  4.22   576,250   5.74     60,000
5.63
Exercisable,
  end of year       425,250  4.17   342,250   5.74     15,000
5.63

    (1) On June 18, 1998, the board of directors voted to reprice existing options for current employees, officers and directors to $4.06 per share which was the market price of the Company's stock.

    The options outstanding under the 1988 Plan have a weighted average remaining contractual life of 2.9 years.



                               F-17
7.  Stock Option Plans (Continued):

    The activity in the 1991 Plan for the three years ended
    December 31, 1998 is as follows:

                    1998             1997             1996
                      Weighted         Weighted         Weighted
                      Average          Average          Average
               Amount  Price(1) Amount  Price    Amount  Price
Outstanding,
  beginning
  of year         1,026,432  4.97  1,347,298  5.32  1,145,548
5.17
Granted             257,080  4.05     50,000  5.73    241,575
5.70
Exercised          (167,896) 3.14    (71,200) 3.29    (39,825)
3.24
Forfeited              -                -
Expired                -            (299,666) 7.06       -
Outstanding,
  end of year      1,115,616 4.16  1,026,432  4.97  1,347,298
5.32
Exercisable,
  end of year        982,991 4.16    935,432  6.46  1,202,048
5.36


The options outstanding under the 1991 Plan have a weighted average remaining contractual life of 1.8 years.

    (1) On June 18, 1998, the board of directors voted to reprice all existing options with an exercise price in excess of $4.19 for current employees, officers and directors to $4.06 per share, which was the market price of the Company's stock.

    Pro forma information has been computed as if the Company had accounted for its stock options under the fair value method of
    SFAS No. 123.  The fair values of these options were
estimated
    at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996 grants, respectively: risk-free interest rates of 5.52%,
6.37%
    and 5.69%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 43%, 52% and 53%; and a weighted average expected life of the options of 2.8 years in 1998 and 4 years in 1997 and 1996. The weighted average fair values of the options granted are estimated at $1.35, $2.49 and $2.71 per share in 1998, 1997 and 1996, respectively.
    Had the Company accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:






                               F-18
7.  Stock Option Plans (Continued):

(In thousands, except
      per share amounts)           1998       1997       1996

    Net loss
      As reported               $(1,928)   $(4,979)   $(1,571)
      Pro forma                  (3,179)    (6,136)    (2,161)

    Basic and diluted
      loss per share
      As reported               $ (0.13)   $ (0.38)     (0.12)
      Pro forma                   (0.22)     (0.46)     (0.16)


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





                               F-19
8.  Stockholders' Equity (continued):

    In August 1997, the Company elected to convert its $1.5 million, 7.5% convertible note into 1,254,180 shares of Solitario common stock. The conversion was in accordance with
    the terms of the note dated August 25, 1995. Upon completion of the conversion and, along with options exercises during 1997, the Company held 9,633,585 shares of Solitario stock or 57.2% as of December 31, 1998 and 1997.

    In February 1997, the Company sold 1,500,000 of its shares in Solitario, receiving net proceeds of $4,448,000 from the market transaction. The Company reinvested the proceeds by acquiring, through a private placement into Solitario, 1,500,000 new shares of Solitario plus 1,500,000 warrants, exercisable into shares of Solitario at Cdn$4.83 per share which expired unexercised in February 1999.

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






















                               F-20
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not Applicable.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a) Directors.

     The information with respect to directors required under this item is incorporated herein by reference to the table set forth under the section captioned Election of Directors in the Company's
Proxy Statement in connection with the annual meeting of shareholders to be held on June 4, 1999 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities
Exchange Act of 1934.

     (b) Executive Officers.

     The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

     The information required under Item 11, Item 12 and Item 13 is incorporated herein by reference to the sections entitled Executive
Compensation, Security Ownership of Certain Beneficial Owners and Management and Executive Compensation, respectively, in the Company's Proxy Statement in connection with the annual meeting of shareholders to be held June 4, 1999, filed with the Securities and
Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a) 1. Consolidated Financial Statements: Index on page 37 of this Report.

    2. Exhibits. The exhibits as indexed on pages 44 through 47 of this Report are included as a part of this Form 10-K.

(b)     Reports on Form 8-K: None






Exhibit
Number                  Description
 3.1                   The Company's Articles of Incorporation
                       (incorporated by reference to Exhibit 3.1 to
                       Registration Statement on Form S-4,
Commission
                       File No. 33-25033 (the "1989 S-4
Registration
                       Statement")).

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

10.7   First Amendment to Mining Agreement, dated October
       25, 1993, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as
       Trustee for William Cord Pereira, Virginia Lee
       Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.20 to Crown Resources
       Corporation's Form 10-K for the year ended
       December 31, 1993).

10.8   Second Amendment to Mining Agreement, dated April
       28, 1994, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as
       Trustee for William Cord Pereira, Virginia Lee
       Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.1 to Crown Resources
       Corporation's Form 10-Q for the quarter ended
       March 31, 1994).


10.9   Settlement Agreement, dated May 6, 1994, between
       Crown Resources Corporation, Crown Resource Corp.
       of Colorado, Gold Texas Resources U.S., Inc. and
       Battle Mountain Gold Company (incorporated by reference to Exhibit 10.2 to Crown Resources
       Corporation's Form 10-Q for the quarter ended
       March 31, 1994).

10.10 Second Amendment to Crown Jewel Venture Agreement, dated April 27, 1994, between Crown Resources
       Corporation, Crown Resource Corp. of Colorado,
       Gold Texas Resources U.S., Inc. and Battle
       Mountain Gold Company (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's
       Form 10-Q for the quarter ended June 30, 1994).

10.11  Agreement, dated September 8, 1994, between Crown
       Resource Corp. of Colorado and Pinon Exploration
       Corporation (incorporated by reference to Exhibit
       10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended September 30, 1994).

10.12 Stock Purchase Agreement, dated September 9, 1994, between Cyprus Gold Exploration Corporation and
       Crown Resource Corp. of Colorado, relating to the Shares of Capital Stock of Pinon Exploration
       Corporation (incorporated by reference to Exhibit
       10.2 to Crown Resources Corporation's Form 10-Q for the quarter ended September 30, 1994).

10.13  First Amendment to Agreement between Crown
       Resource Corp. of Colorado and Pinon Exploration
       Corporation (incorporated by reference to Exhibit
       10.18 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).

10.14  Third Amendment to Mining Agreement between United
       States National Bank of Oregon, as Trustee for
       William Cord Pereira, Virginia Lee Pereira, Philip
       Kirk Pereira, Patrick Clay Pereira and Susan
       Michael Pereira, as Beneficiaries of the Pereira
       Children's Trust and Crown Resource Corp. of
       Colorado (incorporated by reference to Exhibit
       10.19 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).

10.15  Letter Agreement, dated December 24, 1996, between
       Cominco Peru s.r.l. and Mineral Los Tapados S.A.
       (incorporated by reference to Exhibit 10.18 to Crown Resources Corporation's Form 10K for the year ended December 31, 1996).

10.16  Subscription Agreement and Warrant, dated February
       27, 1997, between Crown Resource  Corp. of
       Colorado and Solitario Resources Corporation subscribing for 1,500,000 units (a unit consisting of one share of common stock and one share purchase warrant) of Solitario Resources
       Corporation common stock.

10.17 Stock Purchase Agreement, dated February 23, 1998, between Crown Resources Corporation and The
       Equitable Life Assurance Society (incorporated by reference to Exhibit 10.1 to Crown Resources
       Corporation's Form 8-K, dated February 27, 1998).

10.18 Restated Agreement, dated December 15, 1998 between Minera Los Tapados and Cominco, to amend the agreement dated December 24, 1996.

10.19  Letter Agreement, dated October 7, 1998 between
       Minera Los Tapados and Billiton Exploration and
       Mining Peru, B.V. regarding the exploration and development of the Company's Soloco property in Peru.

10.20  Letter Agreement, dated January 22, 1999 between
       Minera Los Tapados and Placer Dome del Peru,
       S.A.C. regarding exploration and development of the Company's Yanacocha property in Peru.

11 Statement regarding computation of per share earnings.

22     Subsidiaries of the registrant.

24.1   Consent of Deloitte & Touche LLP.

25     Powers of attorney.

27  Financial data schedule.


    For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended ("Act"), the registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statement on Form S-8, Nos. 33-
31754 (filed October 24, 1989) and 33-57306 (filed January 22,
1993).

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

                             INDEX TO EXHIBITS

Exhibit
Number      Description
Page

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

10.7 First Amendment to Mining Agreement, dated October 25, 1993, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.20 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1993).

10.8 Second Amendment to Mining Agreement, dated April 28, 1994, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira
     and Susan Michele Pereira (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended
     March 31, 1994).

10.9 Settlement Agreement, dated May 6, 1994, between Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company (incorporated by reference to Exhibit 10.2 to Crown Resources Corporation's Form 10-Q for the quarter ended March 31, 1994).

10.10 Second Amendment to Crown Jewel Venture Agreement, dated April 27, 1994, between Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended June 30, 1994).

10.11 Agreement, dated September 8, 1994, between Crown Resource Corp. of Colorado and Pinon Exploration Corporation (incorporated by reference to Exhibit
           10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended September 30, 1994).

10.12 Stock Purchase Agreement, dated September 9, 1994, between Cyprus Gold Exploration Corporation and Crown Resource Corp. of Colorado, relating to the Shares of Capital Stock of Pinon Exploration Corporation (incorporated by reference to Exhibit
           10.18 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).


10.13      First Amendment to Agreement between Crown
           Resource Corp. Of Colorado and Pinon Exploration
           Corporation (incorporated by reference to Exhibit
           10.18 to Crown Resources Corporation's Form 10-K for the year ended December 13, 1995).

10.14 Third Amendment to Mining Agreement between United States National Bank of Oregon, as Trustee for William Cord Pereira, Virginia Lee Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michael Pereira, as Beneficiaries of the Pereira Children's Trust and Crown Resource Corp. of Colorado (incorporated by reference to Exhibit
           10.19 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).

10.15 Letter Agreement, dated December 24, 1996, between Cominco Peru s.r.l. and Minera Los Tapados S.A. (incorporated by reference to Exhibit 10.18 to Crown Resources Corporation's Form 10K for the year ended December 31, 1996).

10.16      Subscription Agreement and Warrant, dated February
           27, 1997, between Crown Resource  Corp. of
           Colorado and Solitario Resources Corporation subscribing for 1,500,000 units (a unit consisting of one share of common stock and one share purchase warrant) of Solitario Resources
           Corporation common stock.

10.17 Stock Purchase Agreement, dated February 23, 1998, between Crown Resources Corporation and The Equitable Life Assurance Society (incorporated by reference to Exhibit 10.1 to Crown Resources Corporation's Form 8-K, dated February 27, 1998).


10.18 Restated Agreement, dated December 15, 1998 between Minera Los Tapados and Cominco, to amend the agreement dated December 24, 1996.

10.19    Letter Agreement, dated October 7, 1998 between
         Minera Los Tapados and Billiton Exploration and
         Mining Peru, B.V. regarding the exploration and development of the Company's Soloco property in Peru.

10.20    Letter Agreement, dated January 22, 1999 between
         Minera Los Tapados and Placer Dome del Peru,
         S.A.C. regarding exploration and development of the Company's Yanacocha property in Peru.


11 Statement regarding computation of per share earnings.

22   Subsidiaries of the registrant.

24.1 Consent of Deloitte & Touche LLP.

25   Powers of attorney.

27   Financial data schedule.

                                                   Exhibit 10.18




December 15, 1998




Minera Los Tapados S.A.
c/o Solitario Resources Corporation
World Trade Center
1675 Broadway, Ste. 2400
Denver, Colorado
80202

Attention:     Mr. C. E. Herald
          President


Dear Sirs:
     Re:  Bongara Property, Northern Peru -
          Restated Agreement

The two of us signed a letter agreement dated December 23, 1996 (the "1996 Agreement") under which Cominco Peru s.r.l. ("Cominco Peru") was granted an option to acquire an interest in those mineral properties held by Minera Los Tapados S. A. ("Los Tapados") designated as the Bongara Property which is located in Bongara Province, Amazonas Department, northern Peru. The two of us have agreed to amend the 1996 Agreement and this agreement has been prepared as a restatement of the 1996 Agreement to incorporate the amendments which have been agreed. Upon the signing of this Restated Agreement, the 1996 Agreement will have no further force or effect, except for the representations and warranties, and indemnities in connection therewith, which shall survive. Reference in this document to this "Agreement", without more, shall mean this Restated Agreement and not the 1996 Agreement.
This Restated Agreement will govern the rights which Cominco Peru s.r.l. ("Cominco Peru") and Minera Los Tapados S. A. ("Los Tapados") have to the mineral properties held by them and designated as the Bongara Property and a surrounding area of interest, all of which is located in Bongara Province, Amazonas Department, northern Peru and is more particularly described in Exhibit A (the "Property").
The parties have agreed as follows:
Option Terms
1. Los Tapados Warranties, Representations and Covenants. Los Tapados warrants, represents and covenants that, as at the date hereof:
     (a) it owns the claims described in Part I of Exhibit A (the "Los Tapados Claims") within the Area of Interest which had been granted to it by the government of Peru or the application for title to which claims was pending with the government of Peru, and there were no underlying leases to such claims;
     (b)  Not used.
     (c)  Not used.
     (d)  Not used.
     (e)  Not used.
     (f) the mineral estate underlying the Los Tapados Claims was in good standing subsequent to the time it acquired them;
     (g) its interests in the Los Tapados Claims were free and clear of all liens, encumbrances, and other third party rights arising by, through, or under it, and to the best of its knowledge and belief were free of all other third party rights or defects, except those described in Part I of Exhibit A;
     (h) it was and as at the date hereof it is a corporation duly incorporated and in good standing in Peru, and is qualified to do business and is in good standing in any jurisdiction where necessary in order to carry out the purposes of the 1996 Agreement and this Restated Agreement, as the case may be;
     (i) it was and as at the date hereof it is a wholly-owned subsidiary of Solitario Resources Corporation;
     (j) it has the capacity to enter into and perform this Restated Agreement and all transactions contemplated herein, and that all corporate and other actions required to authorize it to enter into and perform this Restated Agreement have been properly taken;
     (k) it will not breach any other agreement or arrangement to which it is a party or by which it is bound by entering into or performing this Restated Agreement;
     (l) this Restated Agreement has been duly executed and delivered by it and is valid and binding upon it in accordance with its terms;
     (m) to the best of its knowledge and belief, it has done nothing that could give rise to a reasonable cause of action that materially affects its right, title and interest in the Properties;
     (n) except as permitted by this Restated Agreement, it will not encumber its interests in the Properties;
     (o) it will protect, indemnify and hold Cominco Peru and its affiliates harmless from and against any and all Claims and Damages (hereinafter defined) arising out of or in connection with any breach of the representations or warranties made under this Restated Agreement; provided further, that Los Tapados shall also pay reasonable attorneys fees and court costs incurred by Cominco Peru with respect to such Claims and Damages unless Los Tapados agrees to and diligently defends, using counsel agreed to in advance by Cominco Peru, against any such Claims or Damages asserted against or imposed on Cominco Peru;
     (p) for purposes hereof, "Claims" means: (A) claims, demands and legal, administrative, or arbitration proceedings of any nature, that are threatened, asserted or instituted against a party, regardless of whether arising from injury, death, tort, breach of contract, violations of laws, or otherwise, and regardless of whether a party believes such claim, demand, or proceeding is justified, and (B) the incident or event that resulted, or that a party should reasonably believe could result, in such claim, demand, or proceeding; and
     (q) for purposes hereof, "Damages" means damages or other obligations of any nature, except loss of profits or consequential or special damages, resulting from any Claim, including, without limitation liabilities, losses, costs, penalties (civil or criminal), expenses, judgments, fines, settlements, reasonable attorneys' fees, and other related expenses of any nature.
2. Representations by Cominco Peru. Cominco Peru warrants, represents and covenants that as at the date hereof:
     (a) it owns the claims described in Part II of Exhibit A (the "Cominco Peru Claims") within the Area of Interest which had been granted to it by the government of Peru or the application for title to which claims was pending with the government of Peru, and there were no underlying leases to such claims;
     (b) the mineral estate underlying the Cominco Peru Claims was in good standing subsequent to the time it acquired them;
     (c) its interests in the Cominco Peru Claims were free and clear of all liens, encumbrances, and other third party rights arising by, through, or under it, and to the best of its knowledge and belief were free of all other third party rights or defects, except those described in Part II of Exhibit A;
     (d) it was and as at the date hereof it is a limited liability partnership duly incorporated and in good standing in Peru, and is qualified to do business and is in good standing (or promptly after execution of this Restated Agreement will become qualified and in good standing) in any jurisdiction where necessary in order to carry out the purposes of this Restated Agreement;
     (e) it has the capacity to enter into and perform this Restated Agreement and all transactions contemplated herein, and that all corporate and other actions required to authorize it to enter into and perform this Restated Agreement have been properly taken;
     (f) it will not breach any other agreement or arrangement to which it is a party or by which it is bound by entering into or performing this Restated Agreement;
     (g) this Restated Agreement has been duly executed and delivered by it and is valid and binding upon it in accordance with its terms;
     (h) except as permitted by this Restated Agreement, it will not encumber its contingent interests in the Properties; and
     (i) it will protect, indemnify and hold Los Tapados and its affiliates harmless from and against any and all Claims and Damages arising out of or in connection with any breach of the representations or warranties made under this Restated Agreement; provided further, that Cominco Peru shall also pay attorneys fees and court costs incurred by Los Tapados with respect to such Claims and Damages, as defined in paragraphs 1(p) and (q), unless Cominco Peru agrees to and diligently defends against any such Claims or Damages asserted against or imposed on Los Tapados.
3. Area of Interest/Vesting. From the date of this Restated Agreement, the Area of Interest shall be as described in Exhibit A attached to this Restated Agreement. Within that Area of Interest, Cominco Peru and Los Tapados hold those mineral properties or interests in mineral properties set opposite their names in Exhibit A to this Restated Agreement. Following signing of this Restated Agreement:
     (a) Cominco Peru, on behalf of itself and Los Tapados, shall cause a new company to be incorporated forthwith under the laws of Peru with bylaws of Newco which are consistent with the terms and intent of this Restated Agreement and agreed between the parties, acting reasonably; and failing agreement by final and binding arbitration, commenced by either party, in accordance with the rules of arbitration of the Reglamento del Centro de Conciliacion y Arbitraje Nacional e Internacional of the Camara de Comercio de Lima (Lima's Chamber of Commerce). Newco will be incorporated for the purpose of holding title to the Property which it will hold in trust for Cominco Peru and Los Tapados as their interests may be under this Restated Agreement and, upon its incorporation, will sign and become a party to this Restated Agreement. From the outset, and continuing for as long as the Assignment Agreement further described in 3(c) below remains in effect, Cominco Peru shall own a 65% interest both in any production from the Property and in the shares of Newco, and Los Tapados shall own a 35% interest both in any production from the Property and in the shares of Newco;
     (b) Los Tapados and Cominco Peru will transfer any mineral titles which are currently in their name as set out in Exhibit A, to Newco, except those claims of Los Tapados labelled the Soloco claims in Exhibit A. Any new titles acquired within the Area of Interest by either Los Tapados or Cominco Peru would be transferred to Newco;
     (c) the parties agree that after its incorporation, Newco shall enter into an Assignment Agreement which assigns exclusive exploration, development and mining rights and obligations with respect to the Property to Cominco Peru for a term lasting until the parties agree, as contemplated in paragraph 3(e) that the unincorporated joint venture be terminated and that the Property be operated through Newco. As consideration of Newco's assignment of its rights to Cominco Peru, Cominco shall covenant to do such work and pay such taxes and rentals as may be necessary to keep the Property in good standing and provide such funds to Newco as may be necessary for it to maintain its corporate existence;
     (d) if Cominco Peru does not make the payments or complete the expenditures and commitments contemplated in paragraph 4 of this Restated Agreement, or cause Newco to take such actions, it will promptly transfer the shares it holds in Newco to Los Tapados or its nominee;
     (e) it is anticipated that, prior to a production decision, Newco will not carry on any operations itself. However, at the time a feasibility study is being undertaken on the Property, the parties will consult and negotiate in good faith to determine the most appropriate legal structure under which to continue operations and development of the Property. The parties may consider whether from a taxation, investment and logistics standpoint it would be most appropriate to operate the Property through Newco or to continue the unincorporated joint venture.
If the parties are unable to agree on a change in the structure within 60 days of approval of the feasibility study program, the Property will continue to be developed within the unincorporated joint venture as contemplated in paragraphs 15 to 35. If the parties agree to operate the Property through Newco, Newco will assume the exclusive exploration, development and mining rights and obligations with respect to the Properties. In any case, both parties agree to cooperate in good faith to negotiate and sign a detailed operating agreement that reflects the terms and intent of this Restated Agreement;
     (f) it is further agreed if either party stakes or acquires any surface, mineral or water rights partially or entirely within the Area of Interest during the term of this Restated Agreement, it shall notify the other party, which shall have 30 days following its receipt of such notice within which to elect whether to have all such rights (i.e., those within and those outside of the Area of Interest) transferred to Newco and made subject to this Restated Agreement. If the other party declines to have such rights made subject to this Restated Agreement, the acquiring party shall own such interests free and clear of this Restated Agreement. If the other party elects to have such rights made subject to this Restated Agreement, then Newco shall promptly reimburse the acquiring party for all reasonable acquisition costs, which costs will be credited against the Expenditures under this Restated Agreement. This Restated Agreement shall not restrict the rights of either party to acquire for its own account, free and clear of this Restated Agreement, property or water rights outside the Area of Interest; and
     (g) if Cominco Peru for any reason fails to make the cash payments to Los Tapados or to incur the expenditures contemplated in paragraph 4, then it will forfeit to Newco all its property interests in the Area of Interest theretofore acquired, which interests shall belong solely to Newco; Cominco Peru shall transfer all the shares it holds in Newco to Los Tapados or its nominee and paragraph 3(f) shall remain binding on Comincu Peru for 18 months after this Restated Agreement terminates. During said 18 months, Cominco Peru shall promptly notify Los Tapados of any acquisitions it makes in the Area of Interest; and if within 30 days following such notice Los Tapados elects to acquire such interest, then Cominco Peru shall assign all of its right, title and interest in such acquisition to Newco in consideration for Newco reimbursing Cominco Peru its actual out-of-pocket acquisition costs.
4. Carried Costs. In order to maintain its interest under this Restated Agreement in good standing, Cominco Peru will make payments to Los Tapados and will incur expenditures on the Property as follows:
     (a) as consideration for Los Tapados amending the 1996 Agreement, Cominco Peru shall make the payments to Los Tapados on or before January 31 in each year from and including 1999 to and including the date Cominco Peru makes a decision to place the Property into commercial production by building a mine in accordance with the feasibility study referred to in paragraph 8, which payments shall be calculated according to the Zinc Price in the preceding year on the basis of the following schedule:
           Zinc Price    Payment
     <510 US$  100,000
     510-550   US$  200,000
     550-600   US$  300,000
     600-higher     US$  500,000
          "Zinc Price" means the average of the Official Monthly Average Settlement Price per pound for zinc quoted on the London Metals Exchange for each month in the year in question;
     (b) Cominco Peru shall incur the following cumulative expenditures, as defined in paragraph 12, on or before the following dates, excluding all expenditures made prior to January 1, 1999:
          On or Before        Cumulative Expenditures (US$)
     January 31, 1999    $    100,000   (firm)
January 31, 2000    $    2,500,000 (optional)
January 31, 2001    $    5,000,000 (optional)
January 31, 2002    $    7,500,000 (optional)
January 31, 2003    $    12,000,000     (optional)
January 31, 2004    $    17,000,000     (optional)
which expenditures are inclusive of the payment made to Los Tapados under paragraph 4(a) in that year. The expenditures or work done on the Property in each calendar year of 1999 to 2003 inclusive must include a minimum of 3,000 metres of drilling and/or underground development where one metre of underground development equals or is equivalent to 3 metres of drilling; and
     (c) after January 31, 2004 and prior to making a production decision, Cominco Peru shall incur in each calendar year minimum expenditures in an amount equivalent to US $1 million less the annual payment calculated according to paragraph 4(a) and fund a feasibility study as described in paragraph 8.
     By December 31 in each year from 1999 to such time as a production decision is made, Cominco Peru will deliver notice to Los Tapados committing to incur the expenditures set out to be incurred for the next year. If Cominco Peru fails to deliver that commitment notice, then this Restated Agreement will terminate as of January 31 in that next year.
5. Cash in Lieu of Expenditure Shortfall. If Cominco Peru fails to incur the expenditures contemplated in paragraph 4(b) or 4(c) by the due dates listed it may pay an amount equal to the shortfall in expenditures to Los Tapados within 30 days of the listed due date. Any payment so made shall be deemed to be Expenditures duly and properly incurred and the option shall remain in good standing.
6. Carry Forward of Vesting Expenditures. If Cominco Peru has completed a feasibility study as contemplated in paragraph 8 prior to having incurred the expenditures contemplated in paragraph 4(b), it will fund the balance of those expenditures as the first mine construction costs (which balance shall not be subject to recovery by Cominco Peru under paragraph 23). If, prior to completing the expenditures contemplated in paragraph 4(b) Cominco Peru notifies Los Tapados that it proposes promptly to commence carrying out a feasibility study, the time limit established above for Cominco Peru to complete those expenditures shall be extended to permit Cominco Peru to complete the study and consider a production decision.
7.   Place of Payment to Los Tapados.   All payments payable
hereunder to Los Tapados shall be paid by Cominco Peru to Los Tapados for credit to Los Tapados' account as follows:
               Norwest Bank Denver
               1740 Broadway
               Denver, CO 80274
               ABA #102000076
               Solitario Resources Corporation
               Account 1018025012 for benefit of Los Tapados
     or such other bank, branch and account number as Los Tapados may give notice to Cominco Peru.
8. Feasibility Study. Cominco Peru may carry out such exploration programs and fund 100% of the costs of these programs so as to complete a feasibility study and make a production decision. Upon completion of the feasibility study Cominco Peru shall deliver a copy to Los Tapados.
     For purposes of this Restated Agreement, "feasibility study" means a written report on work performed on the Property, which report shall include but is not necessarily limited to an analysis of the economic and commercial viability of removing mineral products from the Property, transforming such products into marketable products and marketing such products. The report shall examine the following matters in such form and to such detail as Cominco Peru, acting reasonably, considers suitable to present to third party lending institutions if it decided to seek debt financing for a mine:
     (a) the estimated indicated and inferred mineral reserves contained within a mineral deposit on the Property, including the tonnage, quality and description of the manner in which such reserves were calculated and estimated;
     (b) a description of the procedures to be followed for developing and mining the deposit and a detailed timetable for the construction, start-up and production on a commercial basis of the project;
     (c) a metallurgical report based upon, at a minimum, laboratory tests of ore samples which report sets forth and demonstrates the metallurgical feasibility of producing a salable product;
     (d) detailed estimates of the costs of pre-production development and construction of production facilities;
     (e) the estimated annual capital and operating budgets (in constant currency amounts) covering the anticipated expenditures to perform the construction, start-up and production on a commercial basis of the project;
     (f) projected discounted cash flow based rates of return on the investment for the entire project estimated to be earned from the commercial production contemplated by the report; and
     (g) the estimated total investment which, in addition to the costs described in d) above, shall also include the funds required for start-up costs and working capital, and the return shall be based on the receipt of operating cash flow before the payment of taxes on income or any allowances for such taxes.
     Cominco Peru shall be released from making further payments or incurring further expenditures under paragraph 4 by delivering a notice to Los Tapados that Cominco Peru has decided to place the Property into commercial production in a timely manner by constructing a mine in accordance with a feasibility study delivered by Cominco Peru. If Cominco Peru has not completed funding all expenditures under paragraph 4 prior to a production decision, it shall incur the balance as first mine construction costs.
9. Technical Committee. Prior to Cominco Peru making a production decision as contemplated in paragraph 8, there shall be a Technical Committee established, comprised of two nominees from each of Cominco Peru and Los Tapados, for the purpose of reviewing programs proposed by Cominco Peru and receiving the results of completed programs. It is intended that the management committee shall consult frequently and meet in formal session at least once in each year on call by the operator. However, either party shall have the right to call a meeting on at least 10 days notice; provided however, that meetings to discuss matters of an emergency nature may be called on 24 hours notice, but the parties shall use their best efforts to meet, either in person or by phone, as promptly as possible regarding emergency matters.
10. Exploration Programs During Option Term. Prior to Cominco Peru making a production decision as contemplated in paragraph 8, Cominco Peru will design and fund work programs to be carried out on the Property. Prior to commencing a program, Cominco Peru shall present the program's work plan and budget to the technical committee. Cominco Peru shall have the sole right to approve programs during the option term but it shall give due consideration to comments made by Los Tapados.
11. Possession, Reporting and Access. During the term of this Restated Agreement, Cominco Peru will:
     (a) have the sole and exclusive possession of the Property and right to do work and explore the Property and to fund Expenditures;
     (b) perform its obligations and conduct all operations in a workmanlike and commercially reasonable manner, in accordance with sound mining, engineering and processing methods and practices;
     (c) keep the Property free and clear from any liens or encumbrances relating to its work on the Property and keep the title to the Property in good standing;
     (d) provide Los Tapados with regular progress reports during periods of active exploration and with an annual summary of the work performed and the results obtained. Cominco Peru shall make available to Los Tapados, upon request, all available back-up data including any drill records, assays, maps, plans and all other relevant factual information and materials not previously delivered;
     (e) maintain accounts of its Expenditures in accordance with accounting principles generally accepted in the mining industry and in a manner consistent with the accounts it maintains for its other joint venture projects; and
     (f) for purposes of calculating expenditures, convert to US dollars any amounts incurred in non-US dollar currency on a basis consistent with the basis it uses for its other projects, using officially recognized exchange rates.
     Los Tapados will have access to the Property, at its sole cost and risk, at all reasonable times.
12. Expenditures Defined. For purposes of this Restated Agreement, "expenditures" incurred prior to Cominco Peru making a production decision as contemplated in paragraph 8 shall mean:
     (a) all costs, expenses, charges and outlays, direct and indirect, made or incurred by Cominco Peru on or in respect of the Property from the date of this Restated Agreement, including, without limiting generality, the costs of exploring a Property; metallurgical testing; metallurgical and economic studies; feasibility studies; engineering; permitting, mine development costs and reclamation;
     (b) an operator's fee for administrative services, head office overhead, use of the corporate infrastructure, and other general services provided by Cominco Peru and its affiliated corporations including but not limited to costs for officers and their expenses, secretarial work, legal, accounting, human resources, insurance, taxes, payroll, data processing, employee benefit administration, office rents, office supplies, and other expenditures made for the benefit of the exploration work, and not recovered directly in (a) above, which charge shall be that percentage of the costs set out in (a) above as follows:
          (i) 10% of costs incurred between the date of this Restated Agreement and the date a production decision is made, except
          (ii) where there is a third party contract having a contract price in excess of $100,000, the operator's fee shall be reduced to 5% on that portion of the contract price in excess of $100,000.
13. Termination of Option. If Cominco Peru transfers all of the shares it holds in Newco to Solitario as a result of paragraph 3(c), Cominco Peru shall have no further obligations, financial or otherwise except that it shall:
     (a) leave the Property in the same general condition as at the commencement of this Restated Agreement;
     (b) deliver to Los Tapados, all information and data obtained from the Property, including information files, maps, drawings and analytical reports;
     (c) have paid all its contractors and suppliers so that no liens attach to the Property; and
     (d) pay Los Tapados any and all amounts that became due and payable to Los Tapados, or otherwise accrued in favour of Los Tapados, prior to the effective date of the termination.
14.  Not used.
Joint Venture Terms
15. Formation of JV. Upon Cominco Peru making a production decision as contemplated in paragraph 8, a joint venture will be formed. The joint venture shall be governed by the following terms.
16. Management Committee. Upon the joint venture formation, a management committee will be formed to take the place of the technical committee. The management committee will be comprised of three representatives of the party with or earning majority interest and two representatives of the other party. Each representative shall have an alternate who can act in the absence of the appointed representative. From the formation of the joint venture the management committee shall have full power and authority to make all decisions respecting the development and exploitation of the Property. It is intended that the management committee shall meet in formal session at least once in each year on call by the operator, though the non-operator shall be entitled to request a meeting, in which case the operator shall call one promptly. Management committee decisions will be made by simple majority.
17. Initial JV Operator. Cominco Peru will be the operator of the joint venture.
18. Election to Contribute to Production Decision. The management committee shall meet promptly upon formation of the joint venture to review Cominco Peru's production decision contemplated in paragraph 8. Each party is entitled to elect, upon notice to the operator within 60 days after the date of that management committee meeting, to participate at its then percentage interest in the construction and operating costs required to construct and operate the mine. If Los Tapados elects to participate and contribute its proportionate share of mine construction costs and wishes to have Cominco Peru market Los Tapados' share of minerals to be produced from the mine, it may request, and the parties shall thereupon negotiate in good faith, a sales agency agreement. A party electing not to participate will receive a 10% net profits interest.
19. Funding of Mine Construction Costs. Each party shall separately fund its share of the mine construction cost which it has elected to contribute. Except as for mine financing or with the consent of all parties, no party shall pledge, charge or otherwise encumber its interest in the Property. If Cominco Peru arranges Los Tapados' share of debt financing as contemplated in paragraph 20, Los Tapados shall pledge its interest in the Property to secure that debt. Unless otherwise agreed by the parties, all mine construction costs will be financed through as high a proportion of third party debt as may be obtained on reasonable commercial terms and the balance by way of equity. The parties acknowledge that in order to secure debt financing the lender may require a guaranty of mechanical completion of the mine and processing facilities ("Technical Guaranty") and a political risk insurance or sponsor guaranty ("Political Risk Insurance").
20. Financing Los Tapados' Interest. If within the 60-day period following that initial 60-day period contemplated in paragraph 18, Los Tapados is unable to obtain third party financing for its entire share of costs on terms that it considers commercially reasonable, then at Los Tapados' request made within that 60-day period, Cominco Peru shall provide funding for Los Tapados' entire share of the program and budget. Said funding must be provided either by Cominco Peru or an affiliate, or by third party financing arranged by Cominco Peru in the same proportions as between equity and debt as Cominco Peru is financing its own share of mine construction costs and, as to the debt portion, on the same terms as Cominco Peru obtains for its debt portion. If required by the lenders of the debt portion, any Technical Guaranty and Political Risk Guaranty will be provided by Cominco Peru or an affiliate (as required by the lender).
     If Cominco Peru provides Los Tapados' share of equity financing it shall be entitled to recover, under paragraph 23, the amount advanced plus interest at an annual rate of LIBOR plus four percent, compounded monthly.
     If Cominco Peru arranges a Technical Guaranty, then Los Tapados shall pay Cominco Peru (or the affiliate) a fee of one percent per annum calculated on a monthly basis for the past year on the average debt outstanding during the month and accumulated for the year.
     If Cominco Peru arranges or provides Political Risk Insurance, then Los Tapados shall pay as follows:
     (a) if Cominco Peru arranges political risk insurance through a third party insurer and is permitted to capitalize the premiums under the loan facility for the debt portion of the project, the premiums will be recovered under paragraph 23 as if they were debt financing;
     (b) if Cominco Peru either arranges political risk insurance through a third party insurer but is not able to capitalize the premiums as contemplated in paragraph 20(a), Los Tapados shall pay to Cominco Peru Los Tapados' prorata share of the third party insurance premiums paid by Cominco Peru; and
     (c) if Cominco Peru determines, in its sole discretion, to provide a sponsor guaranty in lieu of third party political risk insurance, Cominco Peru shall be entitled to establish a reasonable fee, based upon a representative survey to be conducted on behalf of Cominco Peru by Marsh and McLennan of fees charged to comparable projects by third party insurers, to be calculated on the same basis as the fee for the Technical Guaranty.
     Fees payable to Cominco Peru under this paragraph shall be paid within 30 days after Cominco Peru's invoice therefor.
21. Mine Plans. A mine shall be operated on the basis of a long term mining plan, to be reviewed annually, and annual operating budgets approved by the management committee.
22. Marketing of Production. Each party which is contributing to mine construction costs shall be entitled to take in kind and market a share of the minerals produced from the mine which is proportionate to its contribution level. If Cominco Peru has arranged financing for Los Tapados as contemplated in paragraph 16, Cominco Peru shall be entitled to take and market all of the minerals produced from the mine and to pay the costs and distribute the net proceeds all as contemplated in paragraph 23 below, and following the Recovery Date, Los Tapados would then be entitled to take in kind and market its proportionate share of production. Any non-arms length transaction may be consummated only if it is at a price and on terms, including payment terms, substantially equivalent to those which would apply to an arm's length transaction involving comparable quantity, quality and terms of sale. Cominco Peru and Los Tapados agree to consider, in good faith, arrangements whereby Cominco Peru may become the sales agent for Los Tapados.
23. Recovery of Cominco Peru Costs - Recovery Date Defined. If Cominco Peru arranges any portion of Los Tapados' share of financing as contemplated in paragraph 20, the cash flows from the sale of minerals produced from the Property will generally be used to pay the costs of operating the mine, marketing production and services, the project debt and any balance remaining will be divided as follows to permit Cominco Peru to recover the equity financing provided on behalf of Los Tapados while providing some early returns to Los Tapados. Initial cash flows from sales of product from the mine will be used to pay operating, marketing and distribution costs; taxes (other than income taxes) and royalties; any debt financing which has been arranged for mine construction; any advances Cominco Peru has made to cover sustaining capital requirements or operating losses during the "cost recovery" period; and the administrative charge contemplated on costs incurred. Until the date (called the "Recovery Date") by which Cominco Peru has recovered the costs set out in paragraph (a) below, any net proceeds which remain after paying the costs referred to in the preceding sentence shall be divided as follows:
     (a) 80 % of net proceeds otherwise payable to Los Tapados (80% of 35% of total net proceeds) shall be paid to Cominco Peru so that it may recover those expenditures (excluding the cash payments to Los Tapados or its designee) which are in excess of the expenditures incurred by Cominco Peru under paragraph 4(b); the administrative charges contemplated and any equity financing of mine construction costs which Cominco Peru has provided for Los Tapados' account as contemplated in paragraph 20, together with the interest contemplated in paragraph 20. Cominco Peru shall provide an accounting, no less than quarterly, of amounts financed for Los Tapados;
     (b) 20% of net proceeds otherwise payable to Los Tapados (20% of 35% of total net proceeds) shall be paid to Los Tapados.
24. Costs Defined. For purposes of this Restated Agreement, "costs" incurred from joint venture formation include:
     (a) all costs, expenses, charges and outlays, direct and indirect, made or incurred by the operator on or in respect of the Property from the date the joint venture is formed, including, without limiting generality, the costs of engineering; permitting; construction and purchase of plant and infrastructure; operating the mine, mining; milling; transportation; and reclamation; and
     (b) an operator's fee of 3% of costs incurred after the production decision date for administrative services, head office overhead, use of the corporate infrastructure, and other general services provided by the operator and its affiliated corporations including but not limited to costs for officers and their expenses, secretarial work, legal, accounting, human resources, insurance, taxes, payroll, data processing, employee benefit administration, office rents, office supplies, and other expenditures made for the benefit of mine construction and operation, and not recovered directly in (a) above. The operator's fee is intended to allow the operator to recover its costs, not to permit the operator to make a profit.
25. Payment of Operating Costs. If following the Recovery Date the operator anticipates that operating losses will occur or sustaining capital contributions will be necessary, it will advise the parties. Following the Recovery Date, the operator shall be entitled to invoice each party for its share of any operating losses or sustaining capital requirements. If a party does not pay the amount invoiced within 30 days, the amount will then commence to accrue interest at prime plus two percent.
26. Indemnification of Operator. Each party, in proportion to its interest at the date the indemnification occurred, shall indemnify and save the operator harmless from and against any loss, liability, claim, demand, damage, expense, injury and death (including, without limiting the generality of the foregoing, legal fees) (collectively the "Claims") resulting from any acts or omissions of the operator or its officers, employees or agents. However, the operator shall not be indemnified for Claims resulting from the negligence or wilful misconduct of the operator or its officers, employees or agents. An act or omission of the operator or its officers, employees or agents done or omitted to be done:
     (a) at the direction, or within the scope of the direction, or with the concurrence of the Management Committee; or
     (b) unilaterally and in good faith by the operator to protect life or Property;
     shall be deemed not to be negligence or wilful misconduct provided that the operator has otherwise performed its duties and obligations as contemplated in paragraph 11(b). The operator shall not be liable to any other party nor shall any party be liable to the operator in contract, tort or otherwise for special or consequential damages, including, without limiting the generality of the foregoing, loss of profits or revenues.
Terms Applicable to Both the Option and Joint Venture
The following terms apply to both the option and joint venture phases:
27. Right of First Offer. Prior to Cominco Peru making a production decision as contemplated in paragraph 8, neither party shall encumber its interest in the Property. A party may sell or dispose of its interest in the Property or this Agreement but subject to a right of first offer in favour of the other party. That is: a party wishing to dispose of its interest will offer to sell it to the other party for a price and on terms which the disposing party establishes. If the other party does not accept within 30 days the disposing party shall thereafter have 180 days to dispose of those interest for the same or greater price and on the same terms or terms no more favourable to the third party. The right of first offer shall not apply to transfers to affiliated corporations.
28. No Partnership. The rights and obligations of the parties shall be several and the parties shall hold their interest in the Property as tenants in common. No party shall institute any proceedings to partition the Property. Nothing contained in this Agreement shall be construed as creating a legal partnership or in imposing any fiduciary duty on any party.
29. Tax Benefits. Costs incurred under the joint venture shall be for the account of the party incurring the same and it shall be entitled to all tax benefits with respect thereto.
30. Force Majeure. A party shall be entitled to claim force majeure if it is delayed or prevented from performing any obligation by reason of any cause, excluding lack of finances, beyond its reasonable control. A cause beyond a party's reasonable control includes but is not limited to acts of god, insurrection and terrorism. Cominco Peru may not assert force majeure as a means of avoiding its payment obligations to Los Tapados.
31. Press Releases. A party proposing a press release relating to the Property shall provide a copy to the other party for its information prior to release.
32. Further Assurances. Each of the parties shall do all such further acts and execute and deliver such further deeds and documents as shall be reasonably required in order fully to perform the terms of this Agreement.
33. Entire Agreement. This is the entire agreement between the parties relating to the Property and supersedes all previous negotiations and communications. Without limiting generality, this Agreement supersedes the confidentiality agreements between the parties or their affiliates dated November 8, 1996 and September 9, 1998, provided that if this Agreement terminates the confidentiality agreements shall continue to apply with respect to any unexpired terms.
34. Captions. The captions in this Agreement have been provided for ease of reference and shall be disregarded in interpreting this Agreement.
35. Governing Law. This Agreement shall be interpreted in accordance with and governed by the laws of British Columbia, provided that all procedural matters regarding the Property and carrying out of work programs will be governed by the laws of Peru.
If the terms set out above are satisfactory please sign both copies of this Agreement and return one copy to me. Upon receipt of the signed copy this Agreement shall become binding and enforceable as aforesaid and will continue in effect until such time as it is replaced by a more formal and comprehensive agreement to be prepared by Cominco.
Yours truly,


By:
     Jon A. Collins
     Vice-President, Exploration,
     Cominco Ltd.
     on behalf of Cominco Peru s.r.l.


     AGREED:


     By:
          Christopher E. Herald
          President, Solitario Resources Corporation,
          on behalf of
          Minera Los Tapados S.A.
                  Exhibit 10.19
SOLOCO

EARN-IN, EXPLORATION AND EXPLOITATION AGREEMENT

Billiton Exploration and Mining Peru B.V. sucursal Peruana
Compania Minera Los Tapados S.A.

Soloco Joint Venture

CONTENTS

SECTION

DEFINITIONS AND INTERPRETATIONS
JOINT VENTURE; PURPOSES
TERM
INITIAL CONTRIBUTIONS AND INTERESTS; COVENANTS AND
CONDITIONS
STAGE TWO; EARNING OF PARTICIPATING INTEREST
RELATIONSHIP OF PARTIES; EXPENSES; OWNERSHIP
JOINT VENTURE COMPANY
OPERATOR
TECHNICAL COMMITTEE
PROGRAMS AND BUDGETS; FEASIBILITY STUDY; ELECTIONS
CHANGES IN PARTICIPATING INTERESTS
PROPERTY PROVISIONS
REPRESENTATIONS AND WARRANTIES; LIABILITY
PROVISIONS
ASSIGNMENT AND RIGHT OF FIRST REFUSAL
ACCESS; CONFIDENTIALITY
TERMINATION
NOTICES
GOVERNING LAW; ARBITRATION
CONSTRUCTION

ATTACHMENTS

Attachment I   The Letter of intent
Attachment II  (1)  Opcion de Transferencia
     (2)  Servidumbre
Attachment     (1)  Location Map of the Soloco Property
     (2)  Details of the concessions forming the Soloco Property
Attachment IV  Articles of incorporation of Minera Soloco S.A.
Attachment V   Form of Deed of Pledge
Attachment Vl  Health, Safety and Environmental (HSE) Policy

Attachment Vll Powers of Attorney

Attachment VIII Net Profits interest

Soloco Joint Venture

THIS AGREEMENT is made and entered into on October 7th 1998, between:

Compania Minera Los Tapados S.A., a subsidiary of Solitario
Resources Corporation,
incorporated according to the laws of Peru and having its registered of fice at Los Tucanes No. 234, San Isidro, Lima (hereinafter referred to as 'Los Tapados'), duly represented by Mr. Walter H. Hunt pursuant to a Board Resolution, by virtue of a Power of Attorney attached hereto as Attachment Vll, and

Billiton Exploration and Mining Peru B.V., a Billiton Group company, incorporated according to the laws of the Netherlands, acting through its Peruvian branch, Billiton
Exploration and Mining Peru B.V. Sucursal Peruana
(hereinafter referred to as Billiton=), with registered office at Los Naranjos 351, San Isidro, Lima duly represented by Mr. Alan Carter and Mr. Jonathan Hany Coates by virtue of the
Power of Attorney attached hereto as Attachment
Vll.

WHEREAS:

a. Los Tapados has entered into a certain lease and option to purchase agreement, a Contrato de Opcion de Tranferencia, dated September 11, 1997, hereinafter referred to as the
Opcion de Transferencia' attached hereto as Attachment 11(1), with Sr. Manuel Andres
Quiroz Diaz, hereinafter refenred to as "the Owner';

b. In terms of the Opcion de Transferencia, the Owner has granted Los Tapados the right to purchase the concessions spanning approximately 37 square kilometres in the Amazonas region of Peni, hereinafler referred to as the Soloco Property, as shown in Attachment lil, as well as extended a lease of the Soloco Property to Los Tapados enabling Los Tapados to explore the Soloco Properly;

c.   Los Tapados has entered into a certain Constitucion de
Servidumbre dated December 13,

1997, hereinafler referred to as the Servidumbre', with the community of San Miguel de
Soloco, attached hereto as Attachment II (2), in terms of which Los Tapados has secured access to the Soloco Property in accordance with the Peruvian
Civil Code and Mining Code
with respect to activities including but not limited to prospecting, exploring and exploiting of minerals;

d. Los Tapados transferred and assigned all of its rights and obligations under the Opcion de

Transferencia to Compaf ia Minera Soloco S.A., a company incorporated by Los Tapados under the laws of Peru, currently with registered of fice at Los
Tucanes No. 234, San Isidro,
Lima, hereinafler referred to as'the Company~, and

e. Pursuant to a Letter of intent dated August 31, 1998, attached hereto as Attachment I, Los

Tapados is willing to grant and Billiton wishes to acquire the right to eam an interest in the Soloco Properly and parties wish to enter into this Agreement for the purpose of conducting mineral exploration and, if feasible, mining mineral deposits in the Soloco Properly on temms and for considerations as further set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, the Parties agree as follows:

Sdoco J~nt V0ntons

1.   DEFINITIONS AND INTERPRETATIONS

1.1 Whenever used in this Agreement, the terms set forth below shall have the meanings assigned to them in this Section 1.1. Such meanings shall apply equally to the singular and plural forms of these terms. Unless otherwise expressly specified therein, the terms defined in this Section 1.1 shall have the same meanings when used in any attachments to this
Agreement.

"Affiliate" shall mean, in relation to Los Tapados, any persons or companies other than Los Tapados, directly or indirectly controlled by Solitario Resources Corp., and when used in relation to Billiton, any company other than Billiton Exploration and Mining Peru B.V., directly or indirectly controlled by Billiton
Plc. For the purpose of this deEnition:

(i) a particular company shall be directly controlled by another company or companies that either, beneficially own(s) shares carrying in the aggregate the majority of votes exercisable at general meetings of the particular company, or possess(es), directly or indirectly, and can and do(es) exercise the power to direct or cause direction of management and policies through ownership of voting securities, contract, voting trust or otherwise; and

(ii) a particular company shall be indirectly controlled by a company or companies

(hereinafler in this definition called the parent company or companies'), if a series of companies can be specified beginning with the parent company or companies, and ending with such particular company which shall be so related that each company of the series, except the parent company or companies shall be directly controlled by one or more of the companies earlier in the series.

"Agreement" shall mean this agreement and all attachments to it, which Attachments are incorporated into this Agreement by this reference. To the extent that the terms and provisions of this Agreement are in conflict with the terms and provisions of any such Attachment, this Agreement shall prevail.

"Assets" shall mean and include the Soloco Property and all tangible and intangible assets (including but not limited to personal property) obtained by acquisition, lease, license or any other manner, in connection with and in furtherance of Operations, including the proceeds, profits, benefits and increments and all Data, reports and other data or information that result from Operations, provided that all analysis and related methodologies performed, undertaken, developed or used by Billiton, Billiton Plc, or any Afffiliates of Billiton in respect of the Data and any and all know-how or other intellectual property of any nature whatsoever owned or used by the Billiton Group ("the Billiton Proprietary information') shall under no circumstances constitute or form part of the Assets.

"Board" shall mean the Board of Directors of the Company;

"Budget" shall mean a detailed projection of estimated costs and expenses required for any Operations during a Budget Period.

"Budget Period" shall mean a period of one year commencing on 1st
January and ending on 31S'
December of the following year. The first Budget Period shall be the initial period from the Effective Date until 31S' December 1999.

"Cash Calls" shall have the meaning as set forth in Section 10.2.

"Company" shall mean Compafiia Minera Soloco S.A. or such company to be established by Los
Tapados that will be exclusively dedicated to holding the rights and obligations of the Opcion de
Transferencia and, subject and subsequent to Billiton's decision to exercise the option to purchase contained in the Opcion de Transferencia, the Soloco Property.

Soloco J~nt V0ntons

"Data" shall mean data and information conceming exploration within the Soloco Property, including but not limited to the following: all logs and drill hole records; maps showing the location of all holes drilled; all land surveys
(including both maps and a listing of coordinates); all analytical and interpretative data and information (including without limitation all chemical or other assays); all geophysical records; all ore reserve and Feasibility Studies; and all other similar records whatever their fomm and nature.

"Development" shall mean all activib or work to be conducted following approval of the Feasibility Study and continuing until the Mine described by the Feasibility Study achieves commercial production and shall include but not be limited to all preparations for the removal and recovery of Minerals, the construction, erection, installation and equipping of a Mine and associated facilities, and any major Mine Development for a substantial expansion of an existing Mine.

"Eaming Period" shall mean the period starting on the Effective
Date comprising of Stage One and Stage Two and ending upon Billiton earning a 60% (sixty percent) Participating
Interest or alternatively, after having eamed a 700/O
(seventy percent) Participating interest pursuant to Section 5.

"Effective Date" shall mean, notwithstanding the date hereof, August 31, 1998.

"Expenses" shall mean all costs, expenses and liabilities accnuing or resulting from Operations, including but not limited to administrative, auditing and/or legal costs, claim fees (hereinafler referred to as ~derechos de vigencia') with respect to the Soloco Property as well as tax burdens and other governmental levies related to or derived from Operations. For the avoidance of doubt, Expenses shall inciude payments to the Owner under the Opcion de
Transferencia and payments to the community of San Miguel de Soloco under the Servidumbre. During the Eaming
Period, all Expenses expended by Billiton qualify towards Billiton's right to earn Participating interest hereunder.
Head offce, overhead and other indirect costs incurred by Billiton during the Earning Period or the Operator thereafter in connection with Operations shall constitute Expenses, provided such costs are not in excess of 10%
(ten) percent of the total Expenses of the Budget Period to which such costs relate. Contributions by Parties to the Company towards Expenses, included but not limited to payments of Cash Calls, shall, unless Parties expressly agree otherwise, be initially recorded in the accounts of the Company as debts owing to the relevant Party and on June 30 of every year be capitalised. On January 20 following the end of each year during the Earning Period, both
Parties shall jointly contribute a sum of S/.1,000 (Nuevo Soles) as an increase of capital in the Company. Each Party shall contribute in proportion to their Participating Interests. At the same time, the previous year's expenditures by Billiton pursuant to Section 5.1 and recorded as a debt to Billiton shall be recorded in the accounts of the Company as a premium of capital and shall be capitalized. The newly calculated capital of the Company shall be reapportioned in the accounts of the Company in accordance with the Participating Interests of the Parties prior to capitalization. The debts which have not been capitalised prior to written notice of termination will be capitalised as a premium of capital within 30 days of the temmination date of this agreement.

"Exploration" shall mean the prospecting, exploring and all other activities and operations which have for their purpose the discovery and delineation of deposits of Minerals within the Soloco Property by ground and/or aerial methods, and, after the discovery and location of a deposit of Minerals, the investigation and evaluation of such deposit of Minerals by drilling, surface and/or underground workings, sampling and testing to determine the size and quality of the discovered deposit of Minerals.

"Feasibility Phase" shall mean the phase within the Eaming Period that commences after Billiton determines in its absolute sole discretion from Data obtained during Exploration that

Solooo Jolnt V0nton0

Minerals exist in sufficient quantity and are of suffficient quality to justify the preparation of a Feasibility Study, which phase ends on delivery of such Feasibility Study.

"Feasibility Study" shall mean a report showing the technical and economic viability of starting a Mining Operation with respect to a prospective ore body or deposit of Minerals within the Soloco Property and shall, on the basis of available Data, include without limiting the generality of the foregoing:

(iv)

(v)

(vi)

(ix)

     assessments of the size and quality of the prospective ore body or deposit of
     Minerals;
     assessments of the amenability of the Minerals to metallurgical treatment;
     identify Development options and select an optimum method for the exploitation of the reserves of Minerals;
     descriptions of the work, equipment and supplies required for Mine Development to bring the prospective ore body or deposit of Minerals into commercial production;
     assessment of all permits, consents and approvals, including but not limited to environmental matters, required from local, departmental and other governmental bodies which are necessary to proceed to Mining Operations; assessment of the economic viability of Mining Operations and capital and operating
     cost estimates;
(vii) assessment of the principal parameters and timeframe for the Mine Development including design throughput capacities of the Mine, management, financing, marketing and related activities such as but not limited to transportation of products,
     and
(viii) recommendations regarding the timing for bringing the prospective ore body or deposit of Minerals into commercial production, taking into account items (i) through
     (vii) above;
     such other information as Billiton may deem appropriate, or the Parties may agree from time to time.

Such Feasibility Study shall be in accordance with generally accepted standards for bankable feasibility studies in the intemational mining industry.

"Heatth, Safety and Environmental Policy" or "HSE-Policy" shall mean the health, safety and environmental policy contained in Attachment Vl to this Agreement.

"Mine" shall mean:

(i)

(iii)

any shafl, pit, tunnel or opening, underground or otherwise, made or constructed afler preparation of a Feasibility
Study, and from which Minerals have been or may be removed or extracted by any method whatsoever, whether now known or hereafter developed, in quantities larger than those required for purposes of sampling, analysis or evaluation;

(ii) mills and other facilities for the treatment, processing and storage, and disposal of

Minerals and waste, including tailings;
fixtures, buildings, facilities and improvements for mining, processing, handling and transporting Minerals, waste and materials; and

(iv) housing, offfices, roads, airstrips, power lines, power generation facilities,

evaporation and drying facilities, pipelines, railroads, infrastructure, and other facilities for any of the foregoing purposes.

"Minerals" shall mean all ores, minerals and mineral substances.

"Mining Operation" shall mean the work or activity of mining, removing, extracting,

treating, processing, milling, drying, and packaging Minerals and associated by-products (in quantities larger than those required for purposes of sampling, assaying, testing, analysis or evaluation) by open pit, underground, in situ methods, heap leaching, solution mining or any other methods now known or hereafter developed; all operations necessary to operate and

Soloco J~nt V0ntuns




maintain a Mine, including the further construction, development, maintenance and operation of buildings, plant, machinery and facilities required for the purpose thereof; and all reclamation and restoration performed upon or for the benefit of the Soloco
Property as a result of Operations conducted pursuant to this Agreement.

"Net Profits interest" shall have the meaning as set forth in Attachment Vlil.

"Non-Participating Party" shall mean any Party that has eleded not to participate in the costs of a Program and Budget for Operations afler the Eaming Period pursuant to Section 10.4 of this Agreement.

"Notice" shall mean any notice as required under Section 17 of this Agreement.

"Operations" shall mean Exploration, (Pre-)Development, Mine Development and Mining Operations undertaken and conducted pursuant to (approved) Programs and Budgets; preparation of Feasibility
Study; and also include the acquisition of Property within the Soloco Property by the Company or the Parties, as tenants in common, as the case may be; and/or all other activities of similar import in the performance and furtherance of this Agreement.

"Operator" shall mean any person or entity designated as, and serving in the capacity of, Operator pursuant to Section 8 of this Agreement.

"Owner" means, so long as the Opcion de Transferencia is in force and the option contained therein is not exercised, Mr. Manuel Andres Quiroz Diaz or his permitted assigns and heir(s).

"Participating interest" shall mean a Party's undivided interest in the Soloco Property and Assets as the same may appear from time to time, it further being understood that a Party, during the Earning Period, shall not have or own a Participating interest of less than 10%
(ten percent) as further detailed in Section
11.3 of this Agreement.

"Party" or "Parties" shall mean Billiton and/or Los Tapados and/or any successors or pemmitted assignees in accordance with Sedion 14 of this Agreement.

"Pre-Development" shall mean all activity or work involved in Exploration and Feasibility Phase.
Pre-Development also includes, but is not limited to, non-exploration related infrastructure activities such as acquisition, maintenance and administration of the Soloco Property in accordance with the temms of this Agreement, surveying, mapping, drilling, road construction, soil testing, engineering design, cost analysis, preparation of environmental impact statements or studies, overburden stripping, and pilot testing programs.

"Program" shall mean a detailed statement of Operations to be conducted during a Budget Period, adopted and, as appropriate, approved pursuant to Section 10.2 of this Agreement.

"Soloco Property" shall refer to all the concessions, pediments, claims and, in general, mining rights, or any interest herein, now owned or hereafter acquired by the Company and located in the Department of Amazonas, Peru as issued by the Ministerio de Energia y Minas and as described in Attachment IllThis definition of Soloco Property includes all Minerais in the Soloco Property and all surface rights, all easements, water and water rights associated with or attributable thereto. All references herein to concessions shall mean and include any successor or substitute title instrument issued under the laws of Peru.

"Stage One" shall have the meaning set forth in Section 4.2.

"Stage Two" shall have the meaning set forth in Section 5.1.

Sohoo Joint V0ntons

"Technical Committee" shall mean the Technical Committee which Parties may separately and mutually agree to establish as further detailed in Section 9 of this Agreement.

1.2 Except and to the extent that such interpretation shall be excluded by or be repugnant to the context:

(iv)

(v)

references to any Party shall mean and include a reference to that Party, its successors and permitted assignees;
references to pages, Sections and Attachments shall be references to pages,
Sedions and Attachments of this Agreement;
any reference to any code, law or regulation or sections thereof shall be read, unless otherwise provided in this Agreement, as though the words 'or any amendment or modification thereof or any provision substituted thereof or any rules or regulations made pursuant thereto' were added to such reference;
headings are for reference only and shall not affed the interpretation of this
Agreement, and
a reference to currency or dollars is a reference to United
States dollars.

2.   JOINT VENTURE; PURPOSES

The Parties hereby enter into an earn-in, exploration and exploitation agreement for the purposes of exploring for, and if feasible, developing and producing Minerals and deposits thereof within the Soloco Property and for acquiring, improving, developing and operating the properties within the Soloco Property in all respects in accordance with the provisions of this Agreement and its attachments. This Agreement will be the exclusive means by which the Parties and any person or persons not dealing with a Party at arms' length will conduct Operations on the Soloco Property.

3.   TERM

This Agreement commences on the date hereof, subject to the conditions of Sedion 4.4, and will continue in fu0 force and effect for so long as the Parties jointly own or have the right to eam any interest in the Soloco Property, unless sooner terminated in accordance with the provisions of this Agreement.

4.   INITIAL CONTRIBUTIONS AND INTERESTS; COVENANTS AND
CONDtTIONS

4.1  initial Contribution Los Tapados

Los Tapados, as its initial contribution, contributes all of its rights under the Opcir
Transferencia with the Owner and Data gathered to date on the Soloco Property t purposes of this Agreement. To that end, Los Tapados has, and to the extent this ha been completed at the date hereof, shall no later than 30
(thirty) days afler the date her.

(i) complete and perfect the incorporation of the Company and transfer to the Con all of Los Tapados' right and title to the Opcion de
Transferencia and Data
respect to the Soloco Property and provide Billiton conclusive evidence thereof;

(ii) transfer, free of any liens, encumbrances and charges 60 0/O
(sixty percent) c

outstanding share capital of the Company to Billiton or an Affiliate of Billiton consideration of S/. 1,000 (one thousand Peruvian Soles), receipt of whict
Tapados acknowledges at signing hereof,

(iii) take all necessary corporate adions to change the composition of the Boa

Directors of the Company to be constituted as follows:

    Jonathan Harry Coates

    Alan Carter

Solooo Joint V0ntun0

    Walter H. Hunt

(iv) take all necessary corporate actions to change the registered offfice of the Company to Los Naranjos 351, San Isidro, Lima and deliver all corporate ledgers, corporate records and the like to Rodrigo Elias y Medranos to the attention of Mr. Luis Carlos
Rodrigo who will ad as non-voting Secretary to the Board of Directors of the
Company, and

(v) provide conclusive evidence that the Company and Billiton have the benefit of the

Servidumbre as if the Company and/or Billiton were a party thereto.

(vi) For greater certainty, Parties record that for the purpose of calculating Los Tapados'

Participating interest at any time during the Eaming Period in accordance with
Sedion 11.1, Los Tapados' contribution in U$ dollar terms shall be based on
Billiton's Expenses to eam a 60% (sixty percent) or 700/0
(seventy percent)
Participating interest, as the case may be in accordance with
Section 5, however
proportionally adjusted to correspond to 400/O (forty percent) or 300/O (thirty percent) respectively.

4.2  initial Contribution Billiton
     In consideration for the rights granted by Los Tapados to Billiton hereunder, Billiton pa
     30,000 to the Owner in accordance with the temms of the Opcion de Transferenc
     September 11, 1998 on behalf of the Company, which payment is deemed to t
     Expense. As further contributions to the purpose of this Agreement, Billiton undertakes firm commitment to:

(i) conduct Exploration from the date hereof until the end of the first Budget F incurring additional Expenses in the amount of not less than U$
170,000, it
understood that Expenses incurred by Billiton during Stage One in resped ~
Soloco Property in excess of U$ 200,000 shall qualify as Expenses in the folk stages;

(ii) complete drilling of no less than 1,000 metres within 18
(eighteen) months

Effective Date; the consent of Los Tapados not to be unreasonably withheld reasonable extension of time to complete such drilling without prejudice to Bill rights in the event Billiton is prevented from completing the required drilling b.
its reasonable control. Drill sites shall be selected by Billiton in its sole and ab' discretion.

Los Tapados acknowledges that Billiton will be conducting Exploration in respect of the Soloco Property and also exploration in respect of other properties in the same region that are not included in the Agreement, and that Billiton will be entitled to apportion the total costs of such survey to the Soloco Property as Expenses in fulfilment of its obligations on such basis as Billiton deems appropriate acting reasonably provided that such Expenses are approved or accepted by Los Tapados as bona fJe Expenses incunred in connection with the Soloco Property.

Covenants

Billiton agrees that it shall:

(iii) on the date Los Tapados transfers 60 % of the shares in the Company to Billiton as set forth in Section 4.1 above, grant Los Tapados a first and preferential pledge on such shares by executing a Deed of Pledge substantially in the form contained in
Attachment V. Parties agree that the pledge will be terminated/cancelled at such time as Billiton completes the earning of a 60% (sixty percent)
Participating interest as set
forth in Section 5.

(iv) not later than 30 days afler the end of each Budget Period, provide a report to Los

Tapados of all Expenses incurred by Billiton during the period, the form of which shall be determined by Billiton acting reasonably

(v) ensure that all Exploration Operations carried on by Billiton or on its behalf during

Stage One and Stage Two shall be carried out in accordance with pnudent

9_

Soloco Joint Vsstun0

intemational mineral exploration standards and practices, and that all applicable laws, regulations, permits and approvals are performed and complied with in connection with such activities.

(vi) During Stage One and, as long as Billiton has not unilaterally terminated this

Agreement as set forth in Section 5.4, thereafler, Billiton shall honour the provisions and fulfill the obligations of Los Tapados under the Opcion de Transferencia as if
Billiton were a party thereto. Billiton shall make all payments to the Owner for the upkeep of the option contained in the Opcion de Transferencia, it being understood that as long as Billiton has not unilaterally temminated this Agreement as set forth in
Section 5.4, it may in its sole and absolute discretion decide to exercise the option and make the payment of U$ 600,000 (six hundred thousand dollars) to the Owner which payment shall qualify as Expenses towards earning a Participating interest in accordance with Section 5.

4.3  Parties' covenants
     During the life of this Agreement, Parties shall use their best efforts to maintai~
     concessions forming part of the Soloco Property in good standing, including ensuring ti fibngs and applications required under applicable laws or the terms of such concessior made, provided that Los Tapados shall not be responsible for any default in such oblis
     aHributable to Billiton's failure to make payment of the applicable derechos de viS1enci.
     that Billiton shall not be responsible for any default in such obligation aHributable t'
     Tapados' failure to fulfil its obligations with respect to the concessions.

Following the exercising of the option under the Opcion de
Transferencia, the Parties will
take all steps necessary to transfer all legal and beneficial ownership of the Soloco Property to the Company.

The Parties and the Company agree that they shall procure that the Owner does not sell, transfer, assignment, pledge, charge, encumbrance or does not otherwise alienate any legal or beneficial interest in the Soloco Property other than to the Company in accordance with the provisions of this Agreement and the Opcion de Transferencia without the written consent of the other Parties.

4.4  Conditions
     This Agreement is conditional on
     Los Tapados having performed, procured and evidenced to the satisfaction of Billitor and all actions in relation to Los Tapados' initial contributions as detailed in Section 4.1.

Los Tapados undertakes to complete the implementation of the aforementioned condition as soon as practicable, but no later than 30 (thirty) days after the date hereof.

4.5  initial Participating interests of the Parties
     Subject to earn-in, dilution and relinquishment pursuant to Sections 5 and 11, the P.
     Participating interests on the Effedive Date shall be:

Los Tapados:
Billiton:

100% (one hundred percent)
     00/c (nil percent)

5.   STAGE TWO; EARNtNG OF PARTICIPATING INTEREST

5.1  Stage Two Exploration

During the period from the end of the first Budget Period to and including the earli
(i) the fifth anniversary of the Effective Date, and

Sohco Joint Vsntor0

(ii) the date on which Billiton acquires a Participating interest in accordance with
     Section 5.2 ("Stage Two"),
Billiton may in addition to Stage One Expenses at its option, but not obligation, spend up to U$ 2,800,000 on such Exploration Operations relating to the Soloco Property as Billiton determines in its sole and absolute discretion to be appropriate. Such expenditures in order to qualify for earning of Participating interest shall confomm to the following schedule :

Stage One Budget PeriodExpenses:

Stage Two Expenses:

Budget Period 2
Budget Period 3
Budget Period 4

Subject to Billiton's right to extend
     Stage Two by a year

Billiton's qualifying Expenses

U$ 500,000
U$ 800,000
U$1 ,500,000

U5 200,000

U$ 2,800,000

U$ 3,000,000

Nothing in this Sedion 5 shall be construed as obligating
Billiton to incur additional Expenses.

Notwithstanding the above, Billiton may eled, after the end of the second Budget Period to reduce the Expenses indicated in the work commitment schedule above to a lesser amount than indicated and concurrently extend the Stage Two by an additional period of 12 (twelve) months, it being understood that Second Stage shall not exceed a period of four years afler the end of the First Budget Period. For greater certainty, during such period of reduced
Expenses and subjed to Section 5.4, Billiton shall make the required payments under the Opcion de Transferencia, Servidumbre as well derechos de vigencia payable on the Soloco Property.

Billiton shall, afler the end of each Budget Period, provide to Los Tapados a report detailing the results of its Exploration Operations in respect of the Soloco Property, including copies of related data (including the geophysical data in hard copy and digital format).

5.2  Earning
     On such date as Billiton has fulfilled its obligations as set forth in Sections 4.2 and 5.1 has incurred aggregate Expenses equal to or greater than U$
3,000,000 and has
     Notice thereof to Los Tapados, Billiton shall be deemed to have eamed a 60% Partici'
     Interest. Parties'respective Participating interests shall then be:

Los Tapados:   400/O (forty percent)
Billiton:      60% (sixty percent).

Soloco Joint Vsnton0

Additionally and subject to Billiton earning a 60 0/O (sixty percent) Participating interest, Billiton shall have the right but not the obligation to elect within 90 (ninety) days of eaming a 60% Participating interest to earn an additional
Panticipating interest of 10% (ten percent), totalling 700/O
(seventy percent) by:

(i) funding 100% (one hundred percent) of all Expenses in relation to a

Feasibllity Study on the Soloco Property, and

(ii) completing such Feasibility Study within two years of making the election,

whereafler the Parties' respective Participating interests shall be:

Los Tapados: 30/O (thinty percent)

Billiton: 70/O (seventy percent)

During the period between the date of eaming its 60% Participating interest and its decision to pursue a Feasibility Study, Billiton will be reimbursed for ail expenses relating to Los Tapados' interests should it elect not to complete a Feasibility Study. Los Tapados shall not unreasonably withhold its consent to a reasonable extension of time to complete the Feasibility Study without prejudice to Billiton's rights to eam up to 70/O (sevenb) percent Participating interest.

5-3  Vesting
     Upon request by Billiton, Los Tapados shall execute and deliver to Billiton appro conveyances to evidence the vesting of Billiton's Participating interest in accordanc~
     Section 5.2 which shall take the form of the termination/cancellation of the Deed of P on Billiton's shares in the Company and, as the case may be, transfer of 10% (ten pe additional shares in the Company or, as parties may separately agree, issuance of sha
     Billiton. Los Tapados shall immediately execute all such instruments and do all such t as may be required to effed a transfer to Billiton of the required share of the stock cap the Company in proportion to Billiton's Panticipating interest.

5.4  Unilateral termination; disposal during Earning Period
     At any time during Stage Two, Billiton shall have the unilateral right to Notify Los T that it wishes to terminate this Agreement. Termination shall be effective on the 30t following Billiton's Notice, it being understood however that any Notice given betwee.
     11,1999 and August 11 1999 or between July 11, 2000 and August 11, 2000 shall n effedive until September 12 of 1999 and 2000 respectively.

Notice of termination by Billiton shall be accompanied by a relinquishment to Los Tapados of all of Billiton's rights, title and interest in this Agreement and Billiton shall have no further obligations with respect to Exploration operations, other than to make available to Los
Tapados all Data in respect of the Soloco Property at no charge. However, Billiton does not and will not represent, warrant or guarantee the completeness, accuracy or validity of the
Data surrendered to Los Tapados. Billiton shall execute and deliver to Los Tapados appropriate conveyances to evidence the relinquishment of all of Billiton's rights, title and interest in the Soloco Property as well as retransfer shares in the Company for compensation of 10 (ten) dollars. Following such termination, Billiton shall have no further obligations vis-a-vis Los Tapados pursuant to this Agreement, except as set forth in Section
16.3. Billiton shall be responsible for all contractural payments and payments of the
Derechos de Vigencia during the period between the notice of termination and the effective date of termination.

6.   RELATIONSHIP OF THE PARTIES; EXPENSES; OWNERSHIP

~-l 1     Retationship of the Parties

The relationship between the Parties shall be limited to the performance of the purpos.
out in this Agreement. It is not the intention of the Parties to this Agreement to creat~

Soloco Joint V0ntuns

this Agreement will not be construed as creating, a mining partnership, a commercial partnership or other partnership between the Parties.

Each Party shall be responsible only for its obligations and liabilities as set forth in this Agreement. Nothing contained in this Agreement shall be deemed to constitute any Party the agent or legal representative of the others, or to create any hduciary relationship between them, unless otherwise expressly established. As against third parties, any Party hereto that incurs any obligation or liability in connection with this Agreement shall be solely responsible for the discharge thereof, but as between the parties shall be entitled to recover the same from the other
Parties hereto in proportion to their respective Participating interests if and to the extent that such obligations or liabilities were approved by such other parties or their respective nominees on the Board of the Company.

No Party shall have any authority to act for or to assume any obligation or responsibility on behalf of the other
Parties, except ag expressly provided in this Agreement. Each of the Parties agrees to indemnify and hold harmless the other Parties, its directors, officers, and employees from and against any and all iosses, claims, damages, and liabilities arising out of any act or any assumption of any obligation or liability by the first-mentioned Party, or any of its diredors, offficers, agents, or employees, done or undertaken, or apparently done or undertaken, on behalf of the other Party, except pursuant to the authority expressly granted herein or otherwise agreed to by the Parties.

With respect to any property rights outside of the Soloco
Property, each Party shall have the free and unrestricted right, independently or in combination with others, to engage in and receive the full benefits of any and all business endeavours of any sort whatsoever, whether or not competitive with the endeavours contemplated herein.

Except as provided in this Section 6.1 or in Section 12.1, it is expressly agreed that a Panty shall not have any fiduciary obligation or other duty of whatsoever character to the other Parties that would prevent it from engaging in or enjoying the benefit of such competing endeavours or would require it to consult with or ailow such other Parties to panticipate therein.

6 2  Distribution of Costs and Revenues
     All Expenses shall, except during the Earning Period as provided in Section 5, be sl and borne by the Parties in proportion to their Participating interests, subjed to dilutio relinquishment pursuant to Sedion 11. Likewise, all dispositions arising out of Oper'
     or this Agreement shall also be made to the Parties in proportion to their ParticiF
     Interests, subject to dilution and relinquishment pursuant to Section 11 below.

6.3  Ownership
     Except as otherwise provided in this Agreement and notwithstanding that legal title t'
     Soloco Property and Assets in general may be held by or stand in the name of some o one of the Parties or in the name of the Company, as the case may be, the Party(ies)
     own the Soloco Property and Assets and any and all produdion of Minerals produced the Soloco Propenty in proportion to their respective Panticipating interests, subject t payment of royalties payable to the grantors or lessors of any mining rights now own hereafter acquired within the Soloco Property pursuant to Sedion 12 of this Agreement.

Should any Party, subsequent to the date of this Agreement, burden any of its interest in the Soloco Property with any royalties or other payments out of production, the same shall be borne and paid entirely by the Party creating such burden out of that Party's proportionate part of produdion from the Soloco Property.

7.   JOINT VENTURE COMPANY

Soloco Joint V0nb~n,

7.1  Minera Soloco S.A.; purpose
     The Company shall initially be used for the exclusive purpose of holding the interest in the
     Opcion de Transferencia and, upon Billiton's decision to exercise the option in accordance with the Opcion de Transferencia, the Soloco Property in furtherance and accordance with the provisions and intent of this Agreement.

7.2  Board
     Billiton shall be initially entitled to nominate two members and Los Tapados shall be er to nominate one member to the Board of Diredors of the Company. The persons nann
     Sedion 4.1 (iii) shal. be the initial members of the Board of Directors of the Compan, both Billiton and Los Tapados undertake not to remove or replace members of the ..
     without prior consent of the other party, which consent shall not be unreasonably withh.
     delayed. Likewise, Parties undertake the obligation to have the appointed members ~
     Board of Directors of the Company execute a deed of adherence obliging themselves I as members of the Board, at al' times, in complete accordance with the stipulation.
     intent of this Agreement.

Afler conclusion of the Earning Period, the Board of Directors of the Company shall be appointed by their respective Shareholders Meetings, refleding the percentage of
Participating interest each Party has, as may correspond in each case. The Board of
Directors of the Company shall make all policy decisions relating to the condud of
Operations within the Soloco Property and shall in particular:

(i) approve or disapprove Operator's proposed selection of consultants and contractors to be employed in the furtherance of major Operations, including but not limited to,

the conduct of Feasibility Studies, Mine Development Programs and
Production
Programs;
consult with and provide advice to Operator and the General
Manager;
appoint, change or replace Operator and the General Manager pursuant to the terms of this Agreement;
approve, rejed, or approve with modifications all proposed
Programs and Budgets;
review the progress of Operations and costs incurred thereunder; approve, modify, or reject all proposals to acquire additional lands or interests or to surrender or abandon all or part of the Soloco Property, except as otherwise provided in this Agreement;
determine from Data obtained during Exploration that Minerals exist in sufficient quantib and are of sufficient quality to justify the preparation of additional Feasibility
Studies; and

(viii) perform such other tasks as may be necessary or convenient for the condud of
     Operations, including but not limited to the establishment of such controls and procedures for Operations during Feasibility Study preparation, Mine Construction
     Operations and Mining Operations as it deems necessary or desirable, and as provided in the bylaws of the Company.

(iv)
(v)
(vi)

(vii)

In general, both before and after the Earning Period finalises, regular meetings of the Board of Directors shall be called by the President of the Board or upon request of the General Manager or the Operator, as the case may be, and shall be held at least annually. Following the end of the Eaming Period, meetings shall be held at least quarteny. Special meetings may be requested by any Party or by the Operator to the President of the Board, who shall call for such meeting within reasonable time.

All meetings shall be held in Lima, unless otherwise agreed by the Parties. Written Notice of the time and place of each regular meeting, accompanied by a proposed agenda and copies of documents to be considered by the Board, shall be submitted by the General Manager (if necessary provided by the Operator) to the members of the Board (or, if a special meeting, by the Panty or the Operator requesting the meeting) not less than 15 (fifleen) days before

Soloco Joint Ventun.

any such meeting, unless such requirements are waived in writing by all members of the Board. If the General
Manager deems it necessary for any personnel who are assigned duties in connection with the condud of Operations to attend any meeting, the cost incurred therefore shall be charged to the Company.

The General Manager shall prepare and promptly submit to the members of the Board appropriate minutes of each meeting. The members shall approve or suggest corrections to the minutes within 15 (fifleen) days of receipt. If no suggested corrections are received by the General Manager within the 15 (fifleen) days period, the minutes shall be deemed to have been approved by the Board as drafted. In the event that suggested corredions to the minutes are submiHed by a Party within the time provided, the approval of the minutes shall be the first order of business by the Board at its next meeting.

7.3  Shareholders
     As joint shareholders of the Company, Parties shall not vote or omit to vote, decide o to decide, nor undertake or omit to undertake, any action which is in contravention provisions and intent of this Agreement.

Moreover, neither Los Tapados nor Billiton as initial shareholders of the Company, shall create or cause the creation of a mortgage or any lien or encumbrance over the shares in the Company or the Soloco Property, without the other
Party's(ies') prior wriHen consent.

7.4  General Manager
     During the Eaming Period and as long as Billiton has a Participating interest of at least the General Manager of the Company will be nominated by Billiton. The General Ma~
     will be responsible for all technical, corporate and administrative maHers of the Compa~

Afler completion of the Earning Period, the General Manager of the Company shall be appointed by the Board of Directors and will have all technical and administrative powers, duties and faculties as the Board or the Shareholders Meeting may deem convenient or necessary.

8.   OPERATOR

8.1  Eaming Period
     During the Earning Period and any time thereafler, when its Participating interest is g than 50/O, Billiton shall have the right, but not the obligation, to be the Operator. If Bil
     Participating interest falls below 50/0 at any time when it is the Operatof the Board
     Company shall have the power and authority to replace
Billiton as the Operator with
     entity or person (including Los Tapados) as the Board of the Company wishes to appoir

8.2  Authority; duties
     Following the Eaming Period the Operator will have full right, power and autho.
     manage Operations including to requisitioning one or more feasibility studies (incluc bankable feasibility study), to propose and implement a Mine
Development, to operat
     Mine.

Following the Eaming Period the Operator will keep adequate records of its activities and will report in writing within 60 days of the end of each calendar quarter on its activities during such quarter. The Operator will be responsible for preparing the quarteny accounts for the
Company. The Operator shall conduct Operations in accordance with prudent intemational mineral exploration standards and practices, and that all applicable laws, regulations, permits and approvals are performed and complied with in connedion with such activities, but shall not be liable to any Party hereto for any direct or consequential loss occasioned by its activities, except where resulting from its wilful misconduct or negligence.

Solcco Jdut Ventune

All Programmes and Budgets proposed by the Operator will be subject to approval by the Board of the Company as set forth in Section 10. The Operator shall conduct its activities in a good and workmanlike manner in accordance with accepted exploration and mining practices as well the HSE
Policy.

Following the Earning Period the Operator shall prepare and submit to the Board with a copy to the Technical
Committee, as applicable, a monthly progress report which shall include a summary of work undertaken and results thereof. In addition, the Operator shall prepare and submit a quarteny technical progress report which shall also include an estimate of Expenses against Budget.

8.3  Marketing of production
     The Operator will have full right, power and authority to market and sell any and all prc produced by any Mine on the Soloco Property in accordance with marketing I
     (~Marketing Plans') unanimously approved by the Board on such terms and for such periods as the Board may deem appropriate. For greater certainty, Parties record priority will be given to Marketing Plans that include, without limitation, entering into an .
     Iength arrangement(s) on a competitive basis with an Affiliate of Billiton.
     Parties agree to procure that approval to Marketing Plans shall not be unreasonably witt or delayed.

8.4  insurance
     The Operator shall carry and maintain, or cause to be canied and maintained adet insurance in all respects. The Parties, at their individual options and expense, may o insurance coverage in addition to the insurance obtained by the Operator for Operation they may in their own discretion deem appropriate.

8.5  indemnification
     Each of the Parties hereto shall severally indemnify and hold harmiess the Operator, b extent of such Party's Participating interest, against any and all costs, expenses, liabiliti damages (including legal fees and expenses) incurred by it in connection with penformance of its obligations herein, provided, however, that such indemnity shal extend to any costs, expenses, liabilities or damages arising solely from the Operator's miscondud or negligence.

9.   TECHNICAL COMMITTEE

9.1  Constitution; composition
     After the Eaming Period, Parties may separately and mutually agree to constih
     Technical Committee composed of Parties' representatives under such terms of refer as Parties may jointly define. Unless otherwise agreed, a Party may nominate a memb'
     each full 20% Participating interest it owns.

9.2  Technical Committee powers and actions
     If constituted, the Technical CommiHee will advise the Operator and review and di~
     Programs and Budgets. The Operator will provide the proposed Programs and Budgel information and consideration by the Technical CommiHee, but the Board of the Com
     will at all times have the right to take the final decision as to the scope and content c final Programs and Budgets afler the Eaming Period.

The Technical CommiHee will review and discuss technical and financial aspects of
Programs and Budgets, and will submit its recommendations to the Board of the Company.

10.  PROGRAMS AND BUDGETS; FEASIBILITY STUDY; ELECTIONS

Soloco Jdnt Ventune

10.1 Programs and Budgets
     The Program and Budget for the period commencing afler completion of the Eaming P and extending to December 3f' of the year in progress, shall be adopted by the Boa
     Directors of the Company as soon as reasonably practicable after completion of the Ea
     Period.

By November 15lh of each year after the Eaming Period, the Operator shall prepare and submit to the Board of Directors of the Company a Program and Budget for the following Budget Period. The Board shall consider all
Programs and Budgets submiHed by Operator or submiHed by one or more Directors (or if it is the case, by any Party) and shall take action in accordance with Section 10.2 below.

10.2 Review and Approval of Proposed Programs and Budgets

Subject to Sedion 10.1, the Board of the Company shall deal with Programs and Budgets as follows:

(i)
(ii)

not less than 15 (fifteen) days and not more than 30 (thirty) days following the submission of any proposed annual Program and Budget the Board of Directors shall meet to review the submitted proposal;

the Board shall consult in a good faith effort either to approve or adopt the proposed Program and Budget as submitted, or a revision thereof, or to formulate an altemative Program and Budget acceptable to the Parties, and

(iii) if a Party anticipates, for any reason whatsoever, not being able to contribute to a proposed Program and Budget it shall not unreasonably impede or withhold approval or adoption of such Programs and Budgets in an aHempt to prevent dilution as set forth in Section 11.

If the Board is unable to agree upon a Program and Budget, any of its members may submit an alternative Program and Budget within 15 (fifteen) days afler that meeting. The Board shall meet again within 15 (fifleen) days following the conclusion of said period and shall take action on the submitted Programs and Budgets. Once approved, and subject to the rights of the Parties to elect not to participate, the annual Program and Budget, any approved supplement thereto or any approved revision thereof, shall be binding on the Parties and shall be carried out by the Operator.

If less than 70/O of the expenditures of an approved Program and Budget are actually spent, a diluting partner shall have the election to reimburse its pre-dilution share of respective costs to the non-diluting Party(ies) within 30
(thirty) days of the conclusion of the Program and not realise any dilution.

10.3 Cash Calls

Unless expressly detailed otherwise in an approved Program and Budget and pursua Cash Calls issued by the Operator from time to time, Parties shall pay the Cash ~ required by an approved Program and Budget in 4 (four) quarterly payments on or b, the 15th (fifteenth) Day of July, October, January and April, respectively to fund respedive Participating interest share of such approved Program and Budget. If withi (sixty) days of a Cash Call being delivered to a Party, the Party fails to fund any Expe then the other Parties will have the right to fund the amount of the deficiency in proporti' their Participating interests, and the Participating interest of the delinquent Party wi diluted accordingly in accordance with the provisions of
Section 11.

1 0.4 Elections

The Party(ies) shall elect, within 15 (fifteen) days from the date a Program and Budge been approved, either:

Soloco Jclot Ventune

(i) to participate in an approved Program and Budget at their then Participating interest, or,
(ii) not to participate in an approved Program and Budget.

Failure to eled (i) in a timely manner, shall be deemed to be an eledion not to panticipate. The consequences of eleding or being deemed to have elected (ii) of this Section 10.3 shall be govemed by Section 11.3 below.

11.  CHANGES IN PARTICIPATING INTERESTS

11.1 Participating interest calculation
     Afler completion of the Earning Period and taking into account Parties' Panticipating Inte as detemmined by operation of Sedion 4.1 (vi) and Sedion 5, the Participating interest c
     Parties hereto shall be determined from time to time in accordance with the follo formula:

Pl = [Al(A+B)] x 100

where Pl is the Participating interest of such Party, A is the aggregate deemed and adual Expenses funded or incurred by such Party, and B is the aggregate deemed and adual
Expenses funded or incurred by the other Panty.

Each Party's Participating interest shall be shown in the books of the Operator. Upon dilution, reduction or relinquishment of a Party's Panticipating interest as provided in this Section 11, the diluting Party shall, at any time upon the request of the other Party(ies), surrender or transfer its shares in the capital stock of the Company to the other Parties (pro rata to their Participating interests) and execute all such assignments and transfers of its Participating interest to the other Party(ies) that the other Party(ies) reasonably may deem necessary or desirable.

1 1.2 Dilution

Subjed to Section 11.3, if a Panty elects or is deemed to elect, pursuant to Section 10.: to participate in an approved
Program and Budget, or otherwise fails to fund any Expe pursuant to a cash caii issued by the Operator in accordance with an approved Progran Budget, the Participating interest of such Party shall be diluted in accordance wib formula set forth in Sedion 11.1 at the times specified in
Section 11.4.

The Non-Participating Party may recommence participation in the next Budget Period's Program and Budgets at its diluted Participating interest.

11.3 Floor on Dilution

Subject to the operation of Section 11.5 below, if as a result of an election not to pantic in an approved Program a Party's Participating interest will be diluted below 10% percent), that Party shall be deemed to have relinquished to the Participating Party(ies) rata to their Participating interests), and the Panticipating Party(ies) shall own and be en to receive, all of the Non-Participating Party's Participating interest. The Non-Particip Party shall be entitled, however, to recover 2.5% (two and a half percent) of the Net P of the Company, until all sums actually contributed or deemed to have been contributed to the Soloco Property pursuant to this Agreement, together with interest on such sums annual rate of 2 percentage points over the 12-month LIBOR as published on the relt Telerate page, but not in excess of the rate allowed by Peruvian Laws and to the extent sums plus interest have not been recovered previously by the Non-Participating Party repayment of debts and/or dividends by the Company prior to the date of relinquishr The relinquishment of the Non-Participating Party's Participating interest pursuant tc Section 11.3 is the exclusive means by which a Party may avoid ongoing Pro'

Soloco Joint Ventune

Expenses; there is no election to limit panticipation in an approved Program and Budget or to have the Party's
Participating interest diluted to below a 10% (ten percent)
Participating Interest as a result of a decision not to participate in an approved Program.

11.4 Timing of Adjustments
     The adjustments specified above shall be made at the commencement of a Program
     Budget based upon the amount of the Budget and the proportions in which the Parties elected to participate (if at all) in that Budget. The
Participating interests of the Particip
     Parties shall be recalculated at the conclusion of a Program and Budget to refiect the a
     Expenses made.

11.5 Continuing Liabilities upon Adjustments of Participating interests
     Any reduction, dilution or relinquishment of a Party's Participating interest shall not re such Party of its share of any liability arising out- of Operations conducted prior to reduction. For purposes of this Sedion 11.5, such Party's share of such liability sha equal to its Participating interest at the time such liability was incunred. The incre
     Panticipating interest accnuing to a Party as a result of the dilution, reductior relinquishment of the other Party's Participating interest shall be free of royalties, lie'
     other encumbrances arising by, through or under such other Participating Panty, other those existing at the time the Properties were acquired or those to which all Parties given their written consent.

12.  PROPERTY PROVISIONS

12.1 Extension of the Soloco Property
     If, during the term of this Agreement, a zone of potentially economic mineralisation is loc within the Soloco Property which extends beyond the Soloco Property, then the Partie.
     use their best efforts to agree in a way to jointly acquire the additiona. area of intere proportion to their Participating interests. If one Party elects not to contribute withi
     (thirty) days of notification by the other Parties, the Party(ies) that eied to continue w free to acquire said area and such property will not be subject to the terms of
     Agreement.

12.2 Liens and Encumbrances
     No Party shall encumber or cause or permit any lien or encumbrance of whatever natu be placed upon any of the Assets without the prior wriHen consent of the other Party.
     the Earning Period, consent shall not be unreasonably withheld or delayed if the purpo the Party Proposing the encumbrance is to obtain funds to carry out or maintain its po.
     under this Agreement and the encumbrance is limited to the encumbering Pi
     Participating interest in the Assets to be encumbered.

If the other Party(ies) do(es) not give the Party proposing the encumbrance Notice of its objections to the proposed encumbrance within 15 (fifteen) days after receipt of Notice of proposed encumbrance and request for consent, the other Party(ies) shall be deemed to have consented to it. No encumbrance made pursuant to this Sedion 12.2 shall impair or reduce the rights of any other Party in any way and all security interests created by such encumbrance shall be subordinate to all rights of the other Party(ies) under this Agreement, including but not limited to its rights to acquire some or all of the encumbering Party's Participating interest by operation of Section 11. For these purposes, the lender shall undertake in writing and prior to any encumbrance, the acceptance of the other Party(ies) priority rights and to be bound by this Agreement in the event of the lender realising its security.

12.3 No Partition or Other Uses
     Prior to the termination of this Agreement, a Party, or its successors or assigns, shal

Soloco Jdnt Ventune

(i) resort to any action to partition the Soloco Property, and to such extent, each Panty waives the benefits of all laws authorising such action, or

(ii) utilise or attempt to utilise all or any portion of the Soloco Property for uses or purposes other than those contemplated and agreed in this Agreement without the prior wriHen consent of the other Party(ies).

1 2.4 Sunrender or Abandonment

The Parties shall not directly or indirectly cause the sunrender or abandon any of the S~ Property to the Govemment, nor shail the Board of Directors of the Company authorise such surrender or abandonment, unless all Parties consent to the same in writing.

12.5 Joint Loss of Title

Afler the Effective Date and during the Eaming Period, any failure or loss of title H Assets due to Billiton's actions or omissions, shall be exclusively assumed by Bil Likewise, any failure or loss of title to the Assets due to Los Tapados' adions or omiss shall be exclusively assumed by Los Tapados.

Any faiiure or loss of title to the Assets, due to facts, acts or reasons originated after the
Effective Date which are not due to adions or omissions of one or more of the Parties, shall be charged to the Participating Panty(ies) in proportion to their Participating interests, in which event any and all costs of defending title shall be deemed
Expenses.

13.  REPRESENTATIONS AND WARRANTIES; LIABILITY PROVISIONS

1 3.1 Representations and warranties; Los Tapados

On the date hereof and during the life of this Agreement Los
Tapados hereby represent~ warrants to Billiton, that:

(i) Los Tapados is duly incorporated and validly subsisting with full corporate power authorib to enter into this Agreement;

(ii) that the execution and delivery of this Agreement and the performance c obligations hereunder will not constitute a breach of any agreement or obligation to which it is a party or require the consent of any third panty except as has been obtained prior to the date hereof;
to the best of Los Tapados' knowledge none of the concessions comprisin,c
Soloco Property are subject to any litigation, arbitration, prosecution or other ju~ or administrative proceedings, nor has any such action been threatened, and I are no disputes outstanding with any government, local or regional authority rel to the Soloco Property which may adversely affect title to or validity of the S~
Property. Los Tapados is not aware of any breach of law which would adve affect the Soloco Property;

(iv) to the best of Los Tapados' knowledge the Owner owns all legal and beneficial ti each concessions comprising the Soloco Property, for which it is shown a~ registered holder in AHachment lil (2), free and clear of all royalties, liens, cha~ encumbrances and any other rights of others, save for the Opcion de Transfere and each such Concessions is valid and in good standing and not liable to forfe or cancellation for any reason, all payments, including the corresponding ar derechos de vigencia and works required in connection with the Soloco Pro have been made and done and all retums and statements lodged;

(v) the Opcion de Transferencia and Servidumbre are valid, and validly entered into;
(vi) all rights under the Opcion de Transferencia are validly transferred to the OomF or are in the process of being transferred to the Company;

(vii) the Company and Billiton have the full benefit of the Servidumbre as if they party thereto;

(viii) to the best of Los Tapados' knowledge, all material information relating to the Sr Property and the Company which is known to Los Tapados (or with reasor

(iii)

Soloco Jolut Ventun'

inquiry would be known to it) and which is not on public record has been or wil' be disclosed to Billiton, is true and accurate in all material respects and that there is no impediment for Los Tapados to provide such information;

(ix) to the best of Los Tapados' knowledge, all adivities carried out on the Soloco

Property before Effective Date have been perfommed in total compliance with the corresponding Peruvian environmental laws and regulations, applicable and enforceable at any time said activities took place;

Any damages or liabilities arising or resulting from breaches of one or more of the above representations and warranties, wil' be exclusively borne by Los Tapados and Los Tapados shall hold Billiton (and its directors, shareholders, of ficers, executives, employees and/or any related persons) and the Company harmless from any such damage or liability.

13.2 Representations and warranties; Bitliton
     On the date hereof and during the life of this Agreement, hereby represents and warrar
     Los Tapados, that:
     (i)

(ii)

(iii)

(v)

Billiton is duly incorporated and validly subsisting with full corporate power and authorib to enter into this Agreement;

that the execution and delivery of this Agreement and the performance of its obligations hereunder will not constitute a breach of any agreement or other obligation to which it is a party or require the consent of any third party except such as has been obtained prior to the date hereof;

Billiton will not encumber, mortgage, sel' or dispose of, in any way, manner or form, acting separately or jointly with the Company, the Soloco Property without written consent of Los
Tapados

(iv) Will carry out Operations in accordance with prudent international mineral exploration standards and practices as well as the HSE policy contained in
AHachment Vl, and that ali applicable laws, regulations, pemmits and approvals are performed and complied with in connection with such adivities. During Stage One and, as long as Billiton has not unilaterally temminated this
Agreement as set forth in Section 5.4, thereafler, Billiton shal' honour the provisions and fulfil the obligations of Los Tapados under the Opcion de Transferencia and
Servidumbre as if Billiton were a party thereto in accordance with the provisions of
Section 4.2.

Any damages or liabilities arising or resulting from breaches of one or more of the above representations and wanranties, will be borne by Billiton and Billiton shall hold Los
Tapados (and its diredors, shareholders, offficers, executives, employees and/or any related persons) and the Company, as applicable, harmless from any such damage or liability.

13.3 in the event a Party is liable to one or more of the other Parties (~the affected Party~) under representations and warranties of such breaching Party made in Sections 13.1, or
13.2 and the breaching Party does not
indemnify or hold harmless the affected Party and the affected Party does not seek termination of this Agreement pursuant to Sections 18 and 16, the affeded Party may at its discretion, and without limitation as to other remedies available, recover from the breaching Party the amounts actually paid by or recovered from the affected Party in the following manner:

(i) during the Eaming Period: apply such amounts as Expenses and thus vest interest in accordance with the formulae provided in Section 5, and/or

(ii) after completion of the Eaming Period: apply such amounts as contributions to approved Programs and Budgets in which case, the breaching
Party's Par~ticipating
Interest will be subject to dilution as set forth in Sedion 11.

1 3.4 indemnity

Each Party, when acting in its individual capacity and not in the capacity of Operator, agrees to hold harmless and indemnify the other Party(ies) from any and all ciaims for personal

Soloco Joint Vsotuns

injury to or the death of any person and for damage to the Soloco
Property of any third party, that is caused by its wilful intent or gross negligence and that of its agents or representatives.

14.  ASStGNMENT; RIGHT OF FIRST REFUSAL

1 4.1     Assignment
     No Party shall assign, transfer, convey or otherwise dispose of (hereinafter: 'Ass
     Participating interest or any interest in and right under this Agreement, including bu limited to rights in the Soloco Property, Assets, shares in the Company's capital anc
     Profits royalty except in accordance with this Section 14.

A Party hereto may assign all of its rights (subject to all of its obligations) under this
Agreement (including any Participating interest) to a third party provided that:

(i) it has first offered in writing to sell such rights and any such Participating interest for cash to the other Party(ies) hereto (,oro rata based on their Participating interests) on terms no less favourable than those available to such third party and such other
Party hereto has not accepted such offer within 90 days;

(ii) the transferee acquires such rights and any such Participating interest for cash on the same terms and conditions as those offered to the Party hereto and agrees in writing to be bound by the terms of this Agreement;

(iii) the Party hereto has fully satisfied and discharged (or made satisfadory arrangements to satisfy and discharge) all funding obligations undertaken by it under this Agreement or otherwise in connection with the Joint Venture;
and

(iv) the transferee is acceptable to the other Party hereto ading reasonably.

In the event a Party hereto is contemplating to assign in any way, diredly or indiredly, all or part of its right, title and Participating Interest or interest in this Agreement and the Soloco Property as part of a sale of other interests or assets, interests which are not subjed to this Agreement, other than to Afffiliates in accordance with Section 14.2, the provisions detailed shall apply accordingly. In the Notice of offer to the other Party(ies), the Party contemplating such sale or disposition, shall state the offered price for the right, title and Participating Interest Participating Interest separately from the price offered for the other interests or assets of such Party that is part of the Assignment. Notwithstanding the above, the merger or amalgamation of all of a Party's business shall not constitute an assignment subject to the right of first refusal.

14.2 Affiliates
     Notwithstanding Section 14.1, Parties may also Assign such rights (subjed to obligations) to Afffiliates, provided that the transferor transfers to the Aff liate all right, titl.
     Participating Interest of the Transferor in the Soloco Property to the relevant Afffiliate, in case without complying with this Section 14 or otherwise obtaining the consent of any
     Party hereto and provided that the relevant transferee agrees in writing to be bound b terms and conditions of this Agreement.

14.3 Evidence of Change of Ownership
     No change in ownership of any Participating Interest in this Agreement or any right, tii interest in this Agreement shall be binding upon the other Parties unless in compliance
     Sections 14.1 and 14.2 above and until a certified copy of all instnuments executed delivered in connedion with the transfer or assignment shall have been delivered t'
     other Party(ies), including the deed of adherence executed by the acquiring third par which it accepts to be bound and fully comply with this Agreement.

15.  ACCESS; CONFIDENTIALITY

Sdooo Jdnt Vsntuns

15.1 Each of the Parties hereto and its agents, employees and authorised representatives
     (ii)

shall, at its sole risk, have access to the Soloco Property for the purpose of examination and inspection, provided that the activities of such party shall not unreasonably interfere with or delay Operations and shall have access to all Data fadual and interpretive, provided that under no circumstances shall Billiton be required to disclose to any Party hereto any of the Billiton Proprietary information.

No Party hereto shall disclose any Confidential information to any person who is not a Party hereto other than any person from whom such party is seeking funds in resped of that Party's share of Expenses or any of its Affliates or its or their advisors and consultants, provided in such case that such information is disclosed in confidence and that the recipient agrees to be bound by the provisions hereof.

Notwithstanding the foregoing, a party may disclose Confidential information where such disclosure

(i)
(ii)

is required by law or by a govemment authority or is required under the nules of any stock exchange or securities regulatory authority to which such party is subjed (including in any material change report or prospectus or other offering document required in connection with any public or private securities offering); provided that reasonable advance Notice shall be given to the other Parties hereto seHing out the proposed text of any such disclosure, that the disclosing party shall use reasonable endeavours to accommodate any comments received from any Party hereto, and that such disclosure shall be stridly limited to that which is required to comply with such laws or rules.
Subject to the foregoing, no party shall publish any announcement of this Agreement or any transaction or maHer contemplated hereby unless the text of such announcement has been approved by each of the other Parties hereto, which approval will not be unreasonably withheld or delayed.

15.2 Each Party shall be bound by the confidentiality provisions of this Sedion 15 until the Soloco Property is surrendered pursuant to Section 12.4 above or until 3 (three) years after termination of this Agreement, whichever occurs first.

16.  TERMINATION

16.1 Events of Termination

This Agreement shall terminate upon the earlier to occur of the following:

(ii)
(iii)
(iv)
(v)
(vi)

1fi ~     Procedure
     The termination of this Agreement pursuant to paragraphs (i) and (ii) of Section 16.1 shi governed by Section 5. Additionally, it is understood that any cash balance in the Com shall be forthwith returned to Billiton net of expenses incurred by the Company pri temmination and any amounts recorded as debts in the accounts of the Company owi~

     after wriHen Notice from BiBiton to Los Tapados pursuant to
Section 5.4
effective on the date determined in accordance with Sedion 5.4;
     Billiton fails to acquire a Participating interest in accordance with Section 5;
     the mutual agreement of the Parties;
     all the concessions forming part of the Soloco Property have fully expired by mutual consent of the Parties; or
     the Parties cease to own jointly any interest in the Soloco
Property, or
     this Agreement is declared terminated following arbitration pursuant to
Section 18.2.

Soloco Jdnt Vsntuns

Billiton in respect of Expenses shall be forthwith capitalised in accordance with the definition of Expenses.

Upon termination of this Agreement pursuant to paragraph (iii),
(iv) and (v) of Sedion 16.1, the Parties shall satisfy all liabilities resulting from Operations, including but in no way limited to expenditures that Operator has fimmly committed to make pursuant to an approved Program and Budget, and shall sell or otherwise agree on the disposition of the shares in the Company's or altematively all Assets, and if the laHer is the case, liquidate the Company's capital stock. All liabilities and expenses shall be several and not joint and shall be bome and paid by the Parties in proportion to their respective Participating interests. The proceeds from a sale and/or liquidation, if any, shall be distributed to the Parties in proportion to their Participating interests.

In the event of liquidation of the Company the Parties shall agree on the appointment of liquidators' who shall have the right and authority to take al action necessary to wind up the activities being terminated and all costs and expenses so incurred, shall be deemed Expenses.

In the event of temmination of this Agreement pursuant to paragraph (vi) of Section 16.1, the arbitrators shall determine the mode and procedure for temmination.

16.3 Continuing Liability; survival
     Termination of this Agreement shall not relieve any Party from any liability that has acc prior to the effedive date of such temmination. Sedions
11.5, 15.2 and 16.3 shall surviv
     termination of this Agreement.

17.  NOTICES

Any Notice, election, payment or other conrespondence required or pemmiHed under this Agreement shall be made in writing and shall be suffciently delivered if adually delivered in hands of the Party to whom direded, or by courier, or by registered mail or by facsimile to the following address or facsimile number (as the case may be).
Nevertheless, no Notice sent by facsimile shall be deemed to have been validly given unless such facsimile is confirmed by delivery by hand, courier o.r registered mail containing the exad contents of such facsimile addressed to the Party to whom direded at its below specified address:

Billiton Exploration and Mining Peru B.V. with a copy to:
(Sucursal Peruana)
Attention: Country Manager
Los Naranjos No. 351
San Isidro - Lima
Peru
Telephone: 51 1 441 3607/51 1421 1556
Facsimile :51 1 4219103

Compahia Minera Los Tapados S.A.
Attention: Walter H. Hunt
Los Tucanes No. 234
San Isidro, Lima
Peru
Telephone: 51-1-222 5007
Facsimile: 51-1-441 9785

Billiton International Metals B.V.
Attention: Legal Counsel
P.O. Box 93009
2509 M The Hague
The Netherlands
31 70 315 6637
31 70 315 6723

with a copy to:

Solitario Resources I
AHention: Christopher
1675 Broadway, Suite
Denver, CO 80202, U'
Telephone: 1 303 534
Facsimile: 1 303 534 1

Soloco Joint Vontun.

Any Notice required or permiHed hereunder deemed to be duly authorised if given by the persons designated above, or others appointed in conformity with this Section 18.
Therefore, no recipient shall be required to inquire as to the authority of the person so signing.

A Party may change its address for the purpose of Notices or communications under this Agreement by fumishing
Notice of the change to the other Parties in compliance with this Section.

18.  GOVERNING LAW; DISPUTES

18.1 Governing law

This Agreement is govemed by and shall be interpreted in accordance with the Lav Peni.

1 8.2 Disputes

All controversies, disputes or claims between the Parties and arising from or relating to this Agreement or the application, performance, implementation, validity, breach or temmination of this Agreement or any agreement or document concluded pursuant to this Agreement, except those which are subject to the jurisdiction of judicial courts by operation of mandatory Peruvian laws, shall be resolved by arbitration in law as set forth in Sedion 18.3 and shall not be subject to judicial litigation in any way. Any judicial court that has proper jurisdiction to resolve a dispute by operation of mandatory Peruvian laws shall award reasonable attomeys fees and costs to the successful Party, or in the manner as the court sees fit.

18.3 Arbitration

Any disputes subjed to arbitration according to Sedion 18.2, concerning the subjed nr of this Agreement shall be referred to and finally and exclusively seHled by arbitration ca out by 3 (three) de jure arbitrators in Lima, Peru, under the administration of ar accordance with the rules (the 'Rules') of the Instituto del Derecho de Mineria y
Petrole in force on the date hereof. In event of conflict between the provisions of this Section and the Rules, this Sedion 18.3 prevails. The arbitration award shall be final, binding enforceable by any court having jurisdidion for that purpose, without any judicial re other than strictly necessary for the enforcement of the award pursuant to any appli~ international conventions or Peruvian Law. Each Party to the dispute shall nominate disinterested arbitrator, who will be considered appointed if there is no opposition b~ other Party within 3 (three) days after receiving Notice of the nomination. If an even nu~ of arbitrators is selected, the arbitrators so seleded shall seled an additional arbitrator, shall act as president of the Arbitration Tribunal. If within a period of 30 (thirty) days the Notice of arbitration any Party fails to appoint its arbitrator, or in case the two in appointed arbitrators have failed to select the third arbitrator within 30 (thirty) days arbitrator or arbitrators not appointed shall be selected by the President of the Intemat
Chamber of Commerce in Paris, France.

Within 30 (thirty) days afler all arbitrators have been seleded, each Party to the dispute shall submit to the arbitrators a wriHen statement of its position as to the matter being arbitrated. The arbitrators shall resolve the dispute by choosing, between or among the statements of position submiHed by the Parties to the dispute, that position which the majority of the arbitrators deem to be correct. All arbitrators selected shall be knowledgeable in the mining and accounting fields and shall have knowledge concerning general mining, operating and accounting pradices in the international mining industry. All costs, expenses and fees for arbitration shall be borne by the Parties to the dispute as may be ordered by the arbitrators.

Arbitration proceedings shall be held in Lima, Peru, in the English language unless otherwise agreed by the Parties to the dispute.

Soloco Jolnt V.ntun'

1 9.CONSTRUCTION

19.1 Enurement; Entire Agreement

This Agreement shall enure to the benefit of and shall be binding upon the Parties h and their successors and pemmitted assigns.

This Agreement takes precedence over all correspondence and written or oral agreements between the Parties prior to the date hereof covering the subject maHer of this Agreement and not specifically identified and incorporated in this Agreement, including the LeHer of Intent executed on August 31, 1998. No agent or representative of any Party has authority to make, and the Parties shall not be bound by, or be liable for, any statement, representation, promises or agreement not specifically set forth in this Agreement. No changes, amendments or modifications of the terms of this Agreement shall be valid unless reduced to writing and signed by the Parties. The terms and provisions of this Agreement shall survive the execution and delivery of any and all instruments of assignment provided for in this Agreement.

19.2 Approvals and costs

Unless agreed otherwise, the Parties shall bear their own legal expenses of and inciden the preparation of this Agreement. Stamp duty and other govemment fees or charges, it which are payable in respect of this Agreement shall be borne by the Parties in proporti their respective
Participating interests.

19.3 Severability

It is understood and agreed by the Parties that if any part, term or provision d Agreement is held by a court of competent jurisdiction to be illegal or unenforceable or the Parties desire that the court of competent jurisdidion reform that part, term or prov in such a manner as to approximate the intent of the Parties as expressed in Agreement, and the validity of the remaining portions or provisions shall not be affected

1 9.4 Waiver

The failure or omission by either Party to enforce any provision of this Agreement, no nr how long continued, shall not be considered to be a waiver of that provision or of the d~ of another Party of its obligations under that provision or under any other provision o Agreement.

19.5 Language

This Agreement is concluded in the English language, with the exception of Attachments I, II, 111(2), IV, and Vll, which are (partly) in the Spanish language, and Parties may at their own discretion and costs prepare translations.
Any and all disputes arising from this Agreement will be resolved on the basis of the original version of this Agreement and Attachments.

19.6 Further Assurances

The Parties shall execute such further agreements, conveyances and other documents as may be reasonably requested by any of the Parties to effeduate the intent and any provisions of this Agreement, including but in no way limited to changes in the Articles of Association of the Company as may be required from time to time.

1 9.7 Registration

Billiton may, at its discretion, register a summary of this Agreement in the Spanish lang in content reasonably acceptable to Los Tapados at the mining public registry at Ministerio de Energia y Minas.

Sohco Joint Vontun'

IN WITNESS WHEREOF the Parties hereto have executed this Agreement on the date first written above.

Compania Minera Los Tapados S.A.
By: Mr. Walter Hunt

Billiton Exploration and Mining Peru B.V.
(Sucursal Penuana)
By: Mr. Jonathan Harry Coates
     Mr. Alan Carter

Soloco Joint V0ntun'

Undersigned by Minera Sotoco S.A.

(i) in acknowledgement of its full awareness of the existence and contents of the Agreement;
(ii) in order to record its express undertaking not to take or omit to take, any action which is in contravention of the provisions and intent of this Agreement, and

(iii) in order to record its express undertaking to honour the provisions of this Agreement as if it were a Party hereto.

Minera Soloco S.A.

By: Mr. Walter Hunt
Date: September,7'h October 1998

Sohco Joint V0ntun0

SOLOCO JOINT VENTURE
ATTACHMENT I

The Letter of intent

Scloco Joint V0ntun0

SOLOCO JOINT VENTURE
ATTACHMENT II (1)

Opcion de Transfer en cia

2~9e`2 r~' hr disa~ssion pu~po~s

Sdoco Jdut Vsntun0

SOLOCO JOINT VENTURE

ATTACHMENT 11 (2)

Servidumbre

29/W8v2 r~t for d~scussion ',urpcses

Sdoco Joint Vsntuns

SOLOCO JOtNT VENTURE

ATTACHMENT lil (1)
Location Map of the Soloco Property

2519198v2 C - (t ibr discussion purpcses

Soloco Jdnt Vsnture

SOLOCO JOINT VENTURE

ATTACHMENT ttl (2)

Details of the concessions forming the Soloco Property

Derecho   Codigo    As.  Ficha     Ha
El Coral 1     01-07146-95    02   12224     1,000
El Coral 11    01-07147-95    02   12225     1,000
El Coral 111   01-07148-95    02   12226     1,000
El Coral IV    01-07149-95    02   12227     700

2~98v2 r~t rOr discuss~on purpcsss

Soloco Jdnt Vsniuns

SOLOCO JOINT VENTURE
ATTACHMENT IV

Articles of incorporation of Minera Soloco S.A.

2~98v2 r~t fOr discussion purpcsss

Sdoco Jdut Vsntuns

SOLOCO JOINT VENTURE
ATTACHMENT V

Form of Deed of Pledge

iTo be drafled by Rodrigo Elias y Medranol

2BV!~91h2 Orelt Ibr discussion '~vposss

Sdoco Jdnt Vsntun

SOLOCO JOINT VENTURE

2~98v2 C - (t br discussion pu`Posss

     ATTACHMENT Vl
Health, Safety and Environmental (HSE) Policy

Soleco Jdnt Vontun,

SOLOCO JOINT VENTURE

ATTACHMENT V111

NET PROFITS INTEREST

Definitions

Capitalised terms shall have the same meaning as set forth in the Agreement. Additionally, the following terms shall mean:

"Net Profits interest": a percentage of the Net Profits derived from a Mining Operation.

"Net Profits": the excess of gross income from the sale of Minerals derived from a Mine and any other related proceeds (excluding the proceeds of sales, if any, of capital equipment, but including proceeds of insurance, if any, other than for the replacement of the capital equipmenO derived from the Mining Operation over all Expenses properly incurred, determined for each accounting period in accordance with generally acceptable accounting principles applied consistently; such Expenses shall, however, not include income taxes imposed upon profits, paid or payable, but shall without limitation, include:

(i) all Expenses required to produce and market produdion derived from the Mining Operation (including mining, milling, concentrating, smeLting, refir!ing, labour, transportation, marketing, maintenance, repair, equipment and all other costs) and such administrative overhead and general
Expenses as required to produce the said gross income;

(ii) all taxes (other than income taxes refenred to above), levies and royalties imposed, charged or levied upon the Mine on the Soloco Property and the Minerals mined therefrom, whether national, departmental, municipal or otherwise;

(iii) interest in respect of money borrowed or provided by the Participating Party(ies), for the purpose of Development and bringing the Mining Operation into production, and an allowance for amortisation of the Exploration and Mine Development Expenses to bring the Mining Operation into production and depreciation of the cost of equipment and facilities (including their replacement, improvement or any addition) required to mine and process the Minerals at such rates as will write off such Expenses pro-rated over the estimated life of the Mine. Notwithstanding the foregoing, if the Participating Party, its permiHed assigns, or an Affliate, uses any of its facilities erected upon a property other than the one contemplated herein, to process the Minerals derived from the Mining Operation, in addition to the cost of processing, a reasonable "usage fee" shall be allowed, in lieu of an allowance for depreciation of the facilities and shall be deducted from the gross income referred to in this AHachment. If, from time to time, additional Expenses of a capital nature are required to maintain, up-date or expand the facilities, the aforesaid usage fee shall be adjusted to take into account the amount of such additional Expenses.

If, in any Budget Period, the Expenses referred to in this Attachment, exceed the income for any such year, the excess shall be carried forward and be deducted as an Expense from the income of the subsequent year or years, as the case may be.

Within 90 days following the end of each Budget Period, commencing at the end of the Budget Period in which the Mining Operation is brought into production, the Participating Party shall deliver to the non-Participating Party a statement of the Net Profits for the relevant period, duly audited by an independent Chartered Accountant appointed by the Participating ParLy for such purpose, together with payment, if any, of the non-Participating Party's Net Profit royalty, detemmined in accordance with this Attachment.

2~919~2 r~ for discussion pu~poses

Sdoco Jdnt Vsotuns

SOLOCO JOINT VENTURE

ATTACHMENT V11

Powers of Attorney

2tW98v2 r~ for d~scussion purpcsss

 .

Soloco Jdnt Vsetun

                                                  Exhibit 10.20
EARN-IN, EXPLORATION AND EXPLOITATION
AGREEMENT

between:
Placer Dome del Peru S.A.C.
and:
Minera Los Tapados S.A.

Re.: Anna Gabrielle Property

CONTENTS

1.   DEFINITIONS AND INTERPRETATIONS .................

2.   AGREEMENT; PURPOSES
 ...............................................................

3.   TERM

4.   STAGE ONE: INITIAL CONTRIBUTIONS AND INTERESTS;

COVENANTS AND CONDITIONS
 .....................................................

4.1 Initial Contribution and Covenants of Los
Tapados.....................................
4.2 Initial Contribution and Covenants of Placer Peru
 .....................................
4.3 Parties' Covenants
 .................................................................
 ...
4.4 Conditions.............
4.5 Stage One Participating~g Interests of the Parties ..

5.   STAGE TWO: EARNING OF PARTICIPATING INTEREST ...............

5. I Exploration Expenses
 .................................................................
 .......
5.2 Compensation to be Paid by Placer
Peru...........................................................
     a) For the shares of the
Company..........................................................
 .
     b) For the Assignment
 .................................................................
 .......
5.3
Earning..........................................................
 ................................
5.4 Vesting
 .................................................................
 .......................
5.5 Unilateral termination, Disposal during~g Earn-in Period
 ..........................

6.   RELATIONSHIP OF PARTIES; EXPENSES; OWNERSHIP ...............

Page

2

7

7

8

8
9
10
10
11

11

1 1 12 12 13 14 14 14

15

     6.] RelationshipoftheParties  15

     6.2 Distribution of Costs and Revenues  ..... 16
     6.3 Ownership  16

7.   STAGE THREE: DEVELOPMENT OF THE PROPERTY BY
     THE COMPANY.....

7.1 Mhiera Alborada S.A.C.; Purpose
 .....................................................
7:2
Board............................................................
 ..........................
7.3
Shareholders.....................................................
 .........................
7.4 General Manager
 .........................................................

16

17 17 19 19




8. OPERATOlt

8.1 Earn-ill Period...........................................
8.2 Authority; duties .......................................
8.3 Marketing of production ................................
8.4 Insurance..................................................
8.5
Indemnification..................................................
 ...........................

9. AUDITS.........

     ......................        ........................................

9A. NET SMELTER RETURN PRODUCTION ROYALTY
 ........................

10. PROGRAMS AND BUDGETS; ELECTIONS .

10.1 Prograllls and
Budgets..........................................................
 ...........

10.2 Review and Approval of Proposed Programs and Budgets
 ...........................
10.3 Developmellt Programs and Budgets; Project Financing
 .............................
10.4 Cash Cal Is ......
I 0.5 Elections .......

11. CHANGES IN PARTICIPATING INTERESTS
 ....................................

11. I Participath~g Interest calculation..................

11.2
Dihition.........................................................
 .............................
11.3 Floor on Dilution
 .................................................................
 ........
11.4 Timing of
Adjustments......................................................
 ..............
11.5 Continuing Liabilities upon Adjustments of Participating hlterests ................

12. PROPERTY
PROVISIONS.......................................................
 ........

12.1 Extension of the Anna Gabrielle
Property..............................................

12.2 Liens and Encumbrances
 .................................................................
 .
12.3 No Partition or Other Uses
 .............................................................
12.4 hldividual and Joint Loss of Title
 .............................

13. RF.PRESF.NTATIONS AND WARRANTIF.S;

LIABILI'I Y l'ROVISIONS ...............................

13.1 Representations and warranties; Los Tapados .............

13.2 Representation and warranties; Placer Peru .............

     13.3 Indemnity      ..

13.4 Othel s
 ...........................................................

19

19 19 20 20 20

21

22

22

22 22 23 24 24

25

25 25 25 26 26

27

27 27 28 28

28

28 31 32 33

     14. ASSIGNMEN I'; RlGHi'r OF FIRST REFUSAL   .................

14.1 Assignmelit....................................

     14 2 Right of First Refusal   :

14.3 Affiliates.........................................
14.4 Evidence of Chalige of Ownership ..........

I5. ACCESS;CONFIDENTIALITY

16. TERMINATION....

     16.1 Events of femiinatioli   ..................

16.2 Procedure
 .................................................................
 ..................
16.3 ContiEitling Liability; suivival
 ............................................................

''i'''''''''

17. NOTICES..

18. GOVERNING l.AW; DISPUTES; ARBITRATION
 ..........................

18.1 Govemilig law .......... 18.2 Disputes .................. i
8.3 Arbitration ..............

it9, CONSTRUCTION........

19.1 Enuremelit; Entire
Agreement........................................................
 ....
19.2 Approvals and costs
 .................................................................
 .......
19.3 Severability.........................................
19.4 Waivel-...............................................
19.5 Langtlage...........................................
19.6 Eurthel Assurances..........................

000000

35

36

38

39

40

Executed, Jan. 22, 1999

THIS AGREEMENT is made and entered into on January 22, 1999, between:

t

Compania Minera Los Tapados S.A., a subsidiary of Solitario
Resources Corporation,
incorporated according to the laws of Peru and having its registered office at Los Tucanes No.
234, San Isidro, Lima (hereinafer referred to as "Los Tapados"), duly represented by Mr.
Walter H. Hunt, by virtue of a board resolution attached hereto as Attachment V,

Placer Dome del Peru S.A.C., incorporated according to the laws of Peru (hereinaf er referred to as "Placer Peru"), with registered offue at Ave. Central 643, Piso 3, Lima, Peru, duly represented by Marcial Vergara Montero and Alffedo E. Vidal
Henderson by virtue of its
bylaws attached hereto as Attachment V, and

Compahia Minera Alborada S.A.C., a company to be incorporated under the laws of Peru
(hereinafter "the Company"), duly represented by its founders
Minera Los Tapados S. A. and
Walter Henry Hunt.

WHEREAS:

A. Los Tapados is the sole and exclusive registered title holder of 69 mining concessions known collectively as the Anna Gabrielle property, listed and shown in the maps (Figure I and Figure
2) which are included herein as Attachment 1, located in the Department of Cajamarca, Peru
(the "Property" or "Anna Gabrielle Property").

B. Los Tapados undertakes to transfer and assign all of its rights in the Property to the Company.

Pursuant to a Letter Agreement dated October 5, 1998 attached hereto as Attachment III the parties agree as follows: (i) Los Tapados grants and Placer Peru hereby acquires the right to earn a sixty percent (60%) interest in the Company for the consideration and under terms specifted herein; (ii) Los Tapados, Placer Peru and the Company agree to assign all mining rights and obligations over the Properties to Placer Peru or an Affliate of Placer Peru for an initial term of at least one (I)~year (subject to termination) ffom the Effective Date under terrns and for the consideration specified herein, and (iii) the parties enter into this Agreement for the purpose of conducting

Execuled, Jan. 22, t999


miheral exploration and, if feasible, mining mineral deposits in the Property on terms and for the consideration as further set forth in this Agreement.

NOW, TEI:EREFORE, in consideration of the mutual covenants and agreements set forth below, the Parties agree as follows:

1.   DEFINITIONS AND INTERPRETATIONS

Whenever used in this Agreement, the terms set forth below shall have the meanings assigned to them in this Section 1.1. Such meamings shall apply equally to the singular and plural forms of these terms. Unless otherwise expressly specified therein, the terms defined in this Section
1.1 shall have the same meanings when used in any attachments to this Agreement.

"Affiliate" shall mean, in relation to Los Tapados, any persons or companies other than
Los Tapados, directly or indirectly controlled by Crown Resources Corp. and Solitario
Resources Corp., Colorado, U.S.A. corporations, and when used in relation to Placer Peru, any company other than Placer Peru directly or indirectly controlled by Placer Dome Inc, a
Canadian corporation. For the purpose of this definition:

(i) a particular company shall be directly controlled by another company or companies that either, benef~cially own(s) shares carrying in the aggregate the majority of votes exercisable at general meetings of the particular company, or possess(es), directly or indirectly, and can and do(es) exercise the power to direct or cause direction of management and policies through ownership of voting securities, contract, voting trust or otherwise; and

(ii) a particular company shall be indirectly controlled by a company or companies (hereinafter in this definition called "the parent company or companies"), if a series of companies can be specified beginning with the parent company or companies, and ending with such particular company which shall be so related that each company of the series, except the parent company or companies shall be directly controlled by one or more of the companies earlier in the series.

"Agreement" shall mean this agreement and all attachments to it, which attachments include the assignment agreement, the pledge agreement,, the production royalty agreement, the bylaws of the Company, and other attachments which are incorporated into this Agreement by reference. The assiglunent agreement and the

Executed, Jan 22, 1999

bylaws shatl be executed and entered hTto in the form of separate public deeds upon the execution of the main text of this agreement, and shall be filed and registered with the appropriate govemmental authorities in Peru. To the extent that the terms and provisions of this Agreement are in conflict with the terms and provisions of any such attachment, this
Agreement shall prevail.

"Anna Gabrielle Property" (the "Property" or the "Anna Gabrielle Property") shall refer to all the concessions, pediments, claims and, in general, mining rights, or any interest herein, now owned by Los Tapados and hereafter transferred to the Company and located in the Department of Cajamarca, Peru as issued by the Registro Publico de Mineria del
Ministerio de Energia y Minas as of the date of this Agreement and listed in Attachment 1.
This definition of Anna Gabrielle Property includes the concessions listed hT Attachment 1, as well as all Minerals in the AmTa Gabrielle Property and all surface rights, including real and personal property, all easements, water and water rights associated with or attributablc (hereto.
All references hereilT to concessions shall mean and hTclude any successor or substitutc title instrument issued under the laws of Peru.

';Assets" shall mean and include the Anna Gabrielle Property and all tangible and intalTgible assets (including but not limited to personal and real property) obtained by acquisition, lease, license or any other manner, in connection with and in furtherance of
Operations, including the proceeds, profits, benefits and increments and all Data, reports and other data or information that result from Operations.

"Assignment" shall mean the assignment of the mining rights and obligations with regard to the Property to Placer Peru during the Earn-in Period as defined in Section 5.2(b) and as provided in the Assignment Agreement to be entered into by the parties substalTtially hT the form of Attachment Vlll hereto.

"Assignment Agreement" shall mean the Assignment Agreement to be entered

hTto by the parties UpOIT execution of this AgreenTent substalTtially In the fonn of AttachlTTelTt Vlll hereto.

Bo;.I-d slTall ITTealT the Board of Directors of tiTe ColTTpalTy;

"Budget" shall mean a detailed projection of estinTated costs and expenses required fomuTy Operations durhTg a Budgct Period.

"Budget Period" during the Earn-hT Period shall mean a perigd of one year
COmnTOlTCilTg OIT Ist March and ending on the last day of February of the following year, except that the first Budget Period shall be the initial period from the Effective Date

Executed, Jan. 22, 1999

until the last day of February of 2000. There should be a total of four budget periods during the Earn-ln Period. Subsequent to the Eam-in Period, Budget Period shall mean a period of one year cormnencing on January Ist and ending on December 31. The first Budget Period subsequent to Eam-in shall mean that period between the effective date of the Eam-hT ulTtil
December 31 of the same year.

"Casb Calls" shall have tthe meanhTg as set fortlT itT Section
10.2.

"Company" shall mean Compania Minera Alborada S.A.C. or such company to be established by Los Tapados that will be exclusively dedicated to holding the Arma Gabrielle
Property. A model form of the bylaws of the Company are shown in Attachment Vll.

"Data" shall mean data and information conceming exploration within the Anna
Gabrielle Property, hTcltiding but not limited to the following: all logs and drill hole records;
maps showing the location of all holes drilled; all land surveys (including both maps and a listing of co-ordinates); all geochemical sample locations, all amalytical and interpretative data and information (including without limitation all chemical or other assays); all geophysical records; all ore reselve, production and feasibility studies; and all other similar records whatever their fomm and nature with respect to the Operations conducted OIT the
Property in accordance with the purpose and terms of this Agreement.

"Development" shall mealT all activity or work to be conducted following approval of a feasibility study and continuing until the Mine described by a feasibility study achieves commercial production and shall include but not be limited to all preparations for the removal and recovery of Minerals, the construction, erection, installation and equipping of a Mine and associated facilities.

"Earn-in Period" shall mean the period starting on the Effective
Date comprising
Stage One and Stage Two and ending upon Placer Peru ea~ning a 60%
(sixty percent)
Participating interest in accordance with the conditions of
Section 5, or altematively, after
having terminated this Agreement.

"Effective Date" shall mean, notwithstauTding the date hereof, October 5, 1998.

"Expenses" shall mean all costs, expenses and liabilities accruing or resulting GOITT
0peratiolTs, ilTcluding but not liiTTited to adlTTilTistrative, auditilTg a~Td/or legal costs witlT respect to the Anna Gabrielle Property as well as tax burdens and other govermmental levies related to or derived from Operations. DurhTg the,Eam-in Period, E5xpenses pursualTt to
Section 5 1 expended by Placer Peru qualify towards Placer Peru's right to eam a ParticipatuTg interest hereunder. Head oftice, overhead and other indirect

Executed, Jan. 22, 1999

costs hTctll-red by Placer Peru during the Eam-in Period or the Operator thereafter in connection with Operations shall ColTStitute Expenses, provided such costs are not in excess of 5/0 (five percent) of the total Expenses of the Budget Period to which such costs reLTte.

Los Tapados acknowledges that Placer Peru will be conducting Exploration in respect of the
Anna Gabrielle Property and also exploration in respect of other properties in the sanTe region that are not included in the Agreement, and that Placer Peru will be entitled to apportion
Expenses in fulfillment of its obligations on such basis as Placer Peru deems appropriate acting reasonably provided that such Expenses are approved or accepted by Los Tapados as bona fide
Expenses incurred in direct connection with the Anna Gabrielle
Property.

A strict definition of what shall be considered an allowable
Expense during the Eam-in Period
is included in Attachment II as "Work Costs".

"Exploration" shall mean the prospecting, explorilTg and all other activities and operations which have for their purpose the discovery and delineation of deposits of MhTerals witlTilT the Anna Gabrielle Property by ground and/or aerial methods, and, after the discovery and location of a deposit of Minerals, the hTvestigation and evaluation of such deposit of
Minerals by drilling, surface and/or underground workings, sampling and testing to determine the size and quality of the discovered deposit of Minerals.

"Letter Agreement" shall mean the agreemelTt dated October 5, 1998 betwec Placer
Peru and Los Tapados relating to the Property and appended in Attachment III

"Los Tapados" for purposes of this Agreement shall mean Minera
Los Tapados S.A. or
one of its Aff liates.

':Mine" shall mean:

(i) any shaft, pit, tunnel or opening, underground or otherwise, made or constructed after preparation of a Feasibility Study, and from which
Minerals have been or may be removed or extracted by any method wlTatsoever, whetlTer ITOW known or hereafter developed, in quantities larger than those required for purposes of sampling, analysis or evaluation;

(ii) nTills and other facilities for the treatment, processing and storage, and disposal of Minerals and waste, including tailings;

s

Executed, Jan. 22, 1999

(iii) fixtures, buildings, facilities and improvements for mining, processing, handling and transporting Minerals, waste and materials; and

(iv) housing, off~ces, roads, airstrips, power lines, power generation facilities, evaporation and drying facilities, pipelines, railroads, infrastructure, and other facilities for any of the foregoing purposes.

"Minerals" shall mean all ores, minerals and mineral substances.

"Mining Operation" shall mean the work or activity of mining, removing, extracting, treating, processing, milling, drying, and packaging Minerals and associated by-products (in quantities larger than those required for purposes of sampling, assaying, testing, analysis or evaluation) by open pit, underground, in situ methods, heap leaching, solution mining or any other methods now known or hereafter developed; all operations necessa~y to operate and maintain a Mine, including the further construction, development, maintenance and operation of buildings, plant, machinery and facilities required for the purpose thereof; and all reclamation and restoration performed upon or for the benefit of the A~ma Gabrielle Property as a result of Operations conducted pursuant to this Agreement.

"Net Profts Interest" shall have the meaning as set forth in Attachment IV.

"Non-Participating Party" shall mean any Party that has elected not to participate in the costs of a Program and Budget for Operations after the Earn-in Period pursuant to Section
10.4 of this Agreement.

"Notice" shall mean any notice as required under Section 17 of this Agreement.

"Operations" shall mean Exploration, (Pre-)Development, Mine
Development and
Mining Operations undertaken and conducted pursuant to (approved)
Programs and Budgets.

"Operator" shall mean any person or entity designated as, and serving i capacity of,
Operator pursuant to Section 8 of this Agreement.

"Option" shall mean the option by Placer Peru to acquire an interest i Company in accordance with the provisions of Section 5.

"Participating interest" shall mean a Party's undivided interest in the Company as the same may appear from time to time, it further being understood that a Party,

Execute4, Jan. 22, 1999

durittg the Earn-in Period, shall not have or own a Participating
Interest of less than 10% (ten
percent) as further detailed in Section 11.3 of this Agreement.

"Placer Peru" for purposes of this Agreement shall mean Placer
Dome del S.A.C. or
one of its Affdiates.

"Party" or "Parties" shall mean Placer Peru and or Los Tapados and or successors or permitted assignees in accordance with Section 14 of this Agreement.

"Pre-Development" shall mean all activity or work involved in Exploration and feasibility studies. Pre-Development also includes, but is not limited to, nonexploration related infrastructure activities such as administration of the Anna Gabrielle Property itt accordance with the terms of this Agreement, surveying, mapping, drilling, road construction, soil testing, engineering design, cost analysis, preparation of environmental impact statements or studies, overburden stripping, and pilot testing programs.

"Program" shall mean a detailed statement of Operations to be conducted during a
Budget Period, adopted and, as appropriate, approved pursuant to
Section 10.2 of this
Agreement.

"Stage One" shall have the meaning set forth in Section 4.2.

"Stage Two" shall have the meaning set forth in Section 5. 1.

"Stage Three" shall have the meaning set forth itt Section 7.

2.   AGREEMENT; PURPOSES

The Parties hereby enter into this earn-in, exploration and exploitation agreement for the purposes of exploring for, and if feasible, developing and producing Minerals and deposits thereof within the Anna Gabrielle Propetty and for acquiring, improving, developing and operating the properties and or concessions within the Property in all respects in accordance with the provisions of this Agreement. This Agreement and its attachments will be the exclusive means by which the Parties and any person or persons not dealing with a Party at arms' length will conduct Operations on the Anna Gabrielle Property.

3.   TERM

Executed, Jan. 22, 1999

This Agreentettt comutences on the date hereof subject to the conditions of Section 4.4, and will continue in full force and effect for so long as the Parties jointly own or have the right to earn any interest in the Company, unless sooner terminated in accordance with the provisions of this Agreement.

For clarificatiou purposes, the temm of this Agreement has been further organized according to three different stages and four budget periods, each of which are set forth in detail uttder
Sections 4 through 8 below.

4.   STAGE ONE: INITIAL CONTR7BUTIONS AND INTERESTS; COVENANTS
AND CONDITIONS

For purposes of this Agreement, Stage One shall begin on the Effective Date and couclttde at the end of the first Budget Period, that is, on the last day of February of 2000. During Stage
One, the parties agree as set forth in this Section 4.

4.1  initial Contribution and Covenants of Los Tapados.

Los Tapados, as its Stage One contribution and for consideration to be paid by Placer Peru, contributes to the Conipany all of its rights and Data gathered to date with respect to the Anna
Gabrielle Property. To that end, Los Tapados has, attc7 to thc cxtcut this has not been completcd at the date hereof, shall:

(a) no later thau January 31, 1999, complete and file with a Notary Public the ntittute of htcorporation of the Contpany, contributing to the Company all of Los Tapados' right and title to the Anna Gabrielle Property and
Data with respect to the Anna Gabrielle Property listed under Attachment
I. Los Tapados shall provide Placer Peru conclusive evidence thereof htcluding but not limited to, a complete and perfected public deed evidencing the incorporation of the Company and the transfer of the Anna
Gabrielle Property to the Company duly filed with the Mining
Register;

(b)

immediately upon incorporation of the Cotnpany but in ttO event later than ninety (90) days from the date of execution hereof, cause the Company to issue, free of any liens, encumbrances and charges, sixty percent (60 /0) of the outstanding share capital of the
Company to Placer Peru or an Affiliate of Placer Peru for consideration equal to the face value of the shares of the Compatty, wlticit shall be ,valued at sixty percettt (60%) of the Contpatty's nct egttity. The transfer of the Property and the Data to the Compatty should be vaTued at its tax cost, and both

Executed, Jan. 22, 1999

Placer Peru and Los Tapados shall jointly assume any income tax liability arising from such transfer, if any, according to each Party's Participating
Interest at the time of the transfer to the Compau~y. Moreover, Placer Peru will assume 60% of the income tax liability, if any, arising from the transfer of the shares as provided hereunder;

(c) upon execution of this Agreement, the bylaws of the Company will be

Attachment VII hereto and including the following composition of the
Board of Directors of the Company:

William M. Hayes, (alternate Jose Luis Cea)
Gregory Cox (alternate Arturo Galleguillos), and
Walter H. Hunt (alternate Christopher E. Herald)

(d)

(e)

     immediately upon incorporation of the Company but in no event later than ninety (90) days from the date of execution hereof, register the office of the Company at Av. Central 643, Piso 3, San Isidro, Lima and deliver all corporate ledgers, corporate records and the like to the of fices of Rodrigo, Elias & Medrano, local counsel to Placer Peru, to the attention of Luis Carlos Rodrigo Prado, who will act as non-voting
Secretary to the Board of Directors of the Company.

btttnediately upon executiott of this Agreement but in no event later than forty-five (45) days from the date hereof, enter and perfect the Assignment
Agreement as provided for in
Section 5.2(b) below.

(f)  for purposes of applying the formula provided in Section 11.
I, by

exception, at the end of the Earn-in Period Los Tapados' deemed initial
Participating Interest will be 40/O of Placer Peru initial contribution at the end of the Earn-in Period,

Los Tapados shall have the right to notify Placer Peru and request an extension for a reasonable period of time, in the event it is not able to complete its obligations under this Section 4.1 within the periods specified herein, and approval of such extension should uot be unreasonably withheld by Placer Peru.

4.2  Initial Contribution and Covenants of Placer Peru.

PLtcer Peru, as Stage One contributions and in consideration for the rights granted by Los
Tapados hereunder, agrees as follows:

Bxecuted, Jan. 22, 1999

(a) conduct Exploration from the Effective Date until the end of the first

Budget Period incurring Expenses relating to Operations in the amount of not less than US$300,000, it being understood that Expenses incurred by
Placer Peru during Stage One in respect of the Anna Gabrielle Property in excess of US$300,000 shall qualify and be carried forward as Expenses corresponding to the following Budget Periods;

(b) pay the derechos de vigencia for the Property during the first Budget

Period in accordance with Section 5.2(b).

(b)

(c)

(d)

(e)

pay the consideration for the right to earn a Participating
Interest itt the Company during Stage
One as set forth under Section 5.2(a) below;

pay the consideration for an assignment of all mining rights and obligations with respect to the
Property during Stage One as set forth under Section 5.2(b) below;

within 30 (thirty) days of the date in which Los Tapados transfers 60 % of the shares in the Company to Placer Peru as set forth in Section 4.1 above, Placer
Peru shall grant Los Tapados a first and preferential pledge on such shares by executing a Deed of Pledge substantially in the form contained in Attachment VI. The Parties agree that the pledge will be terminated canceled at such time as Placer Peru completes the earning of a 60% (sixty percent) Participating interest as set forth in Section 5, aud ensure that all Exploration Operations carried ott by Placer Peru or on its behalf during Stage One and Stage Two shall be carried out in accordance with prudent bttentatiotnal mitteral exploration standards and practices, and that all applicable laws, regulations, perntits and approvals are performed and complied with in connection with such activities.

In compliance with its obligations under this Section 4.2 Placer
Peru has made as of the date of this
Agreement, the payments required under 4.2(c) and (d) above for the first Budget Period, and Los
Tapados acknowledges receipt thereof by execution of this Agreement.

Executed, Jao. 22, 1999

4.3  Parties' Covenants

During the life of this Agreement, Parties shall use their best efforts to maintain the concessions forming the Anna Gabrielle Property in good standing, including ensuring that all filings and applications required under applicable laws or the tenms of such concessionst are made.

4.4  Conditions

This Agreement is conditional on:

Los Tapados having perfonmed, procured and evidenced to the satisfaction of Placer Per6, any and all actions in relation to Los Tapadost initial contributions as detailed in Section 4.1, and

Los Tapados undertakes to complete to the extent possible the itnplementation of the aforententioned condition as soon as practicable before January 31, 1999, but tto later than 90 (ninety) days after the date of execution of this Agreement. Should Los Tapados not be able to complete all actions in relation to its obligations as detailed in Section 4.1, Los Tapados shall notify Placer Per6 and shall request an extension of a reasonable period of time, approval of such extension not to be unreasonably withheld.

4.5  Stage One Participating Interests of the Parties

Subject to eanT-in, dilution and relinquishment pursuant to Sections 5 and 11, the Parties' Participating interests in the Company as of the Effective Date shall be:

Los Tapados: Placer Per6:

100% (one hundred percent)
     0/O (nil percent)

s    STAGE TWO: EARNING OF PARTICIPATING INTEREST

For purposes of this Agreement, Stage Two shall begin at the end of the first Budget Period, and conclude at the earlier of (i) the end of the fourth Budget
Period, or (ii) the date Ott which Placer Peru eanns a Participating Interest in accordance with this Section 5.
During Stage Two, the parties agree as
set forth itt this Section 5.

Exploration Expenses

Executed, Jan. 22, 1999

Placer Per6 may, in addition to Stage One Expenses, at its option but not obligation, spend up to US Dollars 3,750,000 (three million seven hundred fifty thousand U.S.Dollars) on
Exploration relating to the Anna Gabrielle Property as Placer Per6 detemmines in its sole and absolute discretion to be appropriate. Expenses incunred during any of the Budget Perio~ds in excess of the amounts provided hereunder shall qualify as Expenses conresponding to the following Budget Periods. Such expenditures iti order to qualify for eaming of a Participating interest shall confomm to the following Budget Periods and
Stages:

ONE

     ,    ..........     .

          TWO
     THREE
t.............................................

FOUR
TOTAL

BUDGET PERIOD

STAGE

ONE

AMOUNT

$300,000

TWO .     $450,000

     ............................  j

TWO  .    $950,000
     t

     .................   _    ..............................................

$4,050,000

Nothing in this Section 5 shal1 be construed as obligating Placer
Per6 to incur additional
Expenses beyond those specified in Stage One except as provided for in Sections 5.5 and 16.3.

Placer Per6 shal1, after the end of each Budget Period during the Eam-in Period, provide to Los
Tapados a report detailing the results of its Exploration
Operations and of I XpetTSeS itt respect of the Anna Gabrielle Property, including copies of related data
(inclttdittg the geophysical data in
hard copy and digital fonnat).

5.2  Compensation to be Paid by Placer Peru

Duriltg the EartT-itt Period Placer Peru shall pay to Los Tapados as follows:

(a)  For the shares of the Company

As consideration for an exclusive right to be fully vested with 60% of the shares of the Contpatty, Placer Per6 shall compensate Los Tapados as set forth below. Placer Peru shall have the right to exercise or termittate the vesting of its

Executed, Jan. 22, 1999


Participating Interest at any thtte durittg the Earn-in Period pursualtt to the requirements of
Sections 4.2 and 5.1. However, all payments for the Participatiltg interest not incunred as of the date of temminating such right shall cease and shall not constitute an obligation of Placer Peru upon temmination of such right. The Participating Interest payments are inclusive of all taxes, if any, and shall be due and paytable on the first day of the Budget Period corresponding to the payment. The payment for the right to a Participating Interest during the first Budget Period has been made by Placer Peru as of the date of execution hereof and Los Tapados acknowledges receipt and confommance with such Payment by execution of this Agreement.

ISt Budget Period   $40,000
2nd Budget Period   $50,000
3rd Budget Period   $50,000
4tl. Budget Period  $50,000

(b)  For the Assignment

In exchange for an exclusive assigmnent of all mining rights and obligations with respect to the
Property during the Eam-in Period in accordance with this Agreement, the parties shall execute an Assignment Agreement substantially in the fonm contained in Attachment VIII and Placer
Peru shall compensate Los Tapados as set forth below. As part of the Assignment Placer Peru agrees to pay the yearly tnining property fees (or "derechos cle vigencia") applicable to each of the claims pursuant to article 39 of the Peruvian Mining Code, during the tenm of this
Agreement and payable during the first semester of each calendar year.

In respect thereof, Los Tapados acknowledges that payment for the derechos cle vigencia on the Property are currently paid up to the calettdar year 1997, aud thereby the first payment to be made by Placer Peru in June, 1999 would be applied to 1998. Los Tapados and Placer Pertt hereby agree that in the event the preselTt mining Laws and regulations itT Peru are modifted to require that payment for the derechos cde vigencia be made for the year in course and or in advance; that Los Tapados shall bear the entire cost and expense of bringing such payments up to date (including any possible fines or penalties). That is, Los Tapados shall bear the costs of the derechos de vigencia for the y~ear in arrears.

Executed, Jan. 22, 1999

DuritTg the first Budget Period the payment of the clerechos cle vigencia is a finn comtTTitttTcnt. The Assignment Agreement shall automatically tenminate upon teuTTitTatiotT of this Agreement or as provided thereunder, which includes, but is not iitTTited to the CompalTy's grant of a net smelter retunT production royalty to Placer Penu after the EartT-In Period as provided under Section 9A.

The payment for the Assignment for the first Budget Period inclusive of all taxes, whether sales
(IGV) or otherwise, has been made by Placer Peru as of the date of execution hereof and Los
Tapados acknowledges receipt and confommance with such payment by execution of this
Agreement.

Budget Period  $10,000

2"''Budget Period
3t'i Budget Period

4ti~ Budget Period  Yearly mitTing property fees

5.3  Earning

Yearly mitTitTg property fees

Yearly mhTitTg property fees

OIT such date as Placer Peru has (i)fulfilled its obligations as set forth hT Sections 4.2, 5.1 and 5.2, (ii) has incurred aggregate Expenses equal to or greater than U$ 4,050,000 and (iii) has given Notice thereof to Los Tapados, Placer Peru shall be deemed to have fully eamed a 60%
Participating Interest in the Company. The Partiest respective Participating Interests shall then be:

Los Tapados (or an Affiliate): Placer Peru (or an Affiliate):

5.4  Vesting

40/0 (forty percent) 60% (sixty percent).

UPOIT request by Placer Peru after havhTg completed the eamhTg-in of its Participating interest, Los Tapados shall execute and deliver to Placer Peru appropriate conveyances to evidence the vestilTg of Placer Peru's Participating hTterest in accordance with Section 5.3 which shall include the temTinatiotT cancellatiolT of the Deed of Pledge on Placer Peru's shares in the Co'TTpatTy ancl all legal formalities associatecl thcrcwitlT.

5.5  Unilateral termination; Disposal during Earn-in Period

Executed, Jan. 22, 1999


At any time after completion of the work commitments and payments specified during Stage
One, Placer Peru shall have the unilateral right to Notify Los Tapados that it wishes to tenninate this Agreement. Notwithstanding the above, should Placer Peru temminate this
Agreement, Placer Peru shall be obligated to complete such work con\mitments and paymetTts of the derechos de vigencia for the Budget Period already ilT course at the time of temmination but shall have no obligations to incur additional ExploratiolT Expenses or make payments to
Los Tapados for subsequent Budget Periods as provided for in Sections 5.1, 5.2(a) alTd 5.2(b).

Notice of tenmination during Stage One or Stage Two by Placer Peru shall be accompanied by a relinquishment to Los Tapados of all of Placer Peru's rights, title, interest and royalties in this Agreement and the Company, and Placer Peru shall have no furflTer obligations with respect to
Exploration Expenses and/or Operations, other than to make available to Los Tapados all Data in respect of the AnTa Gabrielle Property at no charge and as provided for in Section 16.3.

However, Placer Peru does not and will not represent, wanrant or guarantee the completeness, accuracy or validity of the Data surrendered to Los Tapados.

Placer Peru shall execute and deliver to Los Tapados appropriate conveyances to evidence the relinquishment of all of Placer Peru's rights, title, interest and royalties in the Anna Gabrielle
Property as well as transfer the shares in the Company to Los
Tapados or an Affiliate for
nominal consideration.

6.   RcELATIONSHIP OF THE PARTIES; EXPF.NSES; OWNERSHIP

6.1  Relationship of the Parties

The rclationship between the Parties shall be linTited to the perfomTance of the purposes set out in this Agreement. It is not the intention of the Parties to this Agreement to create, and this Agreement will not be construed as creating, a minitTg partnership, a commercial partnership or other partnership between the Parties.

Each Party shall be responsible only for its obligations and liabilities as set forth in this Agreement. Nothing contained in this Agreement shall be deemed to constitttte any Party the agent or legal representative of the others, or to create any fiduciary relationship between them, unless otherwise expressly established. As against third palties, any Party hereto that incurs any obligation or liability in comTection with this Agreement shall be solely responsible for the discharge thereof, but as between the parties shall be entitled to recover the same from the

Executed, Itut. 22, 1999


other Parties hereto in proportion to their respective
Participating interests if and to the extent that such obligations or liabilities were approved by such other parties or their respective nominees on the Board of the Company.

No Party shall have any authority to act for or to assume any obligation or responsibility on behalf cttf the other Parties, except as expressly provided in this Agreement. Each of the Parties agrees to indemnify and hold hammless the other Parties, its directors, officers, and employees from and against any and all losses, clahns, damages, and liabilities arising out of any act or any assumption of any obligatiotT or liability by the first-mentioned Party, or any of its directors, officers, agents, or employees, done or undertaken, or apparently done or utTdertaken' on behalf of the other Party, except pursuant to the authority expressly granted herein or otherwise agreed to by the Parties.

Except as provided in section 12.1, each Party shall have the free and utTtesttictcd riglTt, itTdepetidelTtly or ilT CotTTbitT~ttiotT WitiT otlTCrs, to etTgage in alTd receive the full benefits of any and all business endeavors of any sort whatsoever, wlTetlTer or not competitive witlT the endeavors contemplated hereitT with respect to any property rights outside of the Anna Gabrielle
Property.

Except as provided in this Section 6.1 or in Section 12.1, it is expressly agreed that a Party shall not have any fiduciary obligation or other duty of whatsoever character to the other
Patties that would prevent it from engaging in or enjoying the benefit of such competing endeavors or would require it to consult with or allow such other
Parties to participate therehT.

6.2  Distrihution of Costs and Revenues

All Expenses shall, except during the Earn-in Period as provided in Sections 4 and 5, be shared and bome by the Parties in proportion to their Patticipating
Interests, subject to dilution and
relinquishment pursuant to Section 11.

Likewise, all dispositions arising out of Operations shall also be made to the Parties hT proportion to their Participating interests, subject to dilution and IclitTqttislTtTTetTt pttrsttatTt to SectiotT 11 below.

6.3  OsvnerslTip

The Company shall hold exclusive legal title to the AmTa
Gabrielle Property, the Assets and
any and all production of Minerals produced from the Anna
Gabrielle Property, subject to the
payment of royalties to the parties pursuant to Section 9A, or to the grantors or lessors of any mining rights now owned or hereafter

Executed, Jat~. 22, t999

acquired withhT the Anna Gabrielle Property pursuant to Section
12 of this AgreemetTt.

Should any Party, subsequent to the date of this Agreement, burden any of its hTterest in the Anna Gabrielle Property with any additional royalties or other payments out of production, the same shall be bome and paid entirely by the Party creating such burden out of that Party's proportionate part of production from the AmTa Gabrielle
Property.

7.   STAGE THREE: DEVELOPMENT OF THE PROPERTY BY THE
     COMPANY

i or purposes of this Agreement, Stage Three shall begin at such time as Placer
Peru has been deemed to have eamed a 60% Participating interest pursuant to
Sections 4 and 5 of this Agreement. The parties shall then be in a positiotT to jointly pursue further development of the Property as shareholders of the
Company and as specified in this Section 7.

7.1  Minera Alborada S.A.C.; Purpose

The Company shall be used for the exclusive purpose of holding the interest in flTe Anna
Gabrielle Property hT furtherance and accordance with the provisions and intent of this
Agreement. The bylaws of the Company, which incorporate the provisions of this section 7 are approved by the parties In the form of AttachunelTt VII herein.

7.2  Board

Placer Peru shall be initially entitled to nominate two members and Los Tapados shall be entitled to nominate one member to the Board of Directors of the CompatTy. The persons named in Section 4.1 (c) shall be the initial members of the Board of Directors of the Company and their altemates.

After conclusion of the Eam-in Period, the Board of Directors of the Company shall be appointed by their respective Shareholders Meetings, reflecting the percentage of Participating interest each Party has, as may correspolTd in each case. The Board of Directors of the
Company shall make all policy decisions relating to the conduct of Operations within the Anna
Gabrielle :Property by shttple majority VotitTg except as otherwise provided for hT this
Agreement, and shall itT particular:

Executed, Jan. 22, 1999

(i) approve or disapprove the Operatods proposed selection of consultants and contractors to be employed in the furtherance of major
Operations,
including but not limited to, the conduct of feasibility studies, Mine
Development Programs and Production Programs;

(ii) consult with and provide advice to Operator and the General
Manager;

(iii)     appoint, change or replace the Operator and the General
Manager pursuant to the temms
of this Agreement;

(iv)

(v)

(vi)

approve, reject, or approve with modifications all proposed
Programs and Budgets;

review the progress of Operations and costs incurred thereunder;

approve, modify, or reject all proposals to acquire additional lands or interests or to surrender or abandon all or part of the AruTa Gabrielle Property, except as otherwise provided in this Agreement;

(vii) determine from Data obtained during Exploration that Minerals exist in suffTcient quantity and are of sufficient quality to justify the preparation of feasibility studies;

(viii) perfomm such duties as required by the Company's bylaws, the laws of Peru and the requirements of regulatory bodies of Peru, and

(ix) perfomm such other tasks as may be necessary or convenient for the conduct of
Operations, including but not limited to the establishment of such controls and procedures for Operations during feasibility study preparation, Mine Development and
Mining Operations as it deems necessary or desirable, and as provided in the bylaws of the Company.

In general, both before and after the Earn-in Period finalizes, regular meetings of the Board of Directors shall be called by the President of the Board or upon request of the General Manager or the Operator, as the case may be, and shall be held at least annually. Following the end of the Eam-in Period, meetings shall be held at least quarterly. Special meetings may be requested by any Party or by the Operator to the President of the Board, who shall call for such meetin~ within reasonable time.

Executed, Jan. 22, 1999

All meetings shall be held in Lima, unless otherwise agreed by the Parties.

Written Noticc of the time and place of each regular meeting, accompanied by a proposed agenda and copies of documents to bc considered by the Board, shall be submitted by the
President of the Board (if necessary provided by the Operator) to the members of the Board (or, if a special meeting, by the Party or the Operator requesting tthe meeting) not less than 15
(fifteen) days before any such meethTg, unless such requirements are waived in writing by all members of the Board. If the General Manager deems it necessary for any persomnel who are assigned duties in connection with the conduct of Operations to attend any meeting, the cost incurred therefore shall be charged to the account of the Company.

The Secretary of the Board shall prepare and promptly submit to the members of the Board appropriate minutes of each meeting. The members shall approve or suggest corrections to the minutes within 15 (fifteen) days of receipt. If no suggested corrections are received by the
Geueral Manager within the 15 (fifteetT) days period, the minutes shall be deemed to have been approved by the Board as drafted. In the event that suggested correctiOtTS to the minutes are submitted by a Party within the time provided, the approval of the minutes shall be the ftrst order of business by the Board at its next meeting.

7.3  Shareholders

As joint shareholders of the Company, the Parties shall not vote or omit to vote, decide or omit to decide, nor undertake or omit to undertake, any action which is in contravention of the provisions and intent of this Agreement.

Moreover, neither Los Tapados nor Placer Peru as initial shareholders of the Company, shall create or cause the creation of a mortgage or any lien or encumbrance over the shares in the Company or the Anna Gabrielle Property, without the other Patty's prior written consent.

7.4  General Manager

During the Earn-in Period and as long as Placer Peru is the Operator, the General Manager of the Company will be nominated by Placer Peru. The General Manager will be responsible for all technical, corporate and administrative matters of the Company.

After completion of the Earn-in Period, the General Manager of the Company shall be appohTted by the Board of Directors and will have all technical and

Executed, Jan. 22, 1999

administrative powers, duties and faculties as the Board or the Shareholders Meeting may deem convenient or necessary.

OPERATOR

8.1  Earn-in Period

t

DurhTg the Earn-in Period and any time thereafter, when its Participating interest is greater than 50/0, Placer Peru shall have the right, but not the obligation, to be the Operator. If Placer Peru's Participating interest falls below 50/O at any time when it is the Operator, the Board of the Company shall have the power and authority to replace Placer Peru as the Operator with such entity or person
(including Los Tapados) as the Board of the Company agrees to appoint by majority voting.

8.2  Authority; duties

Following the Eam-in Period the Operator will have full right, power and authority to manage
Operations including requisitioning one or more feasibility studies (including a bankable feasibility study), to propose and implement a Mine Development, or to operate any Mine.

Following the Eam-in Period the Operator will keep adequate records of its activities and will report in writing within 30 days of the end of each calendar quarter on its activities during such quarter which shall include but not be limited to a review of technical results, Expenses compared against Budgets and a forecast of tcchnical undertakings and results and future
Expenses against Budget. The Operator will be responsible for preparing the quarterly accounts for the Company. The Operator shall conduct Operations in accordance with prudent intemationai mineral exploration standards and practices, and that all applicable laws, regulations, pemmits and approvals are perfommed and complied with in connection with such activities, but shall not be liable to any Party hereto for any direct or consequential loss occasioned by its activities, except where resulting from its wilful misconduct or negligence.

All Programs and Budgets proposed by the Operator will be subject to approval by the Board of the Company as set forth in Section 10.

8.3  Marketing of production

Executed, Jan 22, 1999

The Operator will have full right, power and authority to market and sell any and all product produced by any Mine on the Anna Gabrielle Property in accordance with marketing plans
("Marketing Plans") unanimously approved by the Board OIT such temTs and for such time periods as the Board may deem appropriate.

8.4  Insurance

t

The Operator shall cany and maintain, or cause to be carried and maintained adequate insurance in all respects naming the parties to this Agreement.
Insurance as provided hereunder shall be an allowable Expense of the Company.
The Parties, at their individual options and expense, may obtain insurance coverage in addition to the insurance obtained by the Operator for Operations, as they may ilT their own discretion deem appropriate.

8.5  lndemnificatiott

Each of the Parties hereto shall severally indemnify and hold hammless the Operator, to the extent of such Party's Participating interest, against any and all costs, expenses, liabilities or damages (including legal fees and expenses) hTcttrred by it in connection with the perfommance of its obligations herein, provided, however, that such indemnity shall not extend to any costs, expenses, liabilities or damages arising solely from the Operator's wilful misconduct or negligence.

9.   AUDITS

Notwithstanding the annual audit conducted by certified public accountants required by
Peruvian corporate law, each Party shall have the right to have an independent audit of all books, records and accounts of the Company. This audit may review issues raised by the requesting Party, with all costs bome by the requestilTg Party. AnY audit conducted on behalf of any Party shall be made duritTg the Manager's nonnal business hours and shall not interfere with Operations. No Party shall have the right to audit records and accounts of the Company relating to transactions or Operations more than twenty-four (24) molTtlTs after the end of the calelTdar year during which such transactions, or transactions related to such Operations, were recorded in the accounts of the CompatTy. All written exceptions to and claims upon the
Operator for discrepancies disclosed by such audit shall be made not more than three (3) months after completion and delivery of such audit, or they shall be deemed waived.

Executed, Jan. 22, t999

The Operator shall Notify the auditing Party of such explanations and remedies with regard to the discrepancies within one month of receipt of writtenNotification. Should discrepancies remain unresolved between the Parties, the sole means of resolution of such disputes shall be through the process of Arbitration in accordancetwith Section 18.

9A.  NET SMELTER RETURN PRODUCTION ROYALTY

Following the Eam-ln-Period, the Parties agree to cause the Company to grant a thl-ee percent
(3/0) net smelter retum production royalty ("NSR") to Placer Peru or one of its AfEtliates as consideration for the funding of Exploration Expenses on the Property and, as consideration for the assignment payments as provided in Section 5.2(b). Upon the incorporation of the
Company, the Parties also agree to cause the Company to grant a two percent (2%) NSR to Los
Tapados in consideration for the exploration expenses and yearly mining fees paid by Los
Tapados on the Property since 1993. These agreements shall be entered into by the Parties in the fomm of Attachment IX included hereto.

10.  PROGRAMS AND BUDGETS; ELECTIONS

]0.] Programs and Budgets

The Program and Budget for the period comtnencing after completion of the Eam-in Period and extending to December 3 ]th of the year in progress, shall be adopted by the Board of Directors of the Company as soon as reasonably practicable after completiorT of the Eam-in Period.

By November Ist of each year after the Eam-in Period, the Operator shall prepare and submit to the Board of Directors of the Company a Program and Budget for the following Budget Period.
The Board shall consider all Programs and Budgets submitted by the Operator or submitted by one or more Directors (or if it is the case, by any Party) and shall take action in accordance with Section 10.2 below.

10.2 Review and Approval of Proposed Programs and Budgets

Executed, Jan. 22, 1999

Subject to Section 10.1, the Board of the Company shall deal with Programs and Budgets as follows:

Not less than 7 (seven) days and not more than 20 (twenty) days following the submission of any proposed annual Program and Budget the Board of Directors shall meet to review the
,submitted proposal;

the Board shall consult in a good faith effort either to approve or adopt the proposed Program and Budget as submitted, or a revision thereof, or to fommulate an altemative Program and
Budget acceptable to the Parties, and

if a Party anticipates, for any reason whatsoever, not being able to contribute to a proposed
Program and Budget it shall not unreasonably impede or withhold approval or adoption of such
Programs and Budgets itT an attempt to prevent dilution as set forth in Section 11.

If the Board is unable to agree upon a Program and Budget, any of its members may subnTit an altennative Program and Budget within 15 (fifteen) days after that meeting. The Board shall meet again within 15 (fifteen) days following receipt of the altemative proposal and shall take action on the submitted Programs and Budgets. Once approved, and subject to the rights of the Parties to elect not to participate, the annual Program and Budget, any approved supplement thereto or any approved revision thereof, shall be binding on the Parties and shall be carried out by the Operator.

If during any Budget Period less than 80% of the expenditures of an approved Program and
Budget are actually spent, a Non-Participating Party shall have the electiolT to reimburse its pre-dilution share of respective costs to the non-diluting
Palty(ies) within 30 (thirty) days of the conclusion of the Program and not realize any dilution.

The Operator shall immediately notify the Parties of any actual or anticipated material departure from an adopted Program and Budget in course and shall seek approval of all of the Parties for the departure. In the case that unanimous approval of the Parties is not obtained then expenditures which exceed those in an approved or adopted Program and Budget by more than
10% in the aggregate then the excess over 10%, unless directly caused by an Emergency or
Unforeseeable Expenditure, shall be for the sole account of the Operator and shall not be included in the calculations of the Participating Intetests nor deemed an Expense or contribution under this Agreement. Budget ovenuns of less than

Executed, Jan. 22, 1999


10% in the aggregate shall be bome by the Parties in proportion to their respective Participating
Interests.

For the purposes of this Section, Emergency or Unforeseeable Expenditures are those which require that the Operator take any reasonable action it deems necessary to protect life ~tor property, to protect the Assets of the Company or to comply with Laws. The Manager may make reasonable expenditures on behalf of the Participants for unexpected events that are beyond its reasonable control and that do not result from a breach by it of its standard of care.
The Manager shall promptly notify the Participants of the emergency or unexpected expenditure, and the Manager shall be reimbursed for all resulting costs by the Participants in proportion to their respective Participating Interests.

10.3 Development Programs and Budgets; Project Financing.

(a)

(b)

Unless otherwise detemTined by the Board, the Operator shall not submit to the Board a
Program and Budget including DevelopnTent of a Mine described in a completed feasibility study until thirty (30) days following the receipt by Los Tapados or its affliate of the feasibility study. The Program and Budget, which includes Development of the Mine described in the completed feasibility study, shall be based on the estimated cost of Development described in the feasibility study, unless otherwise directed by the Board.

If the Board approves Development of the Mine described in a feasibility study and also decides to seek Project Financing for such Mine, each Party shall, at its own cost, cooperate in seeking to obtain Project Financing for such Mine; provided, however, that all fees, charges and costs (including attorneys and technical consultants fees) paid to the Project Financing lenders shall be bome by the Parties in proportion to their Participating Interests, unless such fees are capitalized as a part of the Project Financing.

Notwithstanding Section 10.2 and 10.4, Board approval of a
Program and Budget that includes
the Development of a Mine and seeks Project Financing for such Mine, should also provide for a period of at least ninety (90) days for funding by Los Tapados from the date such Program and Budget has been approved by the Board.

10.4 Cash Calls

Executed, Jan. 22, 1999

tJnless expressly detailed otherwise in an approved Program and Budget and pursttatTt to Cash
Calls issued by the Operator from time to time, Parties shall pay the Cash Calls required by an approved Prograun and Budget in 4 (four)` quarterly payments on or before the I 5th (f iteenth)
Day of January, April, July and October respectively to fund their respective Participating
Interest share of such approved Program tand Budget. If within 30 (thirty) days of a Cash Call behTg delivered to a Party, the Party fails to fund any Expenses then such party will be deemed to be in default of a Cash Call and shall be notified of sucb default by the notT-defaulting party
(the "Notice of Default"). If within fifteen ( I S) clays of a Notice of Default being delivered to a Party, the Party fails to fund any Expenses, then the other Party will have the right but not the obligation to futTd the amoutTt of the defcietTcy bT proportion to its Participating interest, and the ParticipatitTg interest of the deiitTqttelTt Party will be diluted accordhTgly in accordance with the provisions of Section 11.

10.5 Elections

The Party(ies) shall elect, within IS (fifteen) days from the date a Program and Budget has been approved, either:

(i) to participate in an approved Program and Budget at their then
     Participating Interest, or,

(ii) not to participate in an approved Program and Budget.

Failure to elect (i) or (ii) in a timely manner, shall be deemed to be an election not to participate. The consequences of electhTg or being deemed to have elected (ii) of this Section
10.4 shall be govenTed by Section 11.3 below.

11.  CltANGES IN PARTICIPATING INTERESTS

11.1 Participating interest calculation

After completion of the Eam-in Period and taking into account the Parties' Participating
Interests as detemmined by operation of Section 4, Section S and the definitiotT of Expenses, the Participating interest of the Parties hereto shall be detemTined from thTTe to time in accordance with the following formula:

Pl= [A/(A+B)] x 100

Executed, Jan. 22, 1999

where PI is the Participating interest of such Party, A is the aggregate deemed and achtal
Expenses funded or hTcunred by such Party, and B is the aggregate deemed and actual
Expenses funded or incunred by the other Party.

Each Party's Participating Interest shall be shown in the books of the Company. Upon dilution, reduction~or relinquishment of a Party's Participating Interest as provided in this Section 11, the diluting Party shall, at any time upon the request of the other Party, sunrender or transfer its shares in the capital stock of the Company to the other Party and execute all such assignments and transfers of its Participating Interest to the other Party that the other Party reasonably may deem necessary or desirable.

1 1.2 Dilution

Subject to Section 11.3, if a Party elects or is deemed to elect, pursuant to Section 10.5, not to participate in an approved Program and Budget, or otherwise fails to timd any Expenses pursuant to a cash call issued by the Operator in accordance with an approved Program and
Budget, the Participating Interest of such Party shall be diluted in accordance with the fommula set forth in Section 11. I at the times specified in Section 11.4.

The Non-Participating Party may recommence participation in the next Budget Period's
Program and Budgets at its diluted Participating Interest.

11.3 FIOOT on Dilution

Subject to the operation of Section 11.5 below, if as a result of an election not to participate in an approved Program and Budget a Party's Participating Interest will be diluted below 10% (ten percent), that Party shall be deemed to have relinquished to the Participating Party, and the
Participating Party shall own and be entitled to receive, all of the Non-Participating Party's
Participating Interest.

The Non-Participating Party shall be entitled, however, to recover 5/O (five percent) of the Net
Profits (as defined itT Attachment IV) of the Company, until all sums actually contributed or deemed to have been contributed by it to the CompatTy pursuant to this Agreement, together with interest on such sums at an anuttal rate of 2 percentage points over the 1 2-month LIBOR as published on the relevalTt Telerate page, but not in excess of the rate allowed by Peruvian
Laws, and to the extent such sums plus hTterest have not been recovered previously by the
Non-Participating Party from repayment of debts and/or dividends by the Company prior to the date of relinquishment. The relinquishment of the NonParticipating Party's Participating interest pursualTt to this Section 11.3 is the

Executed, Jan 22, 1999

exclusive means by which a Party may avoid ongoing Program Expenses; there is no election to limit participation in an approved Program and Budget or to have the Party's Participating
Interest diluted to below a 10% (ten percent) PalticipathTg interest as a result of a decision not to participate in an approved Program. In the event that the Participating interest of either party to this AgreemetTt shall revert to a Net Profit Interest, then the diluted party shall relinquish its rights to its Net Smelter Retum Royalty provided in Section 9A.

Timing of Adjustments

The adjustments specified above shall be made at the commencement of a Program and Budget based upon the amount of the Budget and the proportions ilT which the Parties have elected to participate (if at all) in that Budget. The ParticipatilTg
Interests of the Participating Parties
shall be recalculated at the conclusion of a Program and Budget, to reflect the actual Expenses made.

Continuing Liabilities upon Adjustments of Participating interests

Any reduction, dilution or relinquishment of a Party's Participating Interest shall not relieve such Party of its share of any liability arising out of Operations conducted prior to such reduction. For purposes of this Section ] 1.5, such Party's share of such liability shall be equal to its Participating interest at the thTTe suclT liability was incurred. The increased
ParticipathTg interest accruing to a Party as a result of the dilution, reduction, or relinquishmetTt of the other Party's ParticipathTg Interest shall be free of royalties, liens or other encutTTbrances arising by, through or under such other ParticipathTg Party, other than those existing at the time the Properties were acquired or those to which all Palties have given their written consent.

12.  PROPERTY PROVISIONS

12.1 Extension of the Anna Gabrielle Property

If, during the tenm of this Agreement, a zone of potentially economic minet-alisatiolT is located within the Anna Gabrielle Property which extends beyond the AmTa Gabrielle
Property, then the Parties will use their best efforts to agree iTT a way to jointly acquire the additional area of interest~in proportion to their Participating interests. If one Party elects not to contribute within 30 (thirty) days of notification by the oflTer Patty, the Party that elects to continue will be

Executed, Jan. 22, 1999

free to acquire said area and such property will not be subject to the tenms of this Agreement.

12.2 Liens and Encumbrances

No Party shall encumber or cause or permit any lien or encumbrance of whatever nature to be placed upon any of the shares without the prior written consent of the other Party. After the Eann-in Period, consent shall not be unreasonably withheld or delayed if the purpose of the Party proposing the encumbrance is to obtain funds to cany out or maintain its position under this Agreement and the encttmbrance is limited to the encumberilTg Party's Participating interest in its shares of the Company to be encumbered.

If the other Party does not give the Party proposing the encumbrance Notice of its objections to the proposed encumbrance within 15 (fifteen) days after receipt of

Notice of proposed encumbrance auTd request for consent, the other Party shall be deemed to have consented to it. No encumbrance made pursuant to this
Section 12.2 shall impair or
reduce the rights of the Party not proposing the encumbrance ilT any way and all security interests created by such encumbrance shall be subordinate to all rights of the other Party under this Agreement, including but not limited to its rights to acquire some or all of the encumbering
Party's Participating Interest by operation of Section 11. For these purposes, any lender shall be given notice by the Party proposing the encumbrance that it must undertake in writing prior to any such encumbrance, the acceptance of the other Party priority rights and that it will be bound by this Agreement in the event the lender shall attempt to collect on its security.

12.3 No Partition or Other Uses

Prior to the tennination of this Agreement, a Party, or its successors or assigns, shall not:

(i)  resort to auTy action to partition the Anna Gabrielle
Property, and to such extent, each
Party waives the benefits of all laws authorizing such action, or

Executed, Jan. 22, 1999

(ii)

utilise or attempt to utilise all or any portion of the Anna
Gabrielle Property for uses or
purposes other than those contemplated and agreed itT this Agreement without the prior written consent of the other Partyexcept as provided for in Section 14.

12.4 individual and Joint Loss of Title

After the Effective Date and during the Earn-in Period, any failure or loss of title to the Assets due to Placer Peru's actions or omissions, shall be exclusively assumed by Placer Peru.
Likewise, any failure or loss of title to the Assets due to Los
Tapados' actions or omissions,
shall be exclusively assumed by Los Tapados.

Any failure or loss of title to the Assets, due to facts, acts or reasons originated after the
Effective Date which are not due to actions or omissions of one or more of the Parties, shall be charged to the Participating Party(ies) in proportion to their Participating Interests, in which event any and all costs of defending title shall be deemed
Expenses.

REPRESENTATIONS AND WARRANTIES; LIABILITY PROVISIONS

13.1 Representations and warranties; Los Tapados

On the date hereof and during the life of this Agreement Los
Tapados hereby represents and
waurants to Placer Peru, that:

(i)

Los Tapados is duly incorporated and validly subsisting under the Laws (hereinafter defined) of Peru with full corporate power and authority to enter into and carry out all the terms of this Agreement.

(ii) the execution and delivery of this Agreement and the performance of its obligations hereunder will not constitute a breach of any agreement or other obligation to which it is a party or require the consent of any third party except such as has been obtained prior to the date hereof;

(iii)

the Anna Gabrielle Property is validly located, in good standing with respect to the perfonmance of all obligations (including without limitation the payment of any fees) applicable under Peruvian mining law except as noted in Attachment I hereto, and is duly recorded in the name of Los Tapados;

Executed, Jan 22, 1999

(iv) to the best of Los Tapados' knowledge none of the concessions comprisilTg the Anna
Gabrielle Property are subject to any litigation, actions, investigations, arbitration, prosecution, adverse claims or challenges against or other judicial or administrative proceedings, nor has any such action been threatened, and there are no disputes outstanding with any government, local or regional authority arbitrator, administrative agency or other tribunal or govennmental authority, whether cunrent, pending or threatened which directly or indirectly relate to or affect the Anna Gabrielle Property or which may adversely affect title to or validity of the Anna Gabrielle Property except as indicated in Attachment I. Los Tapados is not aware of any breach of Law which would adversely affect the Anna Gabrielle Property;

(v)

(vii)

Los Tapados is the legal and beneficial owner (subject to this Agreement) of a one hundred percent (100%) interest in the Property, including 100% legal and beneficial title to the concessions listed in Attachment I. As of the date hereof, the Property is free and clear of all liens, charges, encumbrances, royalties (except those provided in this Agreement under Section
9A) or underlying interests whatsoever other than those indicated in this paragraph 13.1 (v) and Attachment I hereto, and Los Tapados has the full power and capacity to hold its interest in the Property, the Data and to acquire and hold recorded title to the Property;

Los Tapados covenants and agrees with Placer Peru to use its reasonable best efforts to assist Placer Peru to obtain all surface and access rights to the sunrounding area necessary to penmit exploration and development of the Property;

to the best of Los Tapados' knowledge, all material infonmation, agreemetTts and Data relatitTg to the Anna Gabrielle Property and the Company which is known to Los Tapados (or with reasonable inquiry would be known to it) and which is not on public record has been or will be disclosed to Placer Peru, and that there is no impediment for Los Tapados to provide such infommation. Nothwistanding the above, Los 'fapados does not and will not represent, warrant or guarantee the completeness, accuracy or validity of the Data sunrendered to Placer
Peru;

(viii) to the best of the knowledge, information and belief of Los

Tapados, neither Los Tapados or any other person, have directly or hTdirectly caused, pennitted or allowed any contaminants, pollutants,

Executed, Jan. 22, 1999

wastes Ot toxic substatTces (collectively "Hazardous Substances") to be releaseci, ciischarged, phtced, escaped, leached or disposed of on, into, utTder or through the lands (including watercourses, improvements thereon and contents thereof) comprising the Property or nearby areas and, so far as any of them are aware after reasonable inquiry, no Hazardous Substances or underground storage tanks are contained, harbottred or otherwise present itT or upon such lands
(including watercourses, improvements thereon and contents thereof) or nearby areas;

to the best of the knowledge, information auTd belief of Los
Tapados, there are no
obligations or commitments for reclamation, closure or other environmental corrective, clean-up or remediation action directly or hTdirectly relatitTg to the Property;

(x)

(xi)

the activities directly or hTdirectly in relation to the Los Tapados Property and use of the lands comprising the Property by Los Tapados and, to the best of the knowledge of Los
Tapados, by any other person have bcct] itT complialTce with all Laws and Los Tapados has not received any notice nor is Los Tapados aware after reasonable ingttiry of any such breach or violation having been alleged;

no environmental audit, assessment, study or test has been conducted ilT relation to the lands comprisitTg the Property by or on behalf of Los Tapados nor is Los Tapados aware of any of the same having been condttcted by or on behalf of any other person (including any govemmelTtal authority);

(xli) Los Tapados have assigned or encutubered or promised to assign or encumber the rights which derive fi-om the Property or any other interest therein; and

(xiii) the concessions comprising the Anna Gabrielle Property pennit

Los Tapados, if necessary, to grant to Placer Peru the exclusive right to prospect and explore the Property as to gold and precious metals and base tTTitTer.tls duritTg tlTe EartT-ltT Periocl.

TlTjS ~\greetTTetTt and its attachnTelTts (itTcluditTg tiTe j~ublic deeds of two of tlTose attachtTTetTts) constitttte the entire agreemetTt betwcetT the parties theret~o with respect to the Property.

3

Executed, Jan. 22, 1999

The representations and warranties contained in this section 13.1 are provided for the exclusive benefit of Placer Peru and shall survive the execution of this Agreement and its attachments, the consummation of the transactions contemplated in such Agreements and any termination of either such Agreement, and Placer Peru shall be entitled to rely UpOIT the salTTe notwithstanding any independent investigations Placer Peru may make or could have made at any time, u~nless specifically waived by Placer Peru. The breach of atTy representatiotT, warranty or covenant contaitTed hT this Agreement may be waived by Placer Peru, either in whole or in part, at any time without prejudice to Placer Peru's rights in respect of any other or continuing breach of the same or any other representation, warranty or covenant. No waiver by Placer Peru of any breach of any representation, wauranty or covenant shall be binding unless in writing. Any waiver shall be linTited to the specifTc purpose for which it is given.

For the purposes of this Agreement, "Laws" means all federal, state, tenitorial, municipal or local statutes, regulations and by-laws applicable to the parties hereto or to the Property or to any activities thereon, hTcluding all orders, notices, rules, decisions, codes, guidelines, policies, directions, penTTits, approvals, licences and similar authorizations issued, rendered or imposed by any level of govennment including any ministl-y, department or administrative or regulatory agency or authority.

13.2 Representations and warranties; Placer Peru

On the date hereof and during the life of this AgreemelTt, Placer
Peru hereby represents and
warrants to Los Tapados, that:

(i) Placer Peru is duly hTcorporated and validly subsistilTg under the laws of

Peru with full corporate power and authority to enter into and cany out this Agreement;

(ii) the execution and delivery of this Agreement and the perfonmance of its obligations hereunder will not constitute a breach of any agreement or other obligation to which it is a party or require the consent of any third party except such as has been obtained prior to the date hereof;

,,~, (iii)     Placer Peru will not encumber, mortgage, sell or
dispose of, in any way,

manner or fonn, acting separately or jointly with the Company, the Anna
Gabrielle Property without written consent of Los Tapados; and

(iv) will carry out Operations in accordance with prud~ent intennational

mitTeral exploration standards and practices as well as all applicable laws,

Executed, Jan. 22, 1999

regulations, permits and approvals are perfonmed and complied with in connection with such activities.

The representations and warranties contained in this section 13.2 are provided for the exclusive benefit of Los Tapados and shall survive the execution of this Agreement and its attachments, the consummati~n of the transactions contemplated in such Agreements and any tenmination of either such Agreement, and Los Tapados shall be entitled to rely upon the same notwithstanding amy independent investigations may make or could have made at any time, unless specifically waived by Los Tapados. The breach of any representation, warranty or covenant contained in this Agreement may be waived by Los Tapados, either in whole or in part, at any time without prejudice to Los Tapados' rights in respect of any other or continuing breach of any representation, warranty or covenamt. No waiver by Los Tapados of any breach of any representation, warranty or covenant shall be binding unless in writing. Any waiver shall be limited to the specific purpose for which it is given.

13.3 Indemnity

Los Tapados shall indemnify and save harmless Placer Peru and its directors, officers, employees, agents, representatives and subcontractors (collectively the "Placer Peru
Indemnifted Parties") from and against any claims, losses, demands, judgements, liabilities, expenses, damages, fines, charges, costs (including legal costs incunred on a solicitor and own client basis) and losses (collectively "Losses") of every kind whatsoever, whether direct or indirect, which at any time or from time to time are directly or indirectly incurred or suffered by any of the Placer Peru Indemnified Parties in commection with, as a result of or arising out of

(a)

any misrepresentation or untrue warranty of, or breach of any provision of this
Agreement by Los Tapados.

(b) the perfonmance of any obligations imposed by any Laws directly or indirectly relating to the environment (including reclamation, remediation or closure), the taking of steps by or on behalf of any of the
Placer Peru Indemnified Parties to protect against or in connection with the remediation (including reclamation or closure) of any harm, damage, degradation or adverse effect on the environment (collectively "Environmental Harm"), or any liability of any of the Placer Peru Indemnified Parties for any Environmental Harm, insofar as such perfonmance, taking of steps or liability may directly or indirectly relate to conditions existing on all or part of the Property prior to the date of this Agreement or arise from Los Tapados' interest in or activities

Execoted, Jan. 22, 1999

pursuant to this Agreement; provided that the indemnity contained in this section 13.3(b) shall not apply to the extent, if any, that such Losses are the direct consequence of the activities, acts or omissions aRer the date ofthis Agreement of Placer Peru or any of its offtcers, directors, employees, agents, representatives, or subcontractors:

(c) with the exception of amy Losses caused by the gross negligence or wilful misconduct of Placer Peru, any injury (including injury causing death) of any director, officer, employee, agent, representative or subcontractor of Los Tapados while on the Property; or

13.4

(a)

(d) the perfonmance by Placer Peru of any obligations required to be performed by Los Tapados under this Agreement.

For greater certainty, no termination of this Agreement shall disentitle any of the Placer Peru
Indemnified Parties from obtaining indemnification from Los
Tapados pursuant to this section.

Placer Peru shall indemnify and save hanmless Los Tapados and their respective directors, officers, employees, agents, representatives, subcontractors and affiliates (collectively the "Los
Tapados Indemnified Parties") from and against any Losses of every kind whatsoever, whether direct or indirect, which at any time or from time to time are directly or indirectly incurred or suffered by any of the Los Tapados Indemnified Parties in connection with, as a result of or arising out of:

any misrepresentation or untrue warranty of, or breach of provision of this Agreement by,
Placer Peru; or

(b) the perfonmance of any obligations imposed by any Laws directly or indirectly relating to the environment (including reclamation or closure), the taking of steps by or on behalf of any of the Los Tapados
Indemnified Parties to protect against or in connection with the remediation (including reclamation or closure) of any harm, damage, degradation or adverse effect on the environment (collectively "Environmental Harm"), or any liability of any of the Los Tapados IndetmTifted Parties for any Environmental Harm which arises as a direct consequence of the activities, acts or omissions during the tenm of this
Agreement of Placer Peru or any of its officers, directors, employees, agents, representatives, or subcontractors auTd which are in breach of this
Agreement.

Executed, Jan. 22, 1999

14   ASSIGNMENT; RIGHT OF FIRST REFUSAL

14.1 Assignment

Except for the Assignment Agreement to be executed by the parties substantially in the form of
Attachtnent VIII, no Party shall assign, transfer, convey or otherwise dispose of (hereinafter "Assign") its Participating Interest or amy interest in and right under this Agreement, including but not limited to rights in the Anna Gabrielle Property, Assets, shares in the Company's capital and Net Profits royalty except in accordance with this Section 14.

14.2 Right of First Refusal

A Party hereto may assign all of its rights (subject to all of its obligations) under this Agreement
(including any Participating Interest and NSR rights) to a third party provided that:

it has first offered in writing to sell such rights and any such Participating Interest or NSR for cash or cash equivalent to the other Party hereto (pro rata based on their Participating Interests) on ternTs no less favourable than those available to such third party and such other Party hereto has not accepted such offer within 60 days;

the transferee acquires such rights and any such Participating
Interest or NSR on the same tenms and
conditions as those offered to the Party hereto and agrees in writing to be bound by the tenms of this Agreement;

the Party hereto has fully satisfied and discharged (or made satisfactory arrangements to satisfy and discharge) all funding obligations undertaken by it under this Agreement, and the transferee is acceptable to the other Party hereto acting reasonably.

In the event a Party hereto is contemplating to assign in any way, directly OT indirectly, all or part of its right, title and Participating Interest, NSR or interes~ in this Agreement and its shares in the Company as part of a sale of othe interests or assets, interests which are not subject to this Agreement, other than tc
Affiliates in accordance with Section 14.3, the provisions detailed shall app accordingly. In the Notice of offer to the other Party, the Party contemplatin~ such sale or disposition, shall state the offered price for the right, title, NSR anc
Participating interest separately from the price offered for the other interests o

3'

Executed, Jan. 22, 1999

assets of such Party that is part of the Assignment.
NotwithstandilTg the above, the sale, merger or amalgamation of all or part of a Party's business shall not constitute an assignment subject to the right of first refusal.

14.3 Affiliates

Notwithstanding Sections 14.1 and 14.2, Parties may also Assign such rights (subject to such obligations) to Affiliates, provided that the transferor transfers to the Afftliate all right, title, NSR and Participating
Interest of the trauTsferor in the Anna Gabrielle Property to the relevant Affiliate, in each case without complying with this Section 14 or otherwise obtaining the consent of any other Party hereto and provided that the relevant transferee agrees in writing to be bound by the terms and conditions of this Agreement.

14.4 Evidence of Change of Ownership

No change in ownership of any Participating Interest in this Agreement or any right, title, NSR or interest in this Agreement shall be binding upon the other Parties unless in compliance with Sections 14.1,14.2 and 14.3 above and until a certified copy of all instruments executed and delivered in connection with the transfer or assignment shall have been delivered to the other Party(ies), including the deed of adheretTce executed by the acquirirTg third party by which it accepts to be bound and fully comply with this Agreement, and compliance with all other formalities under Peruvian Law.

15.  ACCESS; CONFIDENTIALITY

15.1 Each of the Parties hereto and its agents, employees and authorised representatives shall, at its sole risk, have access to the Anna Gabrielle Property for the purpose of examination and inspection, provided that the activities of such party shall not unreasonably interfere with or delay
Operations, and

shall have access to all Data factual and interpretative, provided that under no circumstances shall Placer
Peru be required to disclose to any Party hereto any of the Placer Peru Proprietary Infonmation.

No Party hereto shall disclose any Confidential Infonmation to any person who is not a Party hereto other than any person from whom such part,y is seeking funds in respect of that Party's share of Expenses or any of its Affiliates or its or their

Executed, Jan. 22, 1999

advisors and consultants, provided in such case that such infonmation is disclosed in confidence and that the recipient agrees to be bound by the provisions hereof

Notwithstanding the foregoing, a party may disclose Confidential
Information where such
disclosure

is required by law or by a govenTment authority, or

is required under the rules of any stock exchange or securities regulatory authority to which such party is subject (including in any material change report or prospectus or other offering document required in connection with any public or private securities offering); provided that reasonable advance Notice shall be given to the other Parties hereto setting out the proposed text of any suclT disclosure, that the disclosing party shall use reasonable endeavors to accommodate any comments received from any Party hereto, and that such disclosure shall be strictly limited to that which is required to comply with such laws or rules. Subject to the foregoing, no party shall publish any announcement of this Agreement or any transaction or matter contemplated hereby unless the text of such announcement has been approved by each of the other Parties hereto, which approval will not be unreasonably withheld or delayed.
Should such approval of a public announcement not be forthcoming within three working days after the request for review, the absence of approval shall be deemed to have been granted.

15.2 Each Party shall be bound by the confidentiality provisions of this Section 15 until the Anna Gabrielle Property is sunendered pursuant to Section 12.4 above.

Subsequent to termination, the tenminating Party shall be bound by the DroviSions of this
Section 15.

1 6.TF.RMINATION

16.1 Events of Termination

~v

This Agreement shall temminate upon the earlier to occur of the following:

(i)

after written Notice from Placer Peru to Los Tapados purs Section
5.5.

Executed, Jan. 22, 1999

(ii)

(iii)

(iv)

(V)

at the option of Placer Peru, if any of the representations and wauranties of Los Tapados refened to in section 13.1 were materially untrue when made and the same materially prejudices Placer Peru, in which event the payments and Expenses or Budget payments made by Placer Peru as defined in and pursuant to this Agreement shall, and notwithstanding the temTination of this Agreement, be refunded to Placer Peru in whole or in part forthwith upon Los Tapados receiving written notice ffom Placer Peru tenminating this Agreement;

Placer Peru fails to acquire a Participating Interest in accorc with Section 5:

the mutual agreement of the Parties;

all the concessions forming part of the Anna Gabrielle Prc have fully expired by mutual consent of the Parties; or

(vi) the Company ceases to own any interest in the AmTa Gabrielle
Property, or

(vii) this Agreement is declared tenminated following arbitration pursuaTt to Section 18.2.

Tenmination shall be without prejudice to any other rights or remedies at law or in equity, includitTg the right to claim any damages, which a party may otherwise have in respect thereof, except as provided under Section 18.3

Notwithstanding the above, the Parties agree that the event of tenmination provided under
16.1(ii) above shall survive only until Los Tapados has fully complied, to Placer Peru's satisfaction, with its obligations under Section 4.1 of this Agreement.

16.2 Procedure

The tenmination of this Agreement pursuant to paragraphs (i) and
(iii) of Section 16.1 shall be
govenned by Section 5. Additionally, it is understood that any cash balance in the Company shall be forthwith retunned to Operator net of Expenses incurred by the Company prior to temmination. Any amounts recorded as debts in the accounts of the Company owing to Placer
Peru in respect of Expenses shall be forthwith capitalized in accordance with the definition of
Expenses.

Executed, Jan. 22, 1999

Upon termilTation of this Agreement pursuant to paragraph (iv),
(v) and (vi) of Section 16.1,
the Parties shall satisfy all liabilities resulting from Operations, including but in no way limited to expenditures that Operator has f~rmly. committed to make pursuant to an approved Program and Budget, and shall sell or otherwise agree on the disposition of the shares in the Company's or alternatively all Assets, ~and if the latter is the case, liquidate the Company's capital stock.
All liabilitTes and expenses shall be several and not joint and shall be bome and paid by the Parties bT proportion to their respective Participating Interests. The proceeds from a sale and/or liquidation, if any, shall be distributed to the Parties in proportion to their Participating interests.

In the event of liquidation of the Company the Parties shall agree on the appointment of
"liquidators" who shall have the right and authority to take all action necessary to wind up the activities being tenminated and all costs and expenses so incurTed, shall be deemed Expenses.

In the event of termination of this Agreement pursuant to paragraph (vii) of Section 16.1, the arbitrators shall detennine the mode and procedure for termination.

3 Cmttinuing Liability; survival

Termination of this Agreement shall not relieve any Party from any liability that has accrued prior to the effective date of such tenmination. Sections 11.5, 13.1, 15.2 and 16.3 shall survive the temmination of this Agreement. If Placer Peru temTinates its participation in this
Agreement during the eanT-in Period, accrued liabilities by Placer Peru shall be to the accoutTt of Placer Peru.

17.  NOTICES

Any Notice, election, payment or other colTespondence required or penmitted under this
Agreement shall be made in writing and shall be sufficiently delivered if actually delivered in hands of the Party to whom directed, or by courier, or by registered mail or by facsimile to the following address or facsimile number (as the case may be).

Placer Dome del Peru S.A.
Attention: Marcial Vergara M.
Av. Central # 643, Of 301
San Isidro, Lima 27

with a copy to:
Placer Dome Exploration inc.
Attention: Ralph Godell
20S5 Hamilton Avenue

Executed, Jan. 22, 1999

PERU

Telephone: (51-1) 221-3169 facsimile:

Compaiiia Minera Los Tapados S.A. Attention: Walter H. Hunt Los
Tucanes No. 234 San Isidro, Lima

pert~t Telephone: 51-1-222 5007 Facsimile: 51-1-441 9785

San Jose, Califonnia 95125 U.S.A.

Telephone: (1-408) 377-3538 facsimile: (1 -408) 377-3539

with a copy to:
Solitario Resources Corp.
Attention: Christopher Herald
1675 Broadway, Suite 2400,
Denver, CO 80202, USA
Telephone: 1 303 534 1030
Facsimile: 1 303 534 1809

Any Notice required or penmitted hereunder deemed to be duly authorized if given by the persons designated above, or others appointed in conformity with this
Section 18, Therefore, no recipient shall be required to inquire as to the authority of the person so signing.

A Party may change its address for the purpose of Notices or communications under this Agreement by fumishing Notice of the change to the other Parties in compliance with this Section.

18.  GOVERNING LAW; DISPUTES; ARE'ITRATION

18.1 Governing law
     This Agreement is govenned by and shall be interpreted in accordance wi
     Laws of Peru.

18.2 Disputes

All controversies, disputes or claims between the Parties and arising fTom or relating to this Agreement or the application, performance, implementation, validity, breach or tenmination of this Agreement or any agreement or document concluded pursuant to this Agreement, except those which are subject to the jurisdictiolT of judicial courts by operation of malTdatory Peruvian laws, shall be resolved by arbitration in law as set forth in Section 18.3 and shall not be subject to judicial litigation in any way. Any judicial court that has proper jurisdiction to resolve a dispute by operation of mandatory Peruvian laws shall award

Executed, Jan. 22, 1999

reasonable attorneys fees and costs to the successful Party, or in the manner as the court sees fit.

18.3 Arbitration

e

Any disputes subject to arbitration according to Section 18.2, concerning the subject matter of this AgTeement shall be referTed to and finally and exclusively settled by arbitTation canied out by 3 (three) de jure arbitTators in Lima, Peru, in accordance with the rules (the "Rules") of the /HstitUto Nacional de Derecho de Mineria y Petroleo as in force on the date hereof In event of conflict between the provisions of this Section 18.3 and the Rules, this Section 18.3 prevails.
The arbitration award shall be final, binding and enforceable by any court having jurisdiction for that purpose, without any judicial review other than strictly necessary for the enforcement of the award pursuant to any applicable international conventions or Peravian Law.

All arbitrators selected shall be knowledgeable in the mining and accounting fields and shall have knowledge concerning general mining, operating and accounting practices in the international mining industry. All costs, expenses and fees for arbitration shall be borne by the Parties to the dispute as may be ordered by the arbitrators.

Arbitration proceedings shall be held in Lima, Per(t, in the English language unless otherwise agreed by the Parties to the dispute.

19.  CONSTRUCTION

19.1 Enurement; Entire Agreement

This Agreement shall enure to the benefit of and shall be binding upon the Parties hereto and their successors and pemmitted assigns.

This Agreement takes precedence over all corTespondence and written or oral agreements between the Parties prior to the date hereof covering the subject matter of this Agreement and not specifically identified and incorporated in this Agreement, including the Letter Agreement executed on October 5th, 1998. No agent or representative of any Party has authority to make, and the Parties shall not be bound by, or be liable for, any statement, representation, promises or

Executed, Jan. 22, 1999

agreement not specifically set forth in this Agreement. No changes, amendments or modifications of the terms of this Agreement shall be valid unless reduced to writing and signed by the Parties. The terms and provisions of this Agreement shall survive the execution and delivery of any and all instruments of assignment provided for in this Agreement.

19.2 Approvals and costs

t

Unless agreed otherwise, the Parties shall bear their own legal expenses of amd incidental to the preparation of this Agreement and compliance with their obligations hereunder. The parties shall share in equal parts, the cost and expense of complying with all formalities to perfect this Agreement and its attachments under Peravian law, including but not limited to the costs of public deeds, Notary Public and filhTgs at corresponcling Public Registries. The same shall apply for termination of this Agreement under Sections 16.1,
(iv), (v), and (vi). Los Tapados
shall bear the entire cost of termination if such is made pursuant to section 16.1(ii). Placer Peru shall bear the entire cost of termination if such is made pursuant to section 16.1 (i) and (iii).

19.3 Severability

It is understood and agreed by the Parties that if any part, term or provision of this Agreement is held by a court of competent jurisdiction to be illegal or unenforceable or both, the Parties desire that the court of competent jurisdiction reform that part, temm or provision in such a malTner as to approximate the intent of the Parties as expressed in this Agreement, and the validity of the remaining portions or provisions shall not be affected.

1 9.4 Waiver

The faiNtre or omission by either Party to enforce any provision of this Agreement, no matter how long continued, shall not be considered to be a waiver of that provision or of the defat~lt of another Party of its obligations under that provisiotT or under any other provision of this Agreement.

19.5 Language

This Agreement is concluded in the English language, with the exception of Attachments VI,
VII, VIII and IX, which are in the Span,ish language, and Parties may at their own discretion and costs prepare translations. Any and all

Executed, Jan. 22, 1999

disputes arising ffom this Agreement will be resolved on the basis of the original version of this Agreement and Attachments.

19.6 Further Assurances

The Parties shall exec,ute such further agreements, conveyances and other documents as may be reasonably requested by any of the Parties to effectuate the intent and any provisions of this Agreement, including but in no way limited to changes in the Articles of Association of the
Company as may be required from time to time.

IN WITNESS WHEREOF the Parties hereto have executed this Agreement on the date first written above.

Compania Minera Los Tapados S.A.
     By: Mr. Walter Hlmt

Placer Dome del Peru S.A.C.
By: Mr. Marcial Vergara M.

Placer Dome del:S.A.C.

QUE LAS FIRMAS QUE APARECEN EN tl OClJMENTO SON LAS ,M]SMAS OQE~N
~CTOS LOS S-.W.l7-S: ~ ~ ~

[w ~ O~ ~ W~ ~e
_~_~ ~ -

~ ~ ~ t --~-~3,Lt u~.t d~_~ ~ _~d~ 199Ol

RlCARKi,kRT Z//Z~~ Vl~

~ ~ ~     `~

Compania Minera Iborada S.A.C.

Founder

Compania Minera Alborada S.A.C.

ATTACHMENTS

Attachment I
Attachment 11
Attachment III
Attachment IV
AttaChnTelTt V
Attachment Vl
Attachment V11
AttaclTment V111
Attachment IX

The Property
Work Expenses
Letter Agreement
Net Profits interest
Powers of Attorney
Eorm of Deed of Pledge
Bylaws, Minera Alborada
Assigmnent Agreement
Production Royalty Agreement

Attachment I
The Property

A TTA CHMENT I

The A~2na Gabrielle ProPertv

DeparJment of Cajamarca, Peru

N   NAMIS          CODB No. t     r        r
1 Anna Gabrielle 1  01-01484-93    ASTO 1-TOMO 14-FOLIO 140      1.00C
2 knna Gabrielle 2  01 -01485-93   Y~        1.00
3 ~nna Gabrielie 3  01-01486-93    ASTO 1-TOMO12-FOLIO 126       1.00C
4 Anna Gabriaile 4  01-01487-33    ASTO 1-TOMO12-FOLIO 127       1 00
s Anna Gabrisiie 5  01-01488-93    ASIO 3 -~/MO12-FOL:D 315      1 00C
6 ~nna Gabrioile 6  01-01489-93_   ASTO 1-TOMO10-FOLIO 182       1.00C
7 Anna Gabrielie 7  01-01490-93    ASTO 1-TOMO09-FOLIO 482       1 00
8 ~nna Gabrioile 8  01-01491-93    ASTO 1-TOMO10-FOLiO 181       1.00C
9 Anna Gabrielle 9  01-01492-93    ASTO 1-TOMO09-FOLiO 483       1.00C
10 knna Gabrielle 10     01-01493-93    ASTO 1-TOMO13-FOLIO 280
          1.00C
11 Anna Gabrielle 11 (9  01-01494-g3    ASTO 1-TOMO14-FOLIO 291
          1.000
12 knna Gabrielle 12     01-01495-93    ASTO l-TOMO14-FOLIO 293
          1.00C
13 Anna Gabriaile 13     01-01496-93    ~OMC~FOUO 249       1.000
14 knna Gabrieiie 14     01-014g7-g3    ASTO i-TOMO13-FOLiO 466
          1.00C
15 Anna Gabrielie 15     01-01498-93    ASTO 1-TOMO13-FOLIO 467
          1.00C
16 Anna Gabriaile 16     01-01499-93    ASTO 1-TOMO09-FOLIO 471
               900
17 ~nna Gabrielie 21 C)  01-01509-93    ASTO 1-TOMO11-FOLIO 354
               90C
18 Anna Gabneile 22 01-01510-93    ASTO 1-TOMO13-FOLIO 250            700
19 Anna Gabrieiie 24     01-01512-93    ASTO 1-TOMO13-FOLIO 403
               90C
20 ~nna Gabriaile 25     01-01513-93    ASTO i-TOMO14-FOLiO 294
               60C
21 Anna GabrieNe 26 01-01514-93    ASTO 1-TOMO15-FOLIO 228       1 000
22 Anna Gabrieile 27     01-01515-93    ASTO 1-TOMO11-FOLIO 321
          1.00C
23 Anna Gabrieiie 28     01-01516-93    ASTO 1-TOMO15-FOLIO 002
          1.000
24 knna Gabriaiie 36     01-01664-93    ASTO 1-TOMO13-FOLIO 404
          1 00C
26 Anna Gabriolie 37     01-01665-93    ASTO 1-TOMO09-FOLIO 485
          1 000
26 d~nna Gabrielle 38    01-01666-93    ASTO 1-TOMO13-FOLIO 278
          1 00C
27 Anna Gabrielle 39     01-01667-93    ASTO 1-TOMO09-FOLIO 486
          1 00C
28 Anna Gabrieile 40     01-01668-93    ASTO 1-TOMO10-FOLiO 437
          1 000
29 Anna GabrieNe 41 01-01669-g3    AS ~ D T.:OMO 0-FOLG     1 00C

30 Anna Gabrielle 42     01-01670-93 ASTO 1-TOMO10-FOLIO 358 ' 1
00C
_

31 Anna Gabrieiie 43     01-01671-93    ASTO 1-TOMO14-FOLIO 295
     300
32 Anna Gabrioila 44     01-01672-93    ASTO 1-TOMO15-FOLIO 022
     1 00C
33 Anna Gabrioiie 45     01 -01673-93   AST01-TOMO10-FOLIO 179
     1 00C
34 Anna Gaboelie 46 01-01674-93    ASTO 1-TOMO11-FOLIO 283  1 000

35 Anna Gabrielle 47     01-01675-93 ASTO 1-TOMO10-FOLIO 185
     1.00C
_
36 Anna Gabrielle 48 (D       01-01676-93_ ASTO 1-TOMO09-FOLIO
474
     1.00C
     Anna Gabrielle 49 ()    01-01677-93 ASTO 1-TOMO09-FOLIO 475
     20



Anna Gabrielle 50
Anna Gabrielle 51
Anna Gabrielle 52
Anna Gabrielle 53
Anna Gabrielle 54
Anna Gabrielle 55
Anna Gabrielle 56


          Anna Gabrielle 57
          Anna Gabrielle 58
_

_ Anna Gabrielle 59 Anna Gabrielle 60

_ Anna Gabrielle 61



Anna Gabrielle 62

Anna Gabrielle 63 Anna Gabrielle 64

Anna Gabrielle 65 Anna Gabrielle 66

Anna Gabrielle 67

Anna Gabrielle 68 Anna Gabrielle 69



Anna Gabrielle 70

Anna Gabrielle 78 Anna Gabrielle 84

Anna Gabrielle 85

Anna Gabrielle 86

Anna Gabrielle 87

Anna Gabrielle 88 Anna Gabnelle 89



Anna Gabrielle 90

Anna Gabrielle 91 Anna Gabrielle 97

Anna Gabrielle 98



_

ASTO 1-TOMO13-FOLIO 068
ASTO 1-TOMO10-FOLIO 226
ASTO 1-TOMO13-FOLIO 405
ASTO 1-TOMO13-FOLIO 406
ASTO 1-TOMO13-FOLIO 407
ASTO 1-TOMO09-FOLIO 487
ASTO 1-TOMO09-FOLIO 448
ASTO 1-TOMO13-FOLIO 408
ASTO 1-TOMO15-FOLIO 102
ASTO 1-TOMO13-FOLIO 277
ASTO 1-TOMO13-FOLIO 281
ASTO 1-TOMO10-FOLIO 184
AST01-TOMO10-FOLIO 186
ASTO 1-TOMO11-FOLIO 030
ASTO 1-TOMO09-FOLIO 478
ASTO 1-TOMO11-FOLIO 424
ASTO 1-TOMO15-FOLIO 420
ASTO 1-TOMO 09-FOLIO 477
ASTO 1-TOMO 14-FOLIO 347
ASTO 1-TOMO09-FOLIO 476
ASTO 1-TOMO09-FOLIO 450
ASTO 1-TOMO12-FOLIO 128
ASTO 1-TOMO15-FOLIO 173
ASTO 1-TOMO13-FOLIO 409
ASTO 1-TOMO13-FOLIO 253
ASTO 1-TOMO13-FOLIO 251
ASTO 1-TOMO10-FOLIO 020
ASTO 1-TOMO13-FOLIO 252
ASTO 1-TOMO12-FOLIO 316
ASTO 1-TOMO09-FOLIO 488
     STO 1 -TOMO 13-FOLIO 283 , .
ASTO 1 TOMO13-FOLIO 282  1 00C
TOTAL HECTAREAS     64.100
     _ _  .

01 -01678-93
01 -01679-93
01 -01680-93
01 -01681 -9~
01 -01682-93
01 -01683-93
01 -01684-93
01 -01685-98
01 -01686-93
01 -01687-93
01 -01688-93
01 -01689-93
01 -01690-93
01 -01691 -93
01 -01692-93
01 -01693-93
01 -01694-93

 .

01 -01783-93
01 -01784-93
01 -01785-93
01 -01786-93
01 -02641 -93
01 -00829-94
01 -00830-94

 .

 . 01 -00831 -94

01 -00832-94

01 -00833-94

 . 01 -00834-94

_ 01 -00835-94

01 -00836-94

 .

_ 01 -03065-95

01 -03064-95

1 OOC 1 .00(

1 . OOC

1 00C

1 . OOC

1 .00C

1 .00

1 .00C

1.00f

1. OOC

1 .00

00

1 . OOC

1 OOC

1, OOC

1 . OOC

1. OOC

1 OOC

1 .00

1 .00C

1 . OOC

50C

1 .00C
50

1. OOC

1 .00C

1 . OOC

10C

1 OOC

50

1 .OOC





:)   Indicated claims subject to Infonne No 781-s8-EM-DaM-DFMlDv
by the Ministerio de cnergia |
yM'naswh~ch states that payment for the1ss8 DerechosdeVigencia was received late | M~nera Los
Tapados assumes responsibility, to the best of its ability, to defend title to these cla~ms by appealing sUch declaration. As of Jan 19, 1999 none of these claims ha,ve been declared invalid.

| Q~ Anna Gabrielle 21 subject to reduchon as shown on attached exhibit.

 .q DG~,IE ,~. F-j1'J; :~. 1 99 19:29;   51 1 2213170 :'

\.rl.F.\ i-XCLUDED f P.()\f,XN!i,\ CjABR.It:LLI 2t

44 1 9785;

 .~.n area constituting approxin,ately twenty hectares bounded by the U f~l cti`,rdin;ttes 772
9r)D
East 923u Of i:J Ncnh ar d the limits of cor.cessions Chaupiloma
Uno to the ea.st and
Chau?'lc,n,J
E)rce :o the Sou:h ai ,~o~n on the nr.ap ~elow

t

C . . ~ O O ~ ~

:, ,:~

,1

,1

~i

_;
Cl

:

-

|

 ._   j

     _
     ~ C
~e

,'   ;,

 . i .

Attachment II
Work Expenses

Attachment 11

"Work Expenses"

Work Expenses are costs incurred for exploration and / or development work, including any reclamation or remediation, on or for the benefit of the Properties.

For the purpose of this "Letter Agreement", Work Expenses shall include, without limitation, all amounts incurred: in doing geophysical, geochemical, land, airborne, environmental and/or geological examintations, studies, assessments, assays, audits and/or surveys; in line-cutting, mapping, trenching and staking; in searching for, digging, trucking, sampling, working, developing, mining and/or extracting ores, minerals and metals; in doing diamond and other drilling; in obtaining, providing erecting, installing and operating mining plant, milling or other treatment plant, ancillary facilities, buildings, machinery, tools, appliances and/or equipment in construction of access roads and other facilities on or for the benefit of the Propenies, in transporting personnel, supplies, mining, milling or other treatment plant, buiiding, machinery, tools, appliances or equipment in, to or from the Propenies or any pan thereof; in wages and salaries (including "fringe benefits") of personnel directly engaged in performing work on or with respect to the Properties; in assessments or contributions under the Workers' Compensation Act, the Unemployment Insurance Act and other applicable legislation or ordinances relating to such personnel; in supplying food, lodging and other reasonable needs for such personnel; in obtaining and maintaining any insurance, in the management of and accounting for such work and providing supervisory, legal, accounting, consulting and other contract or professional services or facilities relating to work performed or to be performed hereunder; in taxes, fees, charges, payments or rentals (including payments made in lieu of assessment or representation work) or othenwise incurred to transfer the
Properties pursuant to this letter agreement and to keep the Properties or any pan thereof in good standing; in acquiring access and surface rights to the Properties; in carrying out any negotiations and preparing, settling and executing any agreements or other documents relating to environmental or indigenous peoples' claims, requirements or matters; in carrying out any requirements or prerequisites in order to obtain and obtaining all necessary or appropriate approvals, permits, consents or permissions relating to the carrying out of work, including, without limitation, environmental permits, approvals or consents; in carrying out reclamation or remediation; in improving, protecting or perfecting title in the Properties or any part thereof; in carrying out mineral, soil, water, air or other testing; in preparing engineering, geological, financing, marketing or environmental studies and/or repons and test work related thereto; in preparing a feasibility study and/or any work or reports preliminary or supplementary thereto.

Where Work Expenses are charged to Placer Peru by affiliates of Placer Peru, for services rendered by such affiliates, such Work Expenses shall not exceed the fair market value of the services rendered.

The certificate of an officer of Placer Peru setting forth the Work Expenses inCurred by Placer Peru in reasonable detail shall be prima facie evidence of the same.

Exhibit 11


                        CROWN RESOURCES CORPORATION

             Statement Re:  Computation of Per Share Earnings

                 (in thousands, except per share amounts)




                            December 31,  December 31,   December
31,
                               1998          1997            1996


Outstanding at
beginning of year             13,313        13,211         13,172


Issued during the year         1,208           102             39

Outstanding at end of year    14,521        13,313         13,211



Weighted average number
of shares outstanding
during the year               14,345        13,268         13,193



Net loss for year            $(1,928)      $(4,979)
$(1,571)

Basic and diluted loss
per common share             $ (0.13)      $ (0.38)       $
(0.12)

                                                       Exhibit 22



                   CROWN RESOURCES CORPORATION

                     Schedule of Subsidiaries

                        December 31, 1998


   Crown Resource Corp. of Colorado (100%, incorporated in
    Colorado)

        Solitario Resources Corporation (formerly Crown
Minerals
         Corp.) (57.2%-owned subsidiary of Crown Resource Corp.
of
         Colorado, incorporated in Colorado)

             Compania Minera Solitario Argentina S.A. (100%-
              owned subsidiary of Solitario Resources
              Corporation, incorporated in Argentina)

             Minera Los Tapados S.A. (100%-owned subsidiary of
              Solitario Resources Corporation, incorporated in
              Peru)

        Crown Minerals Corporation (100%-owned subsidiary of
         Crown Resource Corp. of Colorado, incorporated in
         Colorado)

   Gold Texas Resources U.S., Inc. (100%, incorporated in
Texas)

   Crownex Resources (Canada) Ltd. (100%, incorporated in
British
    Columbia, Canada)

   Gold Capital Corporation (100%, incorporated in the state of Washington)

        Gold Texas Resources Ltd. (100%-owned subsidiary of
Gold
         Capital Corporation, incorporated in British Columbia,
         Canada)

   Judith Gold Corporation (100%, incorporated in Montana)

   Group Crown Exploration (100%, incorporated in Mexico City,
    Mexico)














                                                     Exhibit 24.1


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration
Statement Nos. 33-31754 and 33-57306 of Crown Resources
Corporation
on Form S-8 of our report dated March 3, 1999, appearing in this Annual Report on Form 10-K of Crown Resources Corporation for the year ended December 31, 1998.






DELOITTE & TOUCHE LLP

Denver, Colorado
March 10, 1999







































                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 CROWN RESOURCES CORPORATION


                                 By:  /s/ James R. Maronick
                                    James R. Maronick
                                      Vice President - Finance


                               Date:  March 11, 1999

    Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                 Date

/s/ Mark E. Jones, III    *  Principal Executive      March  11,
1999
Mark E. Jones, III            Officer and Director
Chairman

/s/ James R. Maronick        Principal Financial      March   11,
1999
James R. Maronick             and Accounting Officer
Vice President - Finance


/s/ Christopher E. Herald
Christopher E. Herald
President

/s/ J. Michael Kenyon     *
J. Michael Kenyon
                                  A majority of
/s/ Rodney D. Knutson     *       the Board of       March  11,
1999
Rodney D. Knutson                 Directors

/s/ Linder G. Mundy       *
Linder G. Mundy

/s/ Steven A. Webster     *
Steven A. Webster

/s/ David R. Williamson   *
David R. Williamson


* By:/s/ James R. Maronick
     James R. Maronick, Attorney-in-fact







Exhibit 25

                           POWER OF ATTORNEY


    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, of Crown Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange
Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



NAME                                                  DATE




Mark E. Jones, III




Christopher E. Herald




J. Michael Kenyon




Rodney D. Knutson




Linder G. Mundy




Steven A. Webster




David R. Williamson