Form 10-Q
period 1999-03-31
CROWN RESOURCES CORP
filed 1999-05-17
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1999

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

     Shares outstanding as of April 30, 1999: 14,533,422 shares of common stock, $0.01 par value.


                        TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements. . . . . . . . . . .3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .6


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

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . 11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 12






















                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                CROWN RESOURCES CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
(in thousands, except                    March 31,        December 31,
 per share amounts)                        1999              1998

                                              Assets
Current assets:
  Cash and cash equivalents               $ 7,141            $ 8,136
  Short-term investments                       87                 87
  Prepaid expenses and other                   82                128
    Total current assets                    7,310              8,351

Mineral properties, net                    27,754             27,532

Other assets:
  Debt issuance costs, net                    247                272
  Marketable equity securities                182                233
  Other                                       154                112
    Total other assets                        583                617
                                          $35,647            $36,500

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $   189            $   222
  Other                                        75                290
    Total current liabilities                 264                512

Long term liabilities:
  Convertible debentures                   15,000             15,000

Minority interest in consolidated
   subsidiary                               3,803              3,806

Stockholders' equity:
  Preferred stock, $0.01 par value             -                  -
  Common stock, $0.01 par value               145                145
  Additional paid-in capital               34,792             34,768
  Accumulated deficit                     (18,301)           (17,720)
  Unrealized loss on marketable
    equity securities                         (56)               (11)
    Total stockholders' equity             16,580             17,182
                                          $35,647            $36,500

See Notes to Consolidated Financial Statements.


                                     CROWN RESOURCES CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                   Three months ended
(in thousands, except per                                March 31,
 share amounts)                                    1999           1998

Revenues:
  Royalty income                                 $   20         $   33
  Interest income                                    91            102
                                                    111            135

Costs and expenses:
  Depreciation, depletion and amortization           19             31
  General and administrative                        425            494
  Interest expense                                  243            243
  Abandonment and impairment of mining
   claims and leases                                 -              95
  Other, net                                          8             (6)
                                                    695            857
Loss before income taxes and
 minority interest                                 (584)          (722)
Income tax benefit                                 ( - )          (207)
Loss before minority interest                      (584)          (515)
Minority interest in loss of subsidiary               3             43
Net loss                                         $ (581)        $ (472)

Basic and diluted net loss per common
  and common equivalent share                    $(0.04)        $(0.03)

Weighted average number of common and
 common equivalent shares outstanding            14,532         13,807














See Notes to Consolidated Financial Statements.


                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Three months ended March 31,
(in thousands)                                           1999          1998

Operating activities:
  Net loss                                             $  (581)      $  (472)
  Adjustments:
    Depreciation, depletion & amortization                  44            57
    Deferred income taxes                                   -           (207)
    Abandonment of mining claims
      and leases                                            -             95
    Common stock issued for services                        24            32
    Loss on asset sales                                      5            -
    Minority interest                                       (3)          (43)
    Changes in operating assets and liabilities:
      Inventories                                           -              9
      Prepaid expenses and other                            25           (46)
      Accounts payable and other
        current liabilities                               (248)         (219)
    Net cash used in operating activities                 (734)         (794)

Investing activities:
  Additions to mineral properties                         (342)         (461)
  Receipts on mineral property transactions                120           345
  Proceeds from asset sales                                 22            -
  Increase in other assets                                 (61)           (3)
    Net cash used in investing activities                 (261)         (119)

Financing activities:
  Common stock issued under options                         -            495
  Issuance of common stock in private placement             -          4,600
    Net cash provided by financing activities               -          5,095

Net increase (decrease) in cash and cash equivalents      (995)        4,182

Cash and cash equivalents, beginning of period           8,136         5,857

Cash and cash equivalents, end of period               $ 7,141       $10,039

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432      $    432
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              -             68
      Securities received in payment for
        accounts receivable                                 21            -









See Notes to Consolidated Financial Statements.

                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the three months ended March 31, 1999 and 1998 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

    These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

    Effective January 1, 1998, the Company adopted SFAS No. 130,
    "Reporting Comprehensive Income."  The following represents
    Comprehensive loss and its components:

                                     Three months ended March 31,
                                          1999       1998
    Net loss                             $(581)     $(472)
    Unrealized gain (loss) on
      marketable equity securities         (45)        (4)
    Comprehensive loss                   $(626)     $(476)


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
The Company had a net loss of $581,000 or $0.04 per share, for the first quarter of 1999 compared with a loss of $472,000, or $0.03 per share, for the first quarter of 1998.

Total revenues for the first quarter of 1999 were $111,000 compared with $135,000 for first quarter 1998. The reduction was as a result of the combination of lower royalty revenues, primarily from the Kettle River mine in Washington and lower interest income during the current period due to lower cash balances.

General and administrative expenses for the first quarter of 1999 were $425,000 compared with $494,000 for the same period last year. The decrease was primarily due to reduced operations in Argentina and Nevada during 1999 compared to the prior year.
Interest expense of $243,000 for first quarter 1999 was the same as in the year earlier quarter.

During the first quarter of 1997, the Company recorded property abandonments of $95,000, relating primarily to operations in Argentina, which the company sold in July 1998. There were no such abandonments in the current year quarter.

Liquidity and Capital Resources
During the quarter ended March 31, 1999, the Company spent $342,000 for mineral property additions, of which $157,000 related to exploration activities on its projects in Peru, which are held through its 57.2 percent-owned subsidiary, Solitario. Solitario received $118,000 in receipts on mineral properties during the first quarter of 1999 compared to $300,000 in 1998 from Cominco, Ltd. related to its joint venture of the Bongara zinc project in Peru.

Working capital at March 31, 1999 decreased to $7,046,000 from $7,839,000 at December 31, 1998. Cash and cash equivalents at March 31, 1999 were $7,141,000, including $3,145,000 held in
Solitario.

The Company expects to spend approximately $1,550,000 in 1999 on its exploration programs, including $900,000 to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance currently planned activities for the foreseeable future. The Company's long-term funding opportunities and operating results continue to be largely dependent on the successful commencement of commercial production at the Crown Jewel project (the "Project").

Crown Jewel Project Permitting
The Project is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Many of the proposed facilities at the Project are to be located on unpatented lode mining claims and millsite claims. The validity of the claims, or obtaining some other rights from the federal government, is a prerequisite to the construction of the facilities.

In late March 1999, Battle Mountain Gold Company ("BMG") received notification (the "Notification") that the Department of Interior and the Department of Agriculture could not presently approve the Plan of Operation ("POO") for the Project and the previously approved Record of Decision ("ROD") for the Project had been vacated. The Notification alleged that a project cannot legally rely on a greater number of mill site claims than the number of lode claims being developed. At the Project, the ratio of millsite claims necessary for proposed facilities to mining claims within the proposed pit is significantly greater than 1:1. The position taken in the Notification is contrary to the custom and practice of the industry, as long recognized by the federal government in internal guidance documents and by the granting of numerous plans of operation without regard for the millsite to lode claim ratio. The Company, in concert with BMG, intends to vigorously pursuing the reversal of the decision set forth in the Notification.

On May 12, 1999, the United States House/Senate Appropriations Conference Committee voted to overturn the Notification as part of a Supplemental Appropriations Bill. The proposed legislation would mandate the approval of the Project's POO and reinstatement of its ROD. In order to become law, the Bill would have to be passed by the United States House and Senate and be signed by the President.

In addition to the Notification, permitting related to the Project has historically been subjected to appeals associated with permits granted and the permitting process, and it is difficult to predict their impact and duration. Any inability to construct facilities could have a material adverse effect on the operations, cash flows and financial condition of the Company. See Legal Proceedings, elsewhere in this report.

The Year 2000
The year 2000 potentially poses unique challenges for many businesses related to the ability of their computer systems and those of third parties to properly recognize the date change. The Company has made and will make certain investments in its software systems and applications to help the Company make the year 2000 transition.

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

Total expenditures to address the year 2000 transition have been less than $25,000 to date and the Company estimates the total costs to implement all of the Company's plans to successfully make the year 2000 transition will be less than $50,000. The Company has recorded additions to fixed assets for replacement and upgrading of equipment and software and charged general and administrative expenses for existing personnel time related to the year 2000 transition. Accordingly, the operational and financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

Market Risk
As of March 31, 1999, there have been no material changes in the market risks to which the Company is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    In March 1997, administrative appeals of the ROD for the Final Environmental Impact Statement ("FEIS") for the Crown Jewel Project were filed against the United States Forest Service, ("USFS") by members of the following parties: (i) a joint appeal by the Okanogan Highlands Alliance, Washington Environmental Council, Colville Indian Environmental Protection Alliance, Washington Wilderness Coalition, Rivers Council of Washington, and Sierra Club, Cascade Chapter; (ii) Confederated Tribes of the Colville Reservation; (iii) Columbia River Bioregional Education Project; and (iv) Kettle Range Conservation Group; (all groups collectively the "Plaintiffs"). The appeals were denied in May 1997.

    In late May 1997, members of the Plaintiffs filed an action in United States District Court for the District of Oregon against the USFS appealing the Forest Service's issuance of the FEIS, its decision to uphold the ROD and the denial of administrative appeals. On December 31, 1998 the Court affirmed the decisions of the USFS on the adequacy of the FEIS by granting all motions for summary judgement on behalf of the USFS and BMG, while denying all motions of the Plaintiffs. It is possible members of the Plaintiffs will appeal the decision to the Ninth Circuit Court of Appeals.

    In late March 1999, BMG received the Notification vacating the ROD and indicating the POO for the Project could not then be approved. The Notification alleges that a project cannot rely on a greater number of millsite claims than the number of lode claims being developed. This is contrary to custom and practice of the industry, as long recognized by the federal government in internal guidance documents and by the granting of numerous plans of operation without regard for the millsite to lode claim ratio. The Company, in concert with BMG, intends to vigorously pursuing the reversal of the decision set forth in the Notification. See Management's Discussion and Analysis, Crown Jewel Permitting elsewhere in this report.

    During the fourth quarter of 1997, members of the Plaintiffs, and others filed five actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-186) against the Washington Department of Ecology ("WDOE") before the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS and certain
permit decisions.   In January 1998, members of the Plaintiffs
instituted a sixth action (PCHB 98-019) before the PCHB, challenging the air quality permit, which was subsequently dismissed in April 1998. In February 1998, the PCHB granted BMG's motion for summary judgment and dismissed one of the actions (PCHB 97-146) related to storm water and dam safety claims. BMG obtained a consolidated hearing schedule for the appeals before the PCHB. The consolidated hearing concluded on May 20, 1998. On May 29, 1998 the PCHB dismissed one of the actions (PCHB 97-185) related to approval of two water rights applications. In October 1998, the PCHB entered an order dismissing certain of the Plaintiffs claims and in February 1999, ruled in favor of BMG and the Company on eight additional claims with regard to the above remaining consolidated actions (PCHB Nos. 97-182, 97-183, and 97-186). The PCHB also determined that certain water quality issues raised by the appeals will only be decided after a hearing on the 401 Water Quality Certification (below).

    In January 1999, the WDOE granted the 401 Water Quality Certification for the Project. In February 1999, members of the Plaintiffs instituted an action (PCHB 99-019) appealing the decision. The action has been consolidated with the above-described actions. A hearing on the merits was scheduled for September 1999. However, in light of the Notification denying the Project's Plan of Operations, the hearing has been canceled and the matter continued for ninety days. See Management's Discussion and Analysis, Crown Jewel Permitting elsewhere in this report.

    In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Superior Court of the State of Washington for Thurston County. The actions challenge the WDOE's approval of permits issued to BMG for water resource mitigation and solid waste permit rulings. In April 1998, members of the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. In November 1998, the remaining two actions were consolidated. The case is currently pending and no trial date has been set.

    In May 1998, the Okanogan Highlands Alliance instituted an action in the Superior Court of the State of Washington for Okanogan County against Okanogan County, BMG and the Company challenging the County's decision that a solid waste permit was not required for the Project's mine tailings and waste rock piles. On January 20, 1999, the Court dismissed the action. The time for appeal of the ruling has elapsed without the plaintiff filing a notice of appeal.

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

(b) Reports on Form 8-K:

    On March 26, 1999 a report on form 8-K regarding notification by the Department of Interior and the Department of Agriculture to deny the approval of the Crown Jewel Plan of Operations and to vacate the Crown Jewel Record of Decision.

Exhibit Number     Description
  27                    Financial Data Schedule
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







May 17, 1999                By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                 Principal Financial and
                                 Accounting Officer)

                        INDEX TO EXHIBITS


Exhibit
Number   Description                                  Page No.
  27          Financial Data Schedule   . .                   13

                                                       EXHIBIT 27




                   CROWN RESOURCES CORPORATION

                     FINANCIAL DATA SCHEDULE

                            10-Q DATA



PERIOD TYPE                  THREE MONTHS
QUARTER END                  MAR-31-1999
PERIOD START                 JAN-01-1999
PERIOD END                   MAR-31-1999
CASH                                7,141,000
SECURITIES                        ---
RECEIVABLES                       ---
ALLOWANCES                        ---
INVENTORY                              ---
CURRENT ASSETS                      7,310,000
FF&E                               28,578,000
DEPRECIATION                     824,000
TOTAL ASSETS                  35,647,000
CURRENT LIABILITIES                   264,000
BONDS, MTGS                   15,000,000
COMMON                        34,937,000
PREFERRED MANDATORY                    ---
PREFERRED                              ---
OTHER SE                     (18,357,000)

TOTAL LIABILITY & EQUITY           35,647,000
SALES                            111,000
TOTAL REVENUES                        111,000
CGS                               ---
TOTAL COSTS                      452,000
OTHER EXPENSES                         ---
LOSS PROVISION                         ---
INTEREST EXPENSE                 243,000
INCOME PRETAX                   (584,000)
INCOME TAX                        ---
INCOME CONTINUING               (584,000)
DISCONTINUED                      ---
EXTRAORDINARY                     ---
CHANGES                           ---
NET INCOME                      (581,000)
EPS BASIC                          (0.04)
EPS DILUTED                        (0.04)