Form 10-Q
period 1999-06-30
CROWN RESOURCES CORP
filed 1999-08-05
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999

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

     Shares outstanding as of July 27, 1999: 14,533,422 shares of common stock, $0.01 par value.


                        TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements. . . . . . . . . . . 3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . 6


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . .10

  Item 2  Changes in Securities. . . . . . . . . . . . . . . . .11

  Item 3  Defaults Upon Senior Securities. . . . . . . . . . .  12

  Item 4  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . .12

  Item 5  Other Information. . . . . . . . . . . . . . . . . . .12

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . .12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .13






















                              PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                CROWN RESOURCES CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

(in thousands, except                     June 30,         December 31,
 per share amounts)                         1999              1998

                                              Assets
Current assets:
  Cash and cash equivalents                $ 6,533            $ 8,136
  Short-term investments                        87                 87
  Prepaid expenses and other                   124                128
    Total current assets                     6,744              8,351

Mineral properties, net                     27,605             27,532

Other assets:
  Debt issuance costs, net                     221                272
  Marketable equity securities                105                233
  Other                                        135                112
                                               461                617
                                           $34,810            $36,500

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                         $   170            $   222
  Other                                        312                290
    Total current liabilities                  482                512

Long term liabilities:
  Convertible debentures                    15,000             15,000

Minority interest in consolidated
   subsidiary                                3,557              3,806

Stockholders' equity:
  Preferred stock, $0.01 par value              -                  -
  Common stock, $0.01 par value                145                145
  Additional paid-in capital                34,792             34,768
  Accumulated deficit                      (19,038)           (17,720)
  Accumulated other comprehensive loss     (128)                  (11)
                                            15,771             17,182
                                           $34,810            $36,500


See Notes to Consolidated Financial Statements.

                                                    CROWN RESOURCES CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


(in thousands, except per            Three months ended June 30,   Six months ended June 30,
 share amounts)                          1999          1998            1999          1998

Revenues:
  Royalty income                       $    29        $    45        $    49       $    78
  Interest income                           98            133            189           235
                                           127            178            238           313

Costs and expenses:
  Depreciation, depletion, and
   amortization                             19             38             38            69
  General and administrative               377            385            802           879
  Interest expense                         242            242            485           485
  Abandonment and impairment of
   mining claims and leases                474            103            474           198
  Other, net                                (2)            (8)             6           (14)
                                         1,110            760          1,805         1,617
Loss before income taxes and
 minority interest                        (983)          (582)        (1,567)       (1,304)

Income tax benefit                          -            (161)            -           (368)

Loss before minority interest             (983)          (421)        (1,567)         (936)

Minority interest in loss of
 subsidiary                                246             12            249            55

Net loss                               $  (737)       $  (409)       $(1,318)      $  (881)

Basic and diluted loss per common
 and common equivalent share           $ (0.05)       $ (0.03)       $ (0.09)      $ (0.06)

Weighted average number of
 common and common equivalent
 shares outstanding                     14,533         14,521         14,533        14,165












 See Notes to Consolidated Financial Statements.

                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Six months ended June 30,
(in thousands)                                           1999          1998

Operating activities:
  Net loss                                             $(1,318)      $  (881)
  Adjustments:
    Depreciation, depletion, & amortization                 89           120
    Deferred income taxes                                   -           (368)
    Abandonment of mining claims
      and leases                                           474           198
    Common stock issued for services                        24            32
    Minority interest                                     (249)          (55)
    Loss on sale of assets                                   4             1
    Changes in operating assets and liabilities:
      Inventories                                           -             10
      Prepaid expenses and other                           (11)          (17)
      Accounts payable and other
        current liabilities                                (30)          (72)
    Net cash used in operating activities               (1,017)       (1,032)

Investing activities:
  Additions to mineral properties                         (667)         (871)
  Receipts on mineral property transactions                120           464
  Proceeds from asset sales                                 22            -
  Increase in other assets                                 (61)          (21)
    Net cash used in investing activities                 (586)         (428)

Financing activities:
  Common stock issued under options                         -            495
  Issuance of common stock in private placement             -          4,600
    Net cash provided by financing activities               -          5,095

Net increase (decrease) in cash and cash equivalents    (1,603)        3,635

Cash and cash equivalents, beginning of period           8,136         5,857

Cash and cash equivalents, end of period               $ 6,533       $ 9,492

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432       $   432
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              68            68
      Securities received in payment for
        account receivable                                  21            -









See Notes to Consolidated Financial Statements.

                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the six months ended June 30, 1999 and 1998 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

2.  COMPREHENSIVE INCOME

    The following represents comprehensive loss and its components:

    (in thousands)               Three months     Six months
                                ended June 30,   ended June 30,
                                 1999    1998     1999    1998
    Net loss                    $(737)  $(409) $(1,318)  $(881)
    Unrealized gain (loss) on
      marketable equity
       securities                 (72)     (4)    (117)     (8)
    Comprehensive loss          $(809)  $(413) $(1,435)  $(889)



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of operations

Second quarter 1999 compared with the second quarter of 1998:
The Company had a net loss of $737,000 or $0.05 per share, for the second quarter of 1999 compared with a net loss of $409,000, or $0.03 per share, for the second quarter of 1998. The larger loss was primarily the result of a non-cash writedown of $474,000 related to the Company's Santa Barbara property in Peru during the second quarter of 1999.

Total revenues for the second quarter of 1999 were $127,000 compared with $178,000 for the second quarter of 1998. Lower royalty revenues in 1999, primarily from the Kettle River mine in Washington, along with lower interest income during the period accounted for the reduction.

General and administrative expenses for the second quarter of 1999 were $377,000 compared with $385,000 for the same period last year. The decrease was primarily due to reduced operations in the U.S. during 1999 compared to the prior year. Interest expense of $242,000 for second quarter 1999 was the same as in the year earlier quarter.

During the second quarter of 1999 the Company recorded an exploration property writedown of $474,000 compared to writedowns of $103,000 in the prior year quarter. The writedown of the Santa Barbara property was primarily related to continued low metals prices affecting the ability to economically develop the deposit.

Six months ended June 30, 1999 compared with six months ended
June 30, 1998:
The Company had a net loss of $1,318,000 or $0.09 per share, for the six months ended June 30, 1999 compared with a loss of $881,000, or $0.06 per share, for the first six months of 1998. The larger loss was primarily related to the writedown of the Santa Barbara property in 1999.

Total revenues for the first six months of 1999 were $238,000 compared with $313,000 for the same period in 1998. The reduction resulted from lower royalty revenue combined with lower interest income during the current six month period.

General and administrative expenses for the first six months of 1999 were $ 802,000 compared with $879,000 for the same period last year as a result of reduced operations in the U. S. and Argentina during 1999.

During the six months ended June 30, 1999, the Company recorded an exploration property writedown of $474,000 compared to $198,000 in the prior year period.

Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company spent $667,000 for mineral property additions, of which $335,000 related to exploration activities on its projects in South America, which are held through its 57.2 percent-owned subsidiary, Solitario. The Company received $120,000 in receipts on mineral property transactions during the first half of 1999, including $118,000 from Cominco, Ltd., related to its joint venture of the Bongara zinc project in Peru.

During the six months ended June 30, 1998, the Company sold
1,040,000 shares of its common stock in a European private placement for net proceeds of $4,600,000.

Working capital at June 30, 1999 decreased to $6,262,000 from $7,839,000 at December 31, 1998. Cash and cash equivalents at June 30, 1998, were $6,533,000, including $2,870,000 held in
Solitario.

The Company expects to spend approximately $1.4 million in 1999 on its exploration programs, including approximately $0.8 million to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance currently planned activities for the foreseeable future. The Company's long-term funding opportunities and operating results continue to be largely dependent on the successful commencement of commercial production at the Crown Jewel project.

Crown Jewel Project Permitting

The Crown Jewel Project (the "Project") is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine.

In late March 1999, Battle Mountain Gold Company ("BMG") received notification (the "Notification") that the Department of Interior and the Department of Agriculture could not presently approve the Plan of Operation ("POO") for the Project and the previously approved Record of Decision ("ROD") for the Project had been vacated. On May 21, 1999, President Clinton signed legislation mandating the reinstatement of the ROD and approval of the POO. The Departments of Interior and Agriculture reinstated the ROD and approved the POO in June 1999.

On June 28, 1999, the Project received the 404 wetlands permit, which is the last required federal permit to allow for construction. The Project is awaiting approval of certain state permits including reclamation and wastewater permits. Additionally, the Project is undergoing final review of certain state water permits and completion of various legal challenges to the Project and permits received to date. Permitting related to the Project has historically been subjected to appeals associated with permits granted and the permitting process, and it is difficult to predict their impact and duration. See Legal Proceedings, elsewhere in this report. Any inability to construct facilities could have a material adverse effect on the operations, cash flows and financial condition of the Company.


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

Item 2. Quantitative and qualitative disclosures about market risk

Market Risk
As of June 30, 1999, there have been no material changes in the market risks to which the Company is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 1998.






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

United States District Court
    In late May 1997, members of the Plaintiffs filed an action in United States District Court for the District of Oregon against the USFS appealing the Forest Service's issuance of the FEIS, its decision to uphold the ROD and the denial of administrative appeals. On December 31, 1998 the Court affirmed the decisions of the USFS on the adequacy of the FEIS by granting all motions for summary judgement on behalf of the USFS and BMG, while denying all motions of the Plaintiffs. Members of the Plaintiffs appealed the decision to the Ninth Circuit Court of Appeals in April of 1999.

Pollution Control Hearings Board
    During the fourth quarter of 1997, members of the
Plaintiffs, and others filed five actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-186) against the Washington Department of Ecology ("WDOE") before the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS
and certain permit decisions.   In January 1998, members of the
Plaintiffs instituted a sixth action (PCHB 98-019) before the PCHB, challenging the air quality permit, which was subsequently dismissed in April 1998. In February 1998, the PCHB granted BMG's motion for summary judgment and dismissed one of the actions (PCHB 97-146) related to storm water and dam safety claims. BMG obtained a consolidated hearing schedule for the appeals before the PCHB. The consolidated hearing concluded on May 20, 1998. On May 29, 1998 the PCHB dismissed one of the actions (PCHB 97-185) related to approval of two water rights applications. In October 1998, the PCHB entered an order dismissing certain of the Plaintiffs claims and in February 1999, ruled in favor of BMG and the Company on eight additional claims with regard to the remaining consolidated actions (PCHB Nos. 97-182, 97-183, and 97-186). The PCHB also determined that certain water quality issues raised by the appeals will only be decided after a hearing on the 401 Water Quality Certification (below).

    In January 1999, the WDOE granted the 401 Water Quality Certification for the Project. In February 1999, members of the Plaintiffs instituted an action (PCHB 99-019) appealing the decision. The action has been consolidated with the remaining actions before the PCHB with a hearing on the merits scheduled for September 1999.

Thurston County Superior Court
    In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Superior Court of the State of Washington for Thurston County. The actions challenge the WDOE's approval of permits issued to BMG for water resource mitigation and solid waste permit rulings. In April 1998, members of the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. In November 1998, the remaining two actions were consolidated. The case is currently pending and no trial date has been set.

Okanogan County Superior Court
    In May 1998, the Okanogan Highlands Alliance ("OHA") instituted an action in the Superior Court of the State of Washington for Okanogan County against Okanogan County, BMG and the Company challenging the County's decision that a solid waste permit was not required for the Project's mine tailings and waste rock piles. On January 20, 1999, the Court dismissed the action. The time for appeal of the ruling has elapsed without the plaintiff filing a notice of appeal.

The Interior Board of Land Appeals
    In July 1999 members of the OHA filed two complaints with the Department of Interior's Interior Board of Land Appeals (the "IBLA"). The appeals allege the approval of the Project's POO was improper because of a lack of compliance with the Mining Law of 1872 as it relates to the surface use of unpatented mining claims. The case is currently pending.

United States Congress
    In late March 1999, BMG received the Notification from the Departments of the Interior and Agriculture (the "Departments") vacating the ROD and indicating the POO for the Project could not then be approved. In June 1999, the Departments reinstated the ROD and approved the POO, as mandated by legislation passed by Congress and signed into law by President Clinton. See Management's Discussion and Analysis, Crown Jewel Project Permitting elsewhere in this report.

    The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time.

Item 2. Changes in Securities

    Not  Applicable



Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    On June 4, 1999 the Company held its Annual Meeting of
Shareholders at which the following two matters were submitted to a vote of security holders:

    a). Election of Directors. All seven directors were re-elected to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:
                                           Number of Shares
              Name                        For          Against
         Mark E. Jones, III              8,195,090      578,027
         Christopher E. Herald           8,189,292      573,825
         J. Michael Kenyon               8,189,292      573,825
         Rodney D. Knutson               8,188,694      574,423
         Linder G. Mundy                 8,188,518      574,599
         Steven A. Webster               8,189,296      573,821
         David R. Williamson             8,189,296      573,821

    b). Appointment of Auditors. The appointment of Deloitte and Touche, LLP as the Company's auditors for the fiscal year 1998 was ratified:
                                  Number of Shares
                           For        Against     Abstain
                          8,723,863      18,839      20,415

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 13 of this Report are included as a part of this Form 10-Q.

(b) Reports on Form 8-K:

    None

Exhibit Number     Description
  27                    Financial Data Schedule
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







August 5, 1999                   By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
                                 Accounting Officer)

























Exhibit
Number   Description                                  Page No.
  27          Financial Data Schedule   . .                   15