Form 10-Q
period 1999-09-30
CROWN RESOURCES CORP
filed 1999-11-05
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999


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

     Shares outstanding as of November 4, 1999: 14,533,422 shares of common stock, $0.01 par value.



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

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 13





















                              PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                CROWN RESOURCES CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

(in thousands, except                  September 30,      December 31,
 share amounts)                            1999              1998


                                              Assets

Current assets:
  Cash and cash equivalents               $ 5,620            $ 8,136
  Short-term investments                       87                 87
  Prepaid expenses and other                  140                128
    Total current assets                    5,847              8,351

Mineral properties, net                    27,886             27,532

Other assets:
  Debt issuance costs, net                    196                272
  Marketable equity securities                151                233
  Other                                       123                112
                                              470                617
                                          $34,203            $36,500

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $   179            $   222
  Other                                        84                290
    Total current liabilities                 263                512

Long term liabilities:
  Convertible debentures                   15,000             15,000

Minority interest in consolidated
   subsidiary                               3,521              3,806

Stockholders' equity:
  Preferred stock, $0.01 par value                                -
  Common stock, $0.01 par value               145                145
  Additional paid-in capital               34,792             34,768
  Accumulated deficit                     (19,436)           (17,720)
  Accumulated other comprehensive loss        (82)               (11)
                                           15,419             17,182
                                          $34,203            $36,500


See Notes to Consolidated Financial Statements.



                                     CROWN RESOURCES CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


(in thousands, except per               Three months ended            Nine months ended
 share amounts)                            September 30,                September 30,
                                         1999          1998            1999          1998
Revenues:
  Royalty income                       $    27        $    37        $    76       $   115
  Interest income                           65            125            254           360
                                            92            162            330           475

Costs and expenses:
  Depreciation, depletion, and
   amortization                             13             19             51            88
  General and administrative               273            328          1,075         1,207
  Interest expense                         243            243            728           728
  Abandonment and impairment of
   mining claims and leases                 -             478            474           676
  Other, net                                (3)            -               3           (14)
                                           526          1,068          2,331         2,685
Loss before income taxes and
 minority interest                        (434)          (906)        (2,001)       (2,210)

Income tax benefit                          -            (272)            -           (640)

Loss before minority interest             (434)          (634)        (2,001)       (1,570)

Minority interest in loss of
 subsidiary                                 36             41            285            96

Net loss                               $  (398)       $  (593)       $(1,716)      $(1,474)

Basic and diluted loss per common
 and common equivalent share           $ (0.03)       $ (0.04)       $ (0.12)      $ (0.10)

Weighted average number of
 common and common equivalent
 shares outstanding                     14,533         14,521         14,533        14,285











 See Notes to Consolidated Financial Statements.

                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                   Nine months ended September 30,
(in thousands)                                           1999          1998
Operating activities:
  Net loss                                             $(1,716)      $(1,474)
  Adjustments:
    Depreciation, depletion, & amortization                127           165
    Deferred income taxes                                   -           (640)
    Abandonment of mining claims
      and leases                                           474           676
    Common stock issued for services                        24            32
    Minority interest                                     (285)          (96)
    Loss on sale of assets                                   4             1
    Changes in operating assets and liabilities:
      Inventories                                           -             11
      Prepaid expenses and other                           (27)           45
      Accounts payable and other
        current liabilities                               (249)         (356)
    Net cash used in operating activities               (1,648)       (1,636)

Investing activities:
  Additions to mineral properties                         (948)       (1,230)
  Receipts on mineral property transactions                120           464
  Proceeds from asset sales                                 22            -
  Increase in other assets                                 (62)          (29)
    Net cash used in investing activities                 (868)         (795)

Financing activities:
  Common stock issued under options                         -            495
  Issuance of common stock in private placement             -          4,600
    Net cash provided by financing activities               -          5,095

Net increase (decrease) in cash and cash equivalents    (2,516)        2,664

Cash and cash equivalents, beginning of period           8,136         5,857

Cash and cash equivalents, end of period               $ 5,620       $ 8,521

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   868       $   868
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              -             68
      Securities received in payment for
        account receivable and mineral properties           21           212
      Increase in account receivable from sale of
        Argentina subsidiary                                -             29







See Notes to Consolidated Financial Statements.
                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the nine months ended September 30, 1999 and 1998 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

2.  COMPREHENSIVE INCOME

    The following represents comprehensive loss and its components:

    (in thousands)               Three months     Nine months
                                ended Sept. 30,  ended Sept. 30,
                                 1999    1998     1999    1998
    Net loss                    $(398)  $(593) $(1,716) $(1,474)
    Unrealized gain (loss) on
      marketable equity
       securities                   46     (83)     (71)     (91)
    Comprehensive loss          $(352)  $(676) $(1,787) $(1,565)


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of operations

Third quarter 1999 compared with the third quarter of 1998:
The Company had a net loss of $398,000 or $0.03 per share, for the third quarter of 1999 compared with a net loss of $593,000, or $0.04 per share, for the third quarter of 1998. The larger loss in 1998 was primarily the result of non-cash writedowns of $478,000 which included $378,000 on the Snowstorm project in Nevada.

Total revenues for the third quarter of 1999 were $92,000 compared with $162,000 for the third quarter of 1998. Lower royalty revenues in 1999, primarily from the Kettle River mine in Washington, along with lower interest income during the period accounted for the reduction.

General and administrative expenses for the third quarter of 1999 were $273,000 compared with $328,000 for the same period last year. The decrease was primarily due to reduced operations in the U.S. during 1999 compared to the prior year. Interest expense of $243,000 for third quarter 1999 was the same as in the year earlier quarter.

During the third quarter of 1999 the Company recorded no property writedowns compared to writedowns of $478,000 in the prior year quarter. The writedowns in 1998 were primarily related to continued low metals prices affecting the ability to economically develop commercial deposits.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998:

The Company had a net loss of $1,716,000 or $0.12 per share, for the nine months ended September 30, 1999 compared with a loss of $1,474,000, or $0.10 per share, for the first nine months of 1998.

Total revenues for the first nine months of 1999 were $330,000 compared with $475,000 for the same period in 1998. The reduction resulted from lower royalty revenue combined with lower interest income during the current nine month period.

General and administrative expenses for the first nine months of 1999 were $1,075,000 compared with $1,207,000 for the same period last year as a result of reduced operations in the U. S., Argentina and Peru during 1999.

During the nine months ended September 30, 1999, the Company recorded exploration property writedowns of $474,000 related to its Santa Barbara property in Peru. This compares to $676,000 in writedowns during the nine month prior year period.

The Company fully utilized its deferred tax liabilities during 1998, and did not record any income tax benefits during 1999 due to the recording of a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company spent $948,000 for mineral property additions, of which $507,000 related to exploration activities on its projects in South America, which are held through its 57.2 percent-owned subsidiary, Solitario. The Company received $120,000 in receipts on mineral property transactions during the first three quarters of 1999, including $118,000 from Cominco, Ltd., related to its joint venture of the Bongara zinc project in Peru.

During the nine months ended September 30, 1998, the Company sold
1,040,000 shares of its common stock in a European private placement for net proceeds of $4,600,000. No similar issuance of stock occurred in the current year.

Working capital at September 30, 1999 decreased to $5,584,000 from $7,839,000 at December 31, 1998. Cash and cash equivalents at September 30, 1999, were $5,620,000, including $2,624,000 held in
Solitario.

The Company expects to spend approximately $1.2 million in 1999 on its exploration programs, including approximately $0.8 million to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance currently planned activities for the foreseeable future. The Company's long-term funding opportunities and operating results continue to be largely dependent on the successful commencement of commercial production at the Crown Jewel project.

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

The Company has implemented new systems, analyzed internal and external activities, including the Company's joint venture partners, and has conducted vendor inquiries. The Company has taken steps to make all of its internal systems year 2000 compliant as of September 30, 1999. The Company has tested these systems for year 2000 compliance and found no material deficiencies in the test results. Contingency plans include some or all of the following: the delay of operational activities, use of backup stand-alone systems, and manual transaction processing. The Company believes its contingency plans are adequate for reasonably foreseeable problems.

Total expenditures to address the year 2000 transition have been less than $25,000 to date and the Company estimates the total costs to implement all of the Company's plans to successfully make the year 2000 transition will be less than $50,000. The Company has recorded additions to fixed assets for replacement and upgrading of equipment and software and charged general and administrative expenses for costs, including existing personnel time, related to the year 2000 transition. Accordingly, the operational and financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

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

Quantitative and qualitative disclosures about market risk

Market Risk
As of September 30, 1999, there have been no material changes in the market risks to which the Company is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

United States District Court

    In late May 1997, members of the Plaintiffs filed an action in United States District Court for the District of Oregon against the USFS appealing the Forest Service's issuance of the FEIS, its decision to uphold the ROD and the denial of administrative appeals. On December 31, 1998 the Court affirmed the decisions of the USFS on the adequacy of the FEIS by granting all motions for summary judgement on behalf of the USFS and BMG, while denying all motions of the Plaintiffs. Members of the Plaintiffs appealed the decision to the Ninth Circuit Court of Appeals in April of 1999. Briefs have been filed in the appeal, however no hearing date has been set.

Pollution Control Hearings Board

    During the fourth quarter of 1997, members of the Plaintiffs, and others filed five actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-186) against the Washington Department of Ecology ("WDOE") before the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, challenging the FEIS and certain
permit decisions.   In January 1998, members of the Plaintiffs
instituted a sixth action (PCHB 98-019) before the PCHB, challenging the air quality permit, which was subsequently dismissed in April 1998. In February 1998, the PCHB granted BMG's motion for summary judgment and dismissed one of the actions (PCHB 97-146) related to storm water and dam safety claims. BMG obtained a consolidated hearing schedule for the appeals before the PCHB. The consolidated hearing concluded on May 20, 1998. On May 29, 1998 the PCHB dismissed one of the actions (PCHB 97-185) related to approval of two water rights applications. In October 1998, the PCHB entered an order dismissing certain of the Plaintiffs claims and in February 1999, ruled in favor of BMG and the Company on eight additional claims with regard to the remaining consolidated actions (PCHB Nos. 97-182, 97-183, and 97-186). The PCHB also determined certain water quality issues raised by the above appeals would be consolidated with a hearing on an appeal (PCHB 99-019) of the 401 Water Quality Certification, received in January 1999.

    In September of 1999, the PCHB concluded hearings on the remaining water quality issues and the 401 Water Quality
Certification (PCHB Nos. 97-182, 97-183, 97-186, 99-019).  A ruling on the merits of the case is pending.

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

The Interior Board of Land Appeals

    In July 1999, members of the Plaintiffs filed two petitions requesting a stay of the BLM's decision to approve the Project's POO with the Department of Interior's Interior Board of Land Appeals (the "IBLA"). The appeals alleged the approval of the POO was improper because of a lack of compliance with the Mining Law of 1872 as it relates to the surface use of unpatented mining claims. In September of 1999, the IBLA found that the Plaintiff's have no chance for success on the merits of their appeals. The IBLA denied their petitions for stay and affirmed the BLM's approval of the POO.

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





                         CROWN RESOURCES CORPORATION







November 4 , 1999          By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
                                 Accounting Officer)

                        INDEX TO EXHIBITS


Exhibit
Number   Description                                  Page No.
  27          Financial Data Schedule   . .                   15