Form 10-K
period 1999-12-31
CROWN RESOURCES CORP
filed 2000-03-30
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the fiscal year ended
                        December 31, 1999
                                or
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $ 15,082,000 based upon the closing price on March 1, 2000.

There were 14,539,697 shares of common stock, $0.01 par value, outstanding on March 1, 2000.

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

Item 1.  Business

    (a)  Overview

    Crown Resources Corporation ("Crown" or the "Company") is a precious metals exploration company operating in the western United
States, Peru, and Mexico.   Its properties and investments in Peru
are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1999. Crown's principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Crown's goal is to advance its properties, either on its own or through joint venture, to the feasibility study stage. Furthermore, Crown intends to pursue development of the properties, typically through a joint venture with a partner that has expertise in mining operations. Crown has in the past recognized, and expects in the future to recognize, revenues from the option and sale of property interests to joint venture partners and from the sale of its share of gold produced on its properties.

    Crown was incorporated under the laws of the State of Washington in August 1988. Unless otherwise indicated by the context, all references to Crown or the Company in this report shall be read to refer to Crown Resources Corporation and its subsidiaries taken together.

    (b)  Recent Developments

    On the January 19, 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Battle Mountain Gold Company("Battle Mountain" or "BMG"), Crown's joint venture partner that is earning a 54% interest in the project, filed an appeal in Superior Court for the State of Washington for Okanogan County, challenging the PCHB ruling. A hearing date has not yet been set in the appeal. Nonetheless, the PCHB ruling creates further delay and uncertainty regarding a timetable for the construction of the project. See Properties - Crown Jewel Project and Legal Proceedings.

    As a result of the PCHB ruling, on February 4, 2000, Battle Mountain announced it was writing off its entire investment in the Crown Jewel Project as of December 31, 1999, and reclassifying the proven and probable reserves to mineralized materials. Because Crown is the holder of 100% of the Crown Jewel project, subject to Battle Mountain's potential earn-in, and because the basis and economics of Crown's interest is materially different than Battle Mountain's interest, Crown engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Crown Jewel project reserves in February and March 2000. Per the MRA report, Crown is reporting proven and probable reserves of 2,556,000 tons at a grade of 0.354 for a total of 905,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces.
As part of the review of reserves by MRA, Crown also engaged Gochnour and Associates to evaluate the ability to obtain permits for the MRA design. Per Gochnour and Associates, the MRA mine design is legally permittable. See Properties - Crown Jewel Project

    On February 3, 2000 Solitario announced an agreement with a affiliate of Newmont Mining Corporation sell its interest in its Yanacocha property for $6 million in cash and a sliding scale Net Smelter Return ("NSR") royalty that varies depending on the price of gold. Closing of the transaction is expected during the second quarter of 2000, pending the completion of due diligence and regulatory approval. See Properties - Yanacocha Gold Property.

    (c)  Considerations Related to Crown's Business

    Exploration and Development.

    Crown's domestic mineral properties, which consist of an variety of interests including unpatented and patented claims held under lease or in fee, consist of exploration concessions or mining claims held under application or option or purchase agreements.
The properties are located in Nevada, Washington, Montana, and Utah. Crown's Latin American properties are located in Peru, and Mexico. Crown acts as operator on all of its properties that are not held in joint ventures. The success of projects held under joint ventures that are not operated by Crown is substantially dependent on the joint venture partner. In particular, the operating success of the Crown Jewel Project and the Bongara zinc project are largely dependent on Battle Mountain and Cominco, respectively, its joint venture partners. Any future revenues from Solitario's interest in the Yanacocha NSR royalty will be dependent on Newmont. See Properties - Crown Jewel Project, Bongara Zinc Project, Yanacocha Gold Property.

    After selecting a possible exploration area through its own efforts or with others, Crown compiles reports, reviews past production records, and geologic surveys concerning the area.
Crown then undertakes a field exploration program to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, Crown will generally either conduct geologic drilling programs in an effort to locate the existence of economic mineralization or seek a joint venture partner to undertake such work. If mineralization is delineated, further work will be undertaken to estimate ore reserves; evaluate the feasibility for the development of a mining project, obtain permits for commercial development and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

    Foreign Operations.

    Crown has property interests in Mexico and through Solitario, has interests in properties located in Peru. These countries have, from time to time, experienced periods of political and economic instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as, bylaws and policies of the United States affecting foreign trade, investment and taxation. Furthermore, it is particularly important that Crown maintain good relationships with the governments in the countries in which it operates. Crown may not be able to maintain such relationships if the governments or policies related to mining in these countries change. Certain other regions in which Crown may conduct operations have also been subject to political and economic instability, creating uncertainty and the potential for a loss of resources dedicated to these regions.

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

    Sources of Financing.

    The capital required for exploration and development of properties is substantial. Crown has financed operations through the issuance of convertible debentures, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Crown's interest in a certain property in exchange for the expenditure of a specified amount), the sale by Crown of interests in properties or other assets, and by the issuance of common stock. See Properties - Crown Jewel Project-Financing, Properties - Bongara Zinc Project, Properties - Yanacocha, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


    Competition and Markets.

    A large number of companies are engaged in the exploration and development of mineral properties, many of which have substantially greater technical and financial resources than Crown. Therefore, Crown may be at a disadvantage with respect to many of its competitors in the acquisition, exploration and development of mining properties.

    The marketing of minerals is affected by numerous factors, many of which are beyond the control of Crown. Among factors beyond the control of Crown are the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the price of fuel, the availability and the cost of labor, and the market price of competitive minerals.

    Title.  U.S. Properties.

    Crown's domestic properties consist, to a large extent, of unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. These laws also provide for the location of unpatented millsite claims for the purpose of mining and milling minerals from valid mining claims. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Furthermore, the acquisition of unpatented millsite claims may be limited by several factors which include the number of valid unpatented mining claims.

Crown's Crown Jewel project, as proposed by Battle Mountain, has located necessary millsite claims in excess of the number of unpatented mining claims to be developed. In November 1997 the Solicitor of the Department of the Interior issued an opinion which stated among other things, that the Bureau of Land Management should not approve plans of operation that rely on a greater number of millsite claims than the number of mining claims being developed. Federal Public Law 106-31 mandated reinstatement of the Record of Decision for the Crown Jewel Project and approval of the Plan of Operations, which had respectively been revoked and denied based upon the Solicitor's opinion. The approval of the Plan of Operations has been appealed by project opponents.

 Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim. In the event that the discovery of a valuable mineral deposit is made on unpatented mining claims in the exploratory stage, Crown may not be able to assure clear title.

    The Budget Reconciliation Act of 1993 (the "1993 Act"), requires the holder of each unpatented mining claim to pay a "claim maintenance fee" of $100 per claim on or before August 31 of each year. To locate new unpatented claims, Crown must pay the $100 per claim maintenance fee for the initial assessment year and a $25 per claim location fee. If Crown fails to pay a claim maintenance fee or a location fee as required by the 1993 Act, it conclusively forfeits the related unpatented claim.

    In connection with the acquisition of Crown's properties, Crown conducts limited reviews of title and related matters, and obtains certain representations regarding ownership. Although Crown believes it has conducted reasonable investigations (in accordance with standard mining practice) of the validity of ownership, there can be no assurance that it holds good and marketable title to all of its properties.

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

    The filing of an application for concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. The approval process is an administrative procedure under the authority of the Peru Public Mining Registry. The process includes a public notice procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. The approval process may take six months to several years, depending upon the volume of applications being filed and whether conflicting claims or objections are noted. Although Solitario believes that it has taken all necessary steps with respect to the application and approval process for its Peru property concessions, there is no assurance that all applications will result in issued concessions. As of February 15, 2000, Solitario has obtained titles or leased mining concessions covering approximately 286,000 acres (approximately 2.47 acres per hectare).

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

Mexico

    Since 1997, Crown, through contractors and its own employees, has conducted exploration activities in Mexico focusing in the
state of Durango.   Under Mexican law enacted in 1993, the
exploration and exploitation of minerals require the granting of separate assignations made by the government of Mexico of lands available for exploration or exploitation. Authorities in the Secretariat of Commerce grant exploration concessions with a fixed life of six years which must then be changed to an exploitation concession or lost. Exploitation concessions have a term of 50 years which may be extended for up to an additional 50 years.

    The concessions are granted to Mexican individuals or Mexican companies domiciled in Mexico. Crown holds its Mexican concessions through Group Crown Exploration S.A. de C.V., ("GCE"), a wholly-owned Mexican subsidiary.

    To maintain exploration concessions in good standing, the holder is required to pay fees in New Pesos ("NP$") of NP$1.59 per hectare(or approximately $0.07 per acre at the current exchange rate) during the first year after the concession is granted, NP$4.75 per hectare ($0.20 per acre) in the second to fourth years and NP$9.78 per hectare ($0.42 per acre) in the fifth and sixth years. This increases to NP$19.68 per hectare ($0.85 per acre) in the first year after an exploitation concession is granted, rising to NP$39.48 per hectare ($1.70 per acre) in the second to fourth years and settling at NP$69.23 per hectare ($2.98 per acre) thereafter.

    In addition to the above fees, the holder must also make an investment in works and tasks on the exploration concessions consisting of a flat fee and a per hectare amount, both of which vary with the age and size of the concession based upon a sliding-scale from 100 hectare concessions to 5,000 hectare concessions. Crown expects to meet or exceed the required investments over the terms of its lease option agreements.

    Mexican law provides for escalation of fees and investment in accordance with the change in the Mexican price index (inflation). There are no designated royalties to be paid on concessions.

    Regulation.

    The development, production and sale of minerals is subject to federal, state, provincial and local regulation in a variety of ways, including environmental regulation and taxation. Federal, state, and local environmental regulations generally have a significant effect on all companies, including Crown, engaged in mining or other extractive activities, particularly with respect to the permitting requirements imposed on such companies, the possibilities of project delays, and the increased expense required to comply with such regulations. Crown believes it is in substantial compliance with all such regulations in all the jurisdictions in which it operates.

    Crown is subject to income taxes, state and local franchise taxes, personal property taxes, and state severance taxes levied by various governmental units in the countries in which Crown operates. State severance taxes vary between the states and, within a single state, the amount of tax, based on a percentage of the value of the mineral being extracted, varies from mineral to mineral. Crown's operations are also subject to taxation by each locality in which it owns mineral properties or does business.

    The domestic exploration programs conducted by Crown are subject to federal, state and local environmental regulations. A substantial portion of Crown's mining claims are on U.S. public lands. The United States Forest Service ("USFS") and Bureau of Land Management ("BLM") extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. Crown may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

    Future legislation and regulations are expected to continue to emphasize the protection of the environment and, as a consequence, the activities of Crown may be more closely regulated to further the cause of environmental protection. Such legislation and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to Crown and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

    Bills proposing major changes to the mining laws of the United States have been considered by Congress. If these bills, which may include royalty fees or net profits interests, are enacted in the future, they could have a significant effect on the ownership and operation of patented and unpatented mining claims in the United States including claims owned or held by Crown. Although it is not possible to predict whether or in what form Congress might enact changes to the mining laws, amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on Crown.

    Applicable laws and regulations require Crown to make certain capital and operating expenditures to maintain current operations and initiate new operations. Crown's estimate of expenditures required to comply with applicable regulations are included in all of its budgets for its projects. Although these costs are difficult to determine, Crown is not currently aware of any expenditures that are required in excess of budgeted amounts. Crown incurs expenditures for land reclamation undertaken in the normal course of operations in compliance with federal and state land restoration laws and regulations. Under certain circumstances, it may be required to close an operation until a particular problem is remedied or to undertake other remedial actions. However, Crown is not aware of the existence of any such circumstances at this time.

    Gold Price.

    The future profitability of Crown's operations is significantly dependent on the price of gold. The gold price has fluctuated widely over time due to factors beyond Crown's control and, in the third quarter of 1999, reached an twenty-year low of $251 per ounce before rebounding to over $300 per ounce in the fourth quarter. Many factors influence the price of gold including interest rates, rate of inflation, the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. Crown cannot predict whether gold prices will remain at a level at which its reserves can be mined profitably.

    Insurance.

    The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. Crown maintains insurance coverage consistent with industry practice, but can give no assurance that this level of insurance can cover all risks of harm to Crown associated with being involved in the mining business.

    Employees.

    As of March 1, 2000, Crown employed 22 persons on a full-time basis, including 10 U.S.-based employees and 12 employees in Peru. Crown considers its relations with employees to be excellent. All employees are eligible to participate in Crown's stock option plans. None of Crown's employees are covered by a collective bargaining agreement.

Item 2.  Properties

Reserves and Mineral Deposits

    The following table shows gold reserves net to Crown at December 31, 1999:


              Mineable Proven and Probable Reserves

                            Ore          Gold Grade  Contained Gold
                    (Millions of tons)   (oz/ton)     (000 ozs)

Crown Jewel Project       2.56           0.354          905

    Crown's proven and probable reserves are reported as mineable (extractable) ore reserves. Reserves do not reflect recovery losses in the milling process, but do include allowance for dilution of ore in the mining process. Reserves have been calculated based on a gold price of $325 per ounce. Metallurgical recovery of 85% was estimated. The reserves were based upon an independent analysis performed by MRA in March 2000 assuming 100% ownership by Crown. See Crown Jewel Project.

    While Crown has 100% ownership of the Crown Jewel project, the project is currently subject to Battle Mountain's right to acquire a 54% interest under the terms of the Crown Jewel Venture Agreement ("Venture Agreement"). Battle Mountain had previously reported total proven and probable reserves of 1.5 million ounces for the project, 707,000 ounces net to the Crown's 46% interest, as part of
a mining plan under the Venture Agreement.   However, in February
2000, in light of the January 2000 PCHB ruling, Battle Mountain reclassified its interest in the Crown Jewel project from proven and probable reserves to mineralized materials and wrote off its investment in the Crown Jewel Project as of December 31, 1999.
See Crown Jewel Project.

    In addition to the proven and probable reserves shown above, are mineral resource deposits reported by MRA of 1,295,000 tons at a grade of 0.383 ounces of gold per ton for a total of 496,000 contained ounces of gold. These tons are included to be mined and processed in the mine plan developed by MRA.

    In addition to the above, Crown has identified mineral deposits on the Cord Ranch, Kings Canyon and Bongara properties.

    The following discussion summarizes the primary mining properties in which Crown has interests. Company management believes the properties described below are favorable for mineral development, although there is no assurance that any of the properties in which Crown has or may acquire an interest will be economically viable.









Crown Jewel Project

    General. The Crown Jewel project is located on an approximate 8,000-acre property 24 miles east of Oroville, Washington. Crown discovered the Crown Jewel gold deposit in 1988, and has a carrying value of approximately $13.7 million in land, acquisition and exploration costs as of December 31, 1999. The project is currently under joint venture with Battle Mountain.

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

    Battle Mountain Joint Venture. In March 1990, Crown entered into an agreement with Battle Mountain, which was subsequently modified in May 1994. Under the agreement as modified, Battle Mountain has paid to Crown $18,500,000, and since March 14, 1990, has funded all exploration and permitting on Crown Jewel. Crown does not anticipate receiving additional payments from Battle Mountain under the joint venture agreement. In order to acquire a 51% interest in the project, and an additional 3% interest (to 54%) in the first 1,600,000 ounces of gold from the project, Battle Mountain is required to construct a facility to treat a minimum of 3,000 tons of ore per day and to fully fund exploration and development costs through the commencement of commercial production to acquire its interest. No monies are repayable by Crown to Battle Mountain for the costs Battle Mountain incurs prior to commercial production.

    Reserves.  In February  2000, in light of the January 2000
PCHB ruling, Battle Mountain reclassified its interest in the Crown Jewel project from proven and probable reserves to mineralized materials and wrote off its investment in the Crown Jewel Project as of December 31, 1999. Battle Mountain based its decision on the uncertainty about the ability to obtain permits for the Battle Mountain mine plan which contemplates an open-pit mine capable of supporting a 3,000 ton per day mining facility. In February 2000 Crown engaged MRA to conduct an independent analysis of an alternative mine plan that would have reduced environmental impacts. Crown also engaged Gochnour and Associates ("Gochnour") to evaluate the ability to obtain permits for the alternate mine plan. Based upon the reports of MRA and Gochnour, Crown has determined that the Crown Jewel Project contains sufficient reserves to recover Crown's investment whether developed under the current joint venture agreement or independently by Crown.
The following table summarizes the Crown Jewel reserves as of December 31, 2000, as provided by MRA:

Proven and Probable Reserves (100% basis)

                                 Grade     Contained
                       Tons     (oz/ton)     Ounces

Crown Jewel         2,556,000     0.354      905,000

    Reserve Study. The MRA study indicates the deposit could be mined in a combination of underground operations with a small open-cut, with ore processed on site in a mill processing 1850 tons per day.

The reserve analysis was based on results from 765 drill holes totaling 307,038 feet. MRA's mine design utilizes a 0.155 ounces of gold per ton ("opt") cutoff grade with a 85% metallurgical recovery factor for gold. The assumed economic parameters applied to the design included a $325 gold price, mining costs of $26.20 per ton for underground and $2.20 per ton for the open cut. The open cut is assumed to produce 354,000 tons of ore at an average grade of 0.263 opt with a strip ratio of 9.2:1. The MRA design utilizes the waste rock from the open cut for tailings dam construction and to backfill the underground mining areas to reduce subsidence and increase the recoverable underground ounces. The underground mine is assumed to produce 2,203,000 tons of ore at an average grade of 0.368 opt. The design calls for a processing facility rated at 1850 tons per day utilizing the parameters developed in the 1992 feasibility study, updated for subsequent engineering studies, for a carbon in leach mill with an 85% recovery factor. The estimated milling costs are $13.60 per ton with project administration estimated at $2.00 per ton.

    Based upon the same cutoff grade, MRA has estimated other mineral deposits of 1,295,000 tons grading 0.383 opt for a total of 496,000 contained ounces are present within the currently designed underground workings at Crown Jewel.

    The cash operating costs to mine proven and probable reserves and deposits within the underground workings have been estimated by MRA to be approximately $134 per ounce, with capital costs of approximately $91 million (including $21 million of contingency) to bring the project into production.

    Exploration.  Crown began an exploration program at Crown
Jewel in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Battle Mountain drilled over 550 holes designed to both confirm and expand the known reserve. To date, only 500 acres of the approximate 2,000 acres of prospective skarn geology have been drill-tested.

    Feasibility Study. Prior to the MRA study and Battle
Mountain's decision to write off its investment in the Crown Jewel project, Crown relied upon the results of an independent feasibility study commissioned by Battle Mountain in March of 1992. Based on this study, Battle Mountain began development of the Crown Jewel gold deposit based on a mine design utilizing an open pit and a 3,000 ton per day mining facility. Further engineering and reserve studies by Battle Mountain estimated direct cash production costs at approximately $165 per ounce of gold produced. Battle Mountain's mine design estimated capital costs at approximately $80 million to achieve commercial production. Should the joint venture proceed, Battle Mountain will be responsible for funding capital costs. The studies indicated an approximate eight-year mine life with production averaging 175,000 ounces (100% basis) of gold per year.

    Permitting and Development. Battle Mountain submitted its original Plan of Operations ("POO") to the Washington Department of Ecology ("WDOE") and the United Stated Forest Service ("USFS") in January 1992. In February 1997, the Final Environmental Impact Statement ("FEIS") was filed by the USFS and the WDOE. The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. Also, in February 1997, the USFS and the Bureau of Land Management issued a favorable Record of Decision ("ROD") selecting Battle Mountain's open pit mining alternative.

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

    In September 1997, an action was filed before PCHB challenging the FEIS and certain permit decisions. On the January 19, 2000 PCHB issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Battle Mountain appealed the PCHB ruling in Superior Court for the State of Washington for Okanogan County. No hearing date has been set in the appeal.

    Only one major permit necessary to begin construction remained outstanding prior to the negative PCHB ruling. It is not known if other permits previously granted to the project may be subject to review as a result of the PCHB ruling.

    As part of the analysis of the Crown Jewel reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour, an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report.
Gochnour indicates the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative will also require mitigation of environmental impacts. The Gochnour report concludes the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

    In late March 1999, Battle Mountain received notification (the "Notification") that the Department of Interior and the Department of Agriculture could not presently approve the POO for the Crown Jewel Project and vacated the previously approved ROD. On May 21, 1999, President Clinton signed legislation mandating the reinstatement of the ROD and approval of the POO. The Departments of Interior and Agriculture reinstated the ROD and approved the POO in June 1999.

    Construction of the Crown Jewel project will not begin prior to the successful completion of the remaining permit applications and resolution of the legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See Legal Proceedings.

    Financing. In the event that Battle Mountain is unable to proceed with the project and must relinquish its right to acquire a 54% interest, Crown would then make a decision to either proceed with the project alone or seek a similar joint venture situation with another major mining company. There is no assurance that Crown could successfully pursue either strategy.

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

Cord Ranch Project

     General. In 1989, Crown entered into an exploration and mining agreement with the surface and mineral rights owners of the 34,000-acre Cord Ranch located in Elko County, Nevada. The lease agreement was originally for a term of five years from August 31, 1989 and renewable thereafter.

    Following several amendments, the amended agreement provided for a minimum payment of $25,000, paid in 1999. Additionally, the agreement calls for non-recoupable payments depending on the price of gold of between $65,000 and $90,000 in 2000, between $100,000 and $150,000 in 2001, and $150,000 and $200,000 in 2002 and
thereafter. Pursuant to the amended agreement, Crown may terminate the lease agreement at any time and avoid any future obligation or commitment, except reclamation.

    Two property acquisitions immediately adjacent to the Cord Ranch were made in 1990. The Dixie Creek project, consisting of 1,240 acres, was acquired under agreements entered into in October 1990. At approximately the same time, the Pinon Range property, consisting of 640 acres of unpatented claims, was acquired.

    In September 1994, Crown signed an agreement which was assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). Royal Standard has earned a 70% interest in Crown's Cord Ranch and adjacent gold properties. In addition, Royal Standard must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties.

    In April 1997, Royal Standard assigned Cameco (U.S.)Inc. ("Cameco") the right to earn a 51% interest in the Cord Ranch lease and claims reducing Royal Standard's interest to 19% upon earn-in. In August 1999, Cameco dropped its option to earn an interest in the property. Royal Standard is currently seeking a new joint venture partner on the property.

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


    Mineral Deposits. To date, 418 drill holes have been completed on the Cord Ranch project. In early 1994, Crown estimated the size of two gold deposits, the Pinon Range and Dark Star deposits. Based on the results of 150 drill holes, the Pinon Range mineral deposit is estimated at 7.2 million tons containing
0.025 opt of gold at a cutoff grade of 0.013 opt of gold. At Dark Star, 61 drill holes completed by Crown during 1991-92 define a mineral deposit totaling 7.5 million tons grading 0.020 opt of gold at a cutoff grade of 0.013 opt of gold. Combined, Crown and Royal Standard hold 50% of the mineral rights and 100% of the surface rights at Dark Star.

Other Property Interests

    Lamefoot Mine Royalty. In 1992, Crown acquired from various underlying lease holders a 0.75% NSR royalty interest in the Lamefoot deposit for $306,000. This property lies approximately three miles from the Kettle River Project ("KRP") mill, operated by Echo Bay Mines Ltd. ("Echo Bay") in northeastern Washington state. According to Echo Bay, Lamefoot ores represent one of the two ore feed sources to the KRP mill through the next year. Crown received approximately $104,000 in royalties from Lamefoot during 1999. Crown expects to receive approximately $100,000 in royalties from Lamefoot during 2000.

    Kings Canyon.   The Kings Canyon property in Utah consists of
1,525 acres of state leases and unpatented claims. Crown holds a 100% interest in the property, subject to a 1-4% NSR royalty to third parties.

    Crown estimates the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of material grading 0.030 opt of gold at a cutoff grade of 0.013 opt gold. The gold occurs as sediment-hosted disseminated mineralization in Paleozoic carbonate rocks. Crown intends to find a joint venture partner to further evaluate and develop this mineral deposit.

    Manhattan. A 100% interest in the 540-acre Manhattan property in central Nevada was acquired in 1989. In December 1999 Crown dropped the Manhattan property and wrote off the remaining investment of $79,000. No further work is anticipated on this property.

    Kendall Mine Royalty. In September 1991, Crown acquired Judith Gold Corporation, whose primary asset is the Kendall property located near Lewiston, Montana. Canyon Resources Corporation leases the Kendall property which entitles Crown to receive a 5% NSR royalty on production at the Kendall gold mine. Mining of ore at the Kendall mine has ceased and the mine site is presently in reclamation.

MEXICO

    Since 1997, Crown has conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. In early 1999, Crown acquired the Magistral del Oro ("Magistral") and San Juan de Minas ("San Juan") properties covering approximately 13,000 acres and 700 acres respectively. The owner of the Magistral claims entered into bankruptcy proceedings in Mexico during 1999 and due to related complications in securing adequate title to the property , the interest in the Magistral property was dropped by Crown in December 1999.

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

    Crown will earn a 100% interest in the San Juan property, acquired in 1999, by making cash payments to concession holders totaling $232,000 over four years, and an additional balloon payment of $800,000 at the end of the four years. Crown is also required to pay all taxes and meet required work commitments as prescribed by Mexican law. The San Juan property was located by a third party consultant who will earn a commission totaling $45,000 during the first three years and $40,000 per year until the property is either abandoned or put into production. The third party consultants will retain a NSR of 2% from any production, subject to minimum annual payments of $50,000.

    Crown has planned a six-hole 3,300 foot drilling program is scheduled for the San Juan property in the first quarter of 2000.

Peru

    The following map shows the location of the primary properties in which the Company has interests in South America.


PERU

Bongara Zinc Project, Amazonas Department, Peru

    General. Since 1993, Solitario has leased exploration concessions or has filed claims for concessions currently covering approximately 80,000 acres in the Bongara area of northern Peru
(the "Bongara project).

    In December 1996, Solitario signed an agreement regarding the Bongara project with a subsidiary of Cominco. The agreement was modified in January 1999, increasing the joint venture's acreage, which currently approximates 345,000 acres. Cominco has the right to earn a 65% interest in the Bongara project by spending a minimum of $17,000,000 over a five year period which commenced in January 1999, on exploration and development (in addition to the approximately $10 million spent prior to January 1999)and by making annual cash payments of between $100,000 and $500,000 per year (depending on the price of zinc) to Solitario as well as fully funding the project through a positive feasibility study. Cash payments of $118,000, $118,000, and $354,000 have been paid by Cominco in January 2000, 1999, and 1998, respectively. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing. Through December 31, 1999, Cominco has spent approximately $13 million on exploration at the Bongara project.

    Location. The Bongara project is situated approximately 225 miles by paved and gravel roads from the port city of Chiclayo to the southwest, in northern Peru. Most of the property lies within ten miles of a paved road with access to the coast. Travel within the project area is accomplished by foot or horseback or helicopter. The property falls on the east slope of the Andes at an average elevation of 5,000 feet.

    Geology and Exploration. The property is underlain by northwest-trending Jurassic-Cretaceous-age carbonates, fine to coarse clastic sediments, and shales. Mapping conducted by Cominco indicates that zinc mineralization occurs within carbonate rock units in which limestone has been substantially altered to dolomite.

    The primary focus of exploration has been at the Florida
Canyon area of the Bongara project. Mineralization at Florida Canyon occurs primarily in the middle member of the Chambara Formation of the Pucara Group of Jurassic geologic age. The middle member of the Chambara is approximately 700 feet thick and contains several very favorable rock horizons that are preferentially mineralized. Vertical structures, which host zinc mineralization have acted as feeder structures to the stacked stratigraphic mineralized horizons.

    Since 1997, Cominco has drilled 49 core holes at Florida Canyon totaling 47,200 feet. At Florida Canyon, the widest intersection of mineralization encountered to date averaged 12% zinc over 193 feet and the highest grade intersection averaged 27% zinc over 17 feet. Twelve other drill holes were located in other areas of the project.

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

Yanacocha Gold Property, Cajamarca Department, Peru

    General. The Yanacocha property, located in northern Peru, is comprised of one contiguous block of approximately 155,000 acres located in the Yanacocha gold and gold-copper district.

    On February 3, 2000 Solitario announced an agreement with an affiliate of Newmont Mining Corporation ("Newmont") to sell its interest in its Yanacocha property for $6 million and a sliding scale net smelter return ("NSR") royalty that varies depending on the price of gold. In order to effect the transaction, Solitario has agreed to transfer all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados ("MLT"), to a new operating subsidiary, Minera Solitario Peru. Newmont will receive all of the outstanding shares of MLT for the cash consideration and subsequently deliver the NSR royalty to Solitario. Closing of the transaction is expected during the second quarter of 2000, pending the completion of due diligence and regulatory approval. The balance of Solitario's investment in the Yanacocha property, $178,000, has been reclassified to assets held for sale. Upon closing of the transaction, Solitario expects to record a pre-tax gain of approximately $5.8 million.

    The property had been explored previously under joint venture with Placer Dome, Ltd; Rio Tinto, Ltd; and Barrick Gold
Corporation.

    Location. The Yanacocha gold district lies in northern Peru's Cajamarca Department, 15 miles north of the historic provincial capital city of Cajamarca (population: 100,000). The Yanacocha district is a one hour drive north of Cajamarca on paved and improved gravel roads. Elevations range from 9,000 feet at Cajamarca to 13,800 feet at the highest points in and around Yanacocha.

    Geology and Exploration. The property is located contiguous to the north and west of South America's largest gold mine, Newmont Mining Company's ("Newmont") 51%-owned and operated Minera Yanacocha heap leach gold mine (1999 production of 1.7 million ounces of gold). Total proven and probable reserves at the Yanacocha mine have been reported by Newmont to be 32.9 million ounces of gold at the end of 1999. The Corona gold-copper porphyry deposit (four million ounces of gold and one billion pounds of copper) lies one mile north of Solitario's property position.

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

Sapalache Gold Property, Piura region, Peru

    General. The 43,000 acre Sapalache gold property (formerly called Shimbe) is located in the department of Piura in northern Peru ten miles from the Ecuadorian border. The property was staked in 1993 and 1997 by a third party on behalf of Solitario. The claims are currently being transferred to Solitario under the terms of a contract which requires no payments to the title holder.
Under Peruvian law only citizens of Peru can stake claims within 30 miles of the border with neighboring countries. Transfer of title to Solitario is subject to approval by Presidential decree. This process is anticipated within one year. Solitario has the right to explore and exploit the minerals through contract with the title holder.

In July 1999, Solitario entered into a letter of intent with AngloGold which allows them to earn a 51% interest in the property. To earn their interest, AngloGold is required to spend a total of $6 million over four years, including the drilling 6,600 feet within sixteen months of signing.

    Geology and Exploration. The Sapalache property consists of tertiary volcanic rocks which locally have irregular bodies and veins of quartz. Work to date has included stream sediment, soil and rock sampling and related geochemistry. Rock samples have returned assays of up to 0.3 ounces per ton of gold.


Soloco Zinc Property, Amazonas Region, Peru

    General. In September 1997, Solitario entered into a lease and option to purchase agreement on the Soloco Property covering approximately 9,700 acres. The Soloco Property is located in the department of Amazonas. In October of 1998, the Solitario signed a joint venture with Billiton Exploration and Mining Peru B.V. ("Billiton"). Billiton completed seven core holes on the property totaling 3,300 feet during 1999. Although the drilling intersected oxide zinc mineralization, they decided not to proceed to the second year under the option agreement. Solitario wrote down its investment in the property and is not planning any further work on the property.


Santa Barbara Gold Property, Cerro de Pasco Region, Peru

    General. In April 1997, Solitario entered into an agreement with RTZ Mining and Exploration ("RTZ") granting Solitario the right to earn a 60% interest in the Santa Barbara project. The property contains approximately 12,300 acres located 120 miles northeast of Lima, Peru in the Cerro de Pasco Region. Solitario dropped its option on the property and recorded a write-down during 1999 on its remaining costs in the property.

Exploration Expenditure Overview

    During 1999, Crown conducted exploration activities on its properties incurring approximately $1.0 million in expenditures, including $0.6 million in South America. Several of Crown's properties are subject to leases and/or options to purchase. Crown's share of 1999 annual lease and rental obligations and option payments totaled $42,000 for properties it currently holds. Certain other mining claims and properties not subject to leases were acquired by Crown either by deed or were located by Crown. With respect to the claims and other properties acquired by deed or located by Crown, the obligation required to hold the claims is to pay ad valorem property taxes in the case of the patented mining claims and fee land, and annual rental fees in the case of the unpatented mining claims. See Considerations Related to Crown's Business.

                      2000 WORK COMMITMENTS

    Crown's work commitments remaining to be fulfilled in 2000 are $1,000 pertaining to its Mexican property.

                              ANNUAL RENTALS
                               Annual Rentals
                   Rental on     and Option Payments
                   Unpatented        for Property     Crown's Share
                   Claims and        Subject to          of Costs
    Property      Concessions      Lease in 2000        in 2000(1)
   U.S.
   Crown Jewel       $ 65,000         $ 35,000           $    -
   Cord Ranch          12,000           65,000                -
   Other                                 1,000              1,000

   PERU
   Yanacocha (2)      128,000               -                  -
   Bongara            278,000               -                  -
   Other                4,000           35,000              4,000

   MEXICO               2,000           48,000             50,000

   TOTAL:            $489,000         $184,000           $ 55,000

(1) Represents Crown's estimated share of rentals and option payments in 2000 based upon existing joint venture or leasing arrangements. (This estimate does not include costs to be borne by other joint venturers.)
(2) Crown will pay this amount if the Newmont transaction is not completed prior to June 30, 2000.
Item 3.   Legal Proceedings

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

Pollution Control Hearings Board

    Since the fourth quarter of 1997, members of the Plaintiffs, and others filed a total of seven actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-186, 98-019 and 99-019) against the
Washington Department of Ecology ("WDOE") before the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal,
challenging the FEIS and certain permit decisions.   Although the
PCHB dismissed or ruled in favor of the WDOE on three of the actions (PCHB 97-146, 97-185 and 98-019), after a consolidated hearing on the remaining actions, in January of 2000, the PCHB issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Battle Mountain filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. A hearing date has not been set in the appeal.

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

United States Congress

    In late March 1999, BMG received the Notification from the Departments of the Interior and Agriculture (the "Departments") vacating the ROD and indicating the POO for the Project could not then be approved. In June 1999, the Departments reinstated the ROD and approved the POO, as mandated by legislation passed by Congress and signed into law by President Clinton. Members of the Plaintiffs filed an action in United States District Court for the District of Oregon, challenging the reinstatement of the ROD and the grant of the POO. The case is currently pending and no trial date has been set.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999

EXECUTIVE OFFICERS

     The executive officers of Crown are as follows:

Name and municipality                Position with Crown and business
of residence                Age      experience within the last five years

MARK E. JONES, III           60      Chairman of Crown since 1987,
Houston, Texas                       Chief Executive Officer from 1987 to
                                     1993 and President from September 1989
                                     to November 1990; Chairman of Solitario
                                     since August 1993.

CHRISTOPHER E. HERALD        46      Chief Executive Officer of Crown
Golden, Colorado                    since June of 1999, the President of
                               Crown since November 1990.
                               Chief Executive Officer of Solitario
                                     since June of 1999, President of
                                     Solitario since August 1993.
JAMES R. MARONICK            44      Chief Financial Officer of Crown
Lakewood, Colorado                   since June 1999,  Vice President -
                                     Finance and Secretary/Treasurer of the
                                     Company and Solitario since September
                                     1997; Vice President - Finance and
                                     Secretary/Treasurer of Consolidated
                                     Nevada Goldfields Corporation from
                                     November 1994 to September 1997.

DEBBIE W. MINO               47      Vice President - Investor Relations
Sugar Land, Texas                    of Crown since 1989.

WALTER H. HUNT               48      Vice President - South American
Lima, Peru                           Operations of Crown since July
                                     1994; President - South American
                                     Operations, Solitario since June
                                     1999; Vice President - Peru Operations
                                     of Solitario since July 1994.


        Officers of Crown are appointed by the Board of Directors.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

    The common stock of Crown was approved for quotation on the NASDAQ system and trading commenced on February 17, 1989 under the symbol CRRS. Since August 1, 1989 Crown's common stock has been traded on the NASDAQ National Market System. Crown's stock has been listed and traded in Canada on The Toronto Stock Exchange since December 10, 1991, under the symbol CRO.

    The following table sets forth the high and low sales prices on the NASDAQ National Market System for Crown's common stock for the quarterly periods from January 1, 1997 to December 31, 1999.

<CAPTION"
                                       Prices (US$)
                                    High           Low
1998:
First Quarter                     $4.75          $3.50
Second Quarter                     4.88           3.69
Third Quarter                      4.50           2.50
Fourth Quarter                     3.88           1.63

1999:
First Quarter                      3.00           1.50
Second Quarter                     2.25           0.81
Third Quarter                      3.06           1.25
Fourth Quarter                     4.75           1.66


    Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. Crown has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

    At March 1, 2000, there were 1,214 record holders of Crown's common stock.

Item 6.   Selected Financial Data

    The selected consolidated financial data set forth below for each of the five years in the period ended December 31, 1999 and as of the years then ended has been derived from the audited consolidated financial statements of Crown (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.

Balance sheet data:                   As of December 31,
 (in thousands)          1999      1998      1997      1996      1995
Total Assets            $22,709   $36,500   $34,338   $37,113   $36,664

Long Term Debt           15,000    15,000    15,000    15,000    15,000

Working Capital           4,881     7,839     5,521     5,384     7,632

Stockholders' Equity      5,980    17,182    13,979    17,197    18,430



Income statement                   Years ended December 31,
 data: (in thousands,    1999      1998      1997       1996      1995
 except per share
 amounts)
Revenues                $   541   $  610    $  685     $  803     $1,030
Net loss before change
 in accounting
 principle               2,666    1,928     4,979      1,571      1,717
Change in accounting
 principle               8,451        -        -          -          -
Net loss                $11,117(1)  $1,928   $4,979     $1,571     $1,717
Basic loss per share
 before change in
 accounting principle   $0.18     $0.13    $0.38      $0.12      $0.13
Change in accounting
 principle               0.58        -        -          -          -
Basic loss per share    $0.76     $0.13    $0.38      $0.12      $0.13

(1) Crown changed its method of accounting for exploration costs and recorded a $8.5 million charge related to the cumulative effect of the change in accounting principle to operations in 1999.





Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion should be read in conjunction with Crown's consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, included elsewhere in this report. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future years. Crown's assets in Peru are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1999.

Results of Operations

     Crown has historically derived its revenues from the option and sale of property interests, from royalty interests, interest income and from the sale of its share of gold produced on its properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred, and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur. Crown recorded $100,000 in mineral option proceeds during in 1999 from payments related to its Bongara joint venture in Peru.

     Crown had a net loss before cumulative effect of a change in accounting principle of $2.7 million or $0.18 per share in 1999 compared with a net loss of $1.9 million or $0.13 per share in 1998 and a net loss of $5.0 million or $0.38 per share in 1997.

     During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring Crown's accounting method in accordance with the predominant practice in the U.S. mining industry. The $8.5 million cumulative effect of the change on prior years is included in the loss for 1999. The effect of the change on 1999 was to increase the loss before cumulative effect of change in accounting principle by $0.1 million or $0.01 per share.

     Total revenues were $0.5 million in 1999 compared with $0.6 million in 1998 and $0.7 million in 1997. Crown's recurring revenues have been primarily derived from its royalty interests and from interest income. Crown recorded $0.1 million in mineral option proceeds during 1999 as a result of the change in accounting principle during the year.

     Royalty income was $0.1 million in 1999, $0.1 million in 1998 and $0.3 million in 1997. Royalty income has decreased due to the completion of mining at the Kendall mine in Montana, in which Crown has a 5% royalty interest. The mine is now in reclamation.
Crown's remaining royalty interest relates to the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot deposit represents the primary ore source at Kettle River for the next year. Approximately $0.1 million is expected to be received from this royalty interest in 2000.

     Interest income was $0.3 million in 1999 compared with $0.5 million in 1998 and $0.4 million in 1997. Fluctuations are due a changes in Crown's average invested cash balances. The primary factors resulting in increases in cash balances have been from proceeds received from sales of Crown's common stock during 1998 and from the sales of common stock of Crown's subsidiary, Solitario in 1997. Additionally, the level of exploration activity carried on by Crown has affected the amount of cash available for investment. See Liquidity and Capital Resources.

     General and administrative expenses in 1999 were $1.4 million compared with $1.5 million in 1998 and $2.0 million in 1997. The lower costs in 1999 and 1998 are the result of decreased exploration activity, the decision to eliminate active exploration in Argentina, as well as reduced administrative staff and travel.

     Interest expense was $1.0 million in each of 1999, 1998 and 1997 and related primarily to Crown's convertible debentures.
Included in interest expense is amortization of deferred offering costs of $0.1 million in each of 1999, 1998 and 1997.

     Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon estimated future net cash flows from the asset. Write-downs relating to exploration properties amounted to $0.2 million in 1999, $0.9 million in 1998 and $5.7 million in 1997. Included in the write-down for 1997 was Crown's decision to sell its operations in Argentina resulting in a $3.8 million charge to operations.

     Minority interest in loss of subsidiary was $0.4 million in 1999 compared to $0.2 million in 1998 and $2.2 million in 1997. The variance in 1997 occurred as the result of higher losses in Solitario due primarily to the Argentina asset write-down.

Liquidity and Capital Resources

     Due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. Crown has in the past financed its activities through the sale of gold, the sale of securities, joint venture arrangements (including project financing) and the sale of interests in its properties. To the extent necessary, Crown expects to continue to use similar financing techniques.

     Crown's exploration and development activities and funding opportunities, as well as those of its joint venture partners, may be materially affected by gold price levels and changes in those levels. The market price of gold is determined in world markets and is affected by numerous factors which are beyond Crown's control.

     Net cash used in operating activities was $2.7 million in 1999 compared with uses of $1.7 million in 1998 and $2.1 million in 1997. The major difference related to the inclusion of exploration expenses as an operating cost after the adoption of the change in accounting principle in 1999, rather than as additions to mineral properties in 1998 and 1997.

     Net cash used in investing activities in 1999 was $0.3 million, compared with $1.1 million in 1998 and $2.6 million in 1997. Cash uses included mineral property additions of $0.2 million in 1999, $1.5 million in 1998 and $3.3 million in 1997. These amounts included no South American property additions through Solitario in 1999, $1.0 million in 1998 and $2.4 million in 1997. Net cash provided by financing activities was $5.1 million during 1998 primarily from the sale of Crown's common stock.

     Crown has budgeted $ 1.4 million for exploration in 2000, $0.9 million of which is planned for Peru. Crown's exploration expenditures have constituted the bulk of its activities. Accordingly, the reduction in Crown's assets related to the change in accounting principle, has affected the comparability of its assets, income and cash flows for the three years ended December 31, 1999. Crown's acquisition and exploration programs in 1999, 1998 and 1997 have primarily been devoted to properties in South America. Crown is exposed to risks normally associated with foreign investments, including political, economic and social instabilities, as well as foreign exchange controls and currency fluctuations. Foreign investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of future operations.

     In February 1998, Crown received $4.6 million, after commissions and offering expenses, from a European equity financing through the private placement of 1.04 million shares of Crown's common stock. Included in the placement was an agency fee of 40,000 shares paid to David Williamson Associates, Ltd., of which David R. Williamson, a director of Crown, is a principal.

     On February 3, 2000 Solitario announced an agreement with an affiliate of Newmont Mining Corporation ("Newmont") to sell its interest in its Yanacocha property for $6 million and a sliding scale (depending on the price of gold) net smelter return ("NSR") royalty. In order to effect the transaction, Solitario has agreed to transfer all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados ("MLT"), to a new operating subsidiary, Minera Solitario Peru. Newmont will receive all of the outstanding shares of MLT for the cash consideration and subsequently deliver the NSR royalty to Solitario. Closing of the transaction is expected during the second quarter of 2000, pending the completion of due diligence and regulatory approval. The balance of Solitario's investment in the Yanacocha property, $178,000, has been reclassified to assets held for sale. Upon closing of the transaction, Solitario expects to record a pre-tax gain of approximately $5.8 million.

     During 1998, Solitario completed the sale of its Argentina subsidiary to TNR Resources, Ltd. of Vancouver, B.C. Canada ("TNR"). The purchase price of $350,000 was received in the form of 1,250,000 common shares of TNR and warrants to purchase an additional 625,000 common shares. TNR reimbursed Solitario $29,000 for costs incurred through a cash payment of $8,000 and delivery of 184,709 additional common shares of TNR.

     During 1999, less than $0.1 million was received from the exercise of stock options. Crown does not anticipate significant exercises of stock options in the foreseeable future.

     Cash and cash equivalents amounted to $5.2 million at December 31, 1999. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Included in cash and cash equivalents at December 31, 1999 was $2.4 million which was held in Solitario. Working capital at December 31, 1999 was $4.9 million.

     Crown believes that its existing funds and projected sources of funds will be sufficient to finance its currently-planned exploration and other operating activities. Crown will need to raise additional capital to meet its required debt repayments, including the payment of its $15 million convertible debentures, due August 2001. Crown's long-term funding opportunities and operating results are highly dependent on the gold price as well as successful permitting, development and commencement of commercial production at the Crown Jewel Project. Moreover, there can be no assurance Crown will be able to raise necessary capital in the future.

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

     Crown estimates its 2000 work commitments remaining to be fulfilled on its existing properties will be less than $0.1 million which are to be fulfilled by Crown. Crown's share of rental obligations and other property payments for 2000 are expected to be less than $0.1 million.

New Accounting Pronouncements

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard, which is effective for fiscal years beginning after June 15, 2000, sets forth guidelines for recording derivative instruments as assets and liabilities to be reported in the financial statements at fair value and that changes in the fair value of the instruments shall be recognized in the results of operations. This standard, when adopted by the Company, is not expected to have a material effect on the Company's reported financial position, results of operations and cash flows.
Environmental and Permitting and Legal

     The Final Environmental Impact Statement ("FEIS") on the Crown Jewel project was issued to the public in February 1997. In May of 1997, the United States Forest Service ("USFS") upheld the Record of Decision ("ROD") to approve the Crown Jewel project. In May 1997, an action was filed in U.S. District Court against the USFS appealing its decision to uphold the ROD. This action was dismissed on December 31, 1998. As of December 31, 1999, all substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. As of December 31, 1999, the Crown Jewel project had received favorable decisions on 57 of 70, or 81%, of the total permits necessary on the project. In January of 2000, the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, issued a ruling in response to an appeal vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Battle Mountain filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. A hearing date has not been set in the appeal. It has not been determined what effect, if any, this ruling will have on other previously issued permits.

     As a result of the PCHB ruling, on February 4, 2000, Battle Mountain announced it was writing off its entire investment in the Crown Jewel Project as of December 31, 1999, and reclassifying the proven and probable reserves to mineralized materials. Because Crown is the holder of 100% of the Crown Jewel project, subject to Battle Mountain's potential earn-in, and that the basis and economics of Crown's interest is materially different than Battle Mountain's interest, Crown engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Crown Jewel project reserves in February and March 2000. Per the MRA report, Crown is reporting proven and probable reserves of 2,556,000 tons at a grade of 0.354 for a total of 905,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces.

     As part of the analysis of the Crown Jewel reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour, an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report.
Gochnour indicates the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative will also require mitigation of environmental impacts. The Gochnour report concludes the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

There are no assurances that required permits will be issued in a timely fashion, that Crown or Battle Mountain will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project.

     Uncertainties which exist with respect to timing of commercial production at Crown Jewel, and the potential fluctuation in gold prices, could have a material effect upon Crown's ability to fund its operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to Crown.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

Crown is exposed to market risks associated with changes in interest rates as it relates to its cash and short term investments, and commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of its exploration and development projects.
The $15,000,000, 5.75% convertible debentures due in 2001 are not subject to market risk because they have a fixed interest rate and a repayment amount payable either in cash or common stock of Crown. Crown does not use financial or other derivative instruments to manage market risk.

A hypothetical change of one percent in the interest rate earned on short term investments during 1999 would have resulted in an increase or decrease of approximately $0.1 million in net income.
A change of 10% in the price of gold, silver or zinc would not have had a material change in the assets, liabilities or net income.



















Item 8.  Financial Statements and Supplementary Data

                   CROWN RESOURCES CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
Independent Auditors' Report . . . . . . . . . . . . . . . .  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31,
    1999 and 1998  . . . . . . . . . . . . . . . . . . . . .  F-2

  Consolidated Statements of Operations for the years
    ended December 31, 1999, 1998 and 1997 . . . . . . . . .  F-3

  Consolidated Statements of Stockholders' Equity for
    the years ended December 31, 1999, 1998 and 1997 . . . .  F-4

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1999, 1998 and 1997 . . . . . . . . .  F-5

Notes to Consolidated Financial Statements . . . . . . . . .  F-6

     All schedules are omitted as the required information is included in the financial statements or notes thereto or is not applicable. Financial information on 50% or less owned entities is omitted, as the entities do not meet the tests for inclusion.

     Crown is not required to provide the selected quarterly financial data specified in Item 302 of Regulation S-K because it does not meet the tests outlined in Item 302(a)(5).




























                   INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
  of Crown Resources Corporation
Denver, Colorado


We have audited the consolidated balance sheets of Crown Resources Corporation and subsidiaries (Crown) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves in 1999.



DELOITTE & TOUCHE LLP



Denver, Colorado
March 28, 2000












                               F-1

                                  CROWN RESOURCES CORPORATION

                                  CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                 1999           1998

                                                              (in thousands)
                                                  Assets

Current assets:
  Cash and cash equivalents                               $ 5,174        $ 8,136
  Short-term investments                                       87             87
  Prepaid expenses and other                                  114            128
   Total current assets                                     5,375          8,351

Mineral properties, net                                    16,772         27,532

Other assets:
  Debt issuance costs, net                                    170            272
  Marketable equity securities, at fair value                 103            233
  Assets held for disposition                                 178             -
  Other                                                       111            112
   Total other assets                                         562            617
                                                          $22,709        $36,500


                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                        $   205        $   222
  Other                                                       289            290
    Total current liabilities                                 494            512

Long term liabilities:
  Convertible debentures                                   15,000         15,000

Minority interest in consolidated
  subsidiary                                                1,235          3,806

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 20,000,000 shares;
    none outstanding                                          -              -
  Common stock, $0.01 par value;
    authorized 50,000,000 shares;
    issued and outstanding 14,539,697
    and 14,520,725 shares                                     145            145
  Additional paid-in capital                               34,803         34,768
  Accumulated deficit                                     (28,837)       (17,720)
  Accumulated other comprehensive loss                       (131)           (11)
   Total stockholders equity                                5,980         17,182
                                                          $22,709        $36,500

  See notes to consolidated financial statements.






                                               F-2
                                   CROWN RESOURCES CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per                        Years Ended December 31,
  share amounts)                             1999          1998          1997
Revenues:
  Royalty income                          $     104     $    139      $    300
  Interest income                               337          471           385
  Mineral property option
    proceeds                                    100           -             -
                                                541          610           685

Costs and expenses:
  Exploration                                 1,025           -             -
  Depreciation, depletion and
    amortization                                 65          101           180
  General and administrative                  1,367        1,526         1,985
  Interest                                      971          971         1,020
  Asset write-downs                             166          867         5,743
  Other, net                                      2          (22)           12
                                              3,596        3,443         8,940
Loss before income
  taxes and minority interest
  and cumulative effect of change
  in accounting principle                    (3,055)      (2,833)       (8,255)
Income tax benefit                           (   - )        (731)       (1,055)
Loss before minority interest                (3,055)      (2,102)       (7,200)
Minority interest in loss of subsidiary        (389)        (174)       (2,221)
Net loss before cumulative effect of
  change in accounting principle            ( 2,666)      (1,928)       (4,979)
Cumulative effect of change in
  accounting principle                      ( 8,451)          -             -
Net loss                                  $ (11,117)    $ (1,928)     $ (4,979)
Per common share:
  Basic and diluted loss
    before cumulative effect of
    change in accounting principle        $   (0.18)    $  (0.13)     $  (0.38)
  Change in accounting principle              (0.58)          -             -
  Basic and diluted loss                  $   (0.76)    $  (0.13)     $  (0.38)
Weighted average number of
  common and common equivalent
  shares outstanding                         14,534       14,345        13,268

Pro forma amounts assuming the method
  of expensing exploration costs as
  incurred is applied retroactively:
   Net loss                             $  (2,666)    $ (2,878)     $ (4,367)
   Basic and diluted loss per common
    share                                 $   (0.18)    $  (0.20)     $  (0.33)



See notes to consolidated financial statements.



                                               F-3
                          CROWN RESOURCES CORPORATION


                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY








                                                                                                Accumulated
                                                             Additional                   Other
(in thousands, except share                 Common Stock       Paid-in   Accumulated  Comprehensive
 amounts)                                 Shares     Amount    Capital     Deficit        Loss       Total


Balance, January 1, 1997                13,211,484    $132     $27,886    $(10,813)      $ (8)     $17,197


Issuance of shares:
  Exercise of stock options                 76,950       1         342          -          -           343
  For services                              24,395      -          140          -          -           140
Sale of shares of subsidiary,
  net of tax of $724                            -       -        1,285          -          -         1,285
Comprehensive income (loss):
 Net loss                                       -       -           -       (4,979)        -        (4,979)
 Net unrealized loss on
   marketable equity securities                 -       -           -           -          (7)          (7)
Comprehensive loss                              -       -           -           -          -        (4,986)

Balance, December 31, 1997              13,312,829     133      29,653     (15,792)       (15)      13,979


Issuance of shares:
  Exercise of stock options                159,166       2         493          -          -           495
  For services                               8,730      -           32          -          -            32
  In private placement                   1,040,000      10       4,590          -          -         4,600
Comprehensive income (loss):
 Net loss                                       -       -           -       (1,928)        -        (1,928)
 Net unrealized gain on
   marketable equity securities                 -       -           -           -           4            4
Comprehensive loss                              -       -           -           -          -        (1,924)


Balance, December 31, 1998              14,520,725    145       34,768     (17,720)       (11)      17,182

Issuance of shares:
  Exercise of stock options                  6,275      -           11          -          -            11
  For services                              12,697      -           24          -          -            24
Comprehensive income (loss):
 Net loss                                       -       -           -      (11,117)        -       (11,117)
 Net unrealized loss on
   marketable equity securities                 -       -           -           -        (120)        (120)
Comprehensive loss                              -       -           -           -          -       (11,237)


Balance, December 31, 1999              14,539,697   $ 145    $ 34,803    $(28,837)     $(131)     $ 5,980
























See notes to consolidated financial statements.

                                                               F-4

                                    CROWN RESOURCES CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Years Ended December 31,
(in thousands)                                   1999       1998       1997
Operating Activities:
  Net loss                            $(11,117)   $(1,928)   $(4,979)
  Adjustments:
    Depreciation, depletion
     and amortization                      167        204        282
    Deferred income taxes                   -        (731)    (1,055)
    Asset write-downs                      166        867      5,743
    Common stock issued for services        24         32        140
    Minority interest                     (389)      (174)    (2,221)
    Cumulative effect of change in
      accounting principle               8,451         -          -
    Loss on sale of assets                   3         -          -
    Changes in operating assets and liabilities:
      Bullion inventories                   -          96         10
      Prepaid expenses and other            (1)        32         (3)
      Accounts payable and
        other current liabilities          (18)      (136)        13
    Net cash used in operating activities(2,714)    (1,738)    (2,070)

Investing Activities:
  Additions to mineral properties          (217)    (1,511)    (3,313)
  Receipts on mineral property
   transactions                              -         464        655
  Proceeds from asset sales                  22         (1)         3
  Decrease (increase) in other assets       (64)       (30)         5
    Net cash used in investing activities  (259)    (1,078)    (2,650)

Financing Activities:
  Sale of common stock                       -       4,600         -
  Sale of common stock of subsidiary, net    -          -       4,862
  Common stock issued under options
      and warrants                           11        495        268
    Net cash provided by financing
      activities                             11      5,095      5,130

Net increase (decrease) in cash and
  cash equivalents                       (2,962)     2,279        410

Cash and cash equivalents,
       beginning of year                  8,136      5,857      5,447

Cash and cash equivalents, end of year  $ 5,174    $ 8,136    $ 5,857

Supplemental disclosure of cash flow
information:
  Non-cash transactions:
    Securities received for mineral
      property transactions             $    21    $   212    $     9
    Deferred tax benefit of non-qualified
      stock option exercises                 -          -          75
  Acquisition of additional interest in
     subsidiary                               -          -         205
  Cash paid for interest                     868        868        868
  Increase in accounts receivable from sale of
      subsidiary                              -          29         -




See notes to consolidated financial statements.


                                               F-5

1.  Business and Summary of Significant Accounting Policies:

    Business

    Crown Resources Corporation (the "Company" or "Crown") engages principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United States, Mexico and Peru. Its properties in Peru are held through Solitario Resources Corporation ("Solitario"), a 57.2%-owned subsidiary as of December 31, 1999. Crown's operations constitute a single business segment.

    Crown has historically derived its revenues principally from royalty interests and interest income and to a lesser extent from the option and sale of property interests and from the sale of its share of gold produced from its properties.

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










                               F-6
1.  Business and Summary of Significant Accounting Policies
    (Continued):

    Mineral properties

    Land and leasehold acquisition costs are capitalized in cost centers and are depleted on the basis of the cost centers' economic reserves (estimated recoverable, proven and probable reserves) using the units-of-production method. If there are insufficient economic reserves to use as a basis for depleting such costs, they are expensed as a mineral property write-off in the period in which the determination is made.

    During 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves (See Note 2).

    Crown records the proceeds from the sale of property interests to joint ventures as a reduction of the related property's capitalized cost. Proceeds which exceed the capital cost of the property are recorded as revenue.

    Asset write-downs

    Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to exploration properties amounted to $166,000 in 1999. $867,000 in 1998, and $5,743,000 in 1997.
    Included in the write-down for 1997 was Crown's decision to sell its operations in Argentina resulting in a $3,822,000 charge to operations.

    Marketable equity securities

    Crown's equity securities are classified as available-for-sale and are carried at fair value. The cost of marketable equity securities sold is determined by the specific identification method.

    Foreign exchange

    The United States dollar is the functional currency for all Crown's foreign subsidiaries. Foreign currency gains and losses are included in the results of operations in the periods in which they occur.



                               F-7
1.  Business and Summary of Significant Accounting Policies
    (Continued):

    Revenue recognition

    Royalty revenue is recognized when product is delivered in-kind or cash payments are received.

    Comprehensive Income

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

    Loss per share

    The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years ended December 31, 1999, 1998 and 1997. The effect of common stock equivalents which include stock options, warrants and convertible debt securities is not included in the computation of diluted per share amounts in 1999, 1998 and 1997 because its inclusion would be anti-dilutive.

    Employee stock compensation plans

    Crown follows Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." Under the terms of Crowns's stock option plans, the exercise price of stock options issued to employees and directors equals the market price of the stock on the date of grant and, therefore, Crown does not record compensation expense on stock options granted to employees and directors.


                               F-8
1.  Business and Summary of Significant Accounting Policies
    (Continued):

    Minority interest

    Minority interest represents the minority stockholders' proportionate interest in the equity of Solitario. Crown owned 57.2% of Solitario at December 31, 1999 and 1998.

    New accounting pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard, which is effective for years beginning after June 15, 2000, sets forth guidelines and requirements for reporting derivative instruments at fair value as assets and liabilities in the financial statements and requires that changes in the fair value of the instruments shall be recognized in the results of operations. The standard, when adopted by Crown, is not expected to have a material effect on Crown's reported financial position, results of operations and cash flows.

2.  Mineral Properties:

    Change in accounting principle

    During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This conforms Crown's accounting method to the predominant practice in the U.S. mining industry. The $8,451,0000 cumulative effect of the change on prior years is included in the loss for 1999. The effect of the change on 1999 was to increase the loss before cumulative effect of change in accounting principle by $83,000 or $0.01 per share.















                               F-9
2.  Mineral Properties (Continued):

    United States

    Crown Jewel Project

    In March 1990, Crown entered into an agreement with Battle Mountain Gold Company ("Battle Mountain"), which was subsequently modified in May 1994. Under the agreement as modified, Battle Mountain has paid Crown $18,500,000, and since March 1990 has funded all exploration and development on Crown Jewel. In order to acquire a 51% interest in the project, and an additional 3% interest in the first 1,600,000 ounces of gold from the project, Battle Mountain is required to fund all development and capital costs to commencement of commercial production. Crown is not required to fund or repay costs related to the development and capital costs of the project prior to commercial production.

    On the January 19, 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project.

    In light of the ruling by the PCHB, Battle Mountain reclassified its interest in the Crown Jewel project from proven and probable reserves to mineralized materials and wrote off its investment in the Crown Jewel Project as of December 31, 1999. Crown engaged an independent mining engineering firm Mine Reserves Associates ("MRA") to evaluate an alternative mine plan that would have reduced environmental impacts. Crown also engaged Gochnour and Associates, ("Gochnour") an independent permitting consultant to evaluate the ability to obtain permits for the alternative mine plan. Based upon reports from MRA and Gochnour, Crown has determined the Crown Jewel Project contains sufficient reserves to recover Crown's investment whether developed under the current joint venture agreement or independently by Crown.

    Cord Ranch

    Crown holds a lease for the right to explore and develop the Cord Ranch prospect, a 34,000 acre ranch in the southern portion of the Carlin Gold Trend of Nevada. In December 1999, the lease was amended to provide for a minimum payment of $25,000, paid in 1999. Additionally, the agreement calls for a non-recoupable payments depending on the price of gold of between $65,000 and $90,000 in 2000, between $100,000 and
    $150,000 in 2001, and $150,000 and $200,000 in 2002 and
    thereafter.

                              F-10
2.  Mineral Properties (Continued):

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

    Peru

    Crown, through Solitario, holds exploration concessions or has filed applications for concessions covering approximately 286,000 acres in Peru. These applications are subject to normal administrative approvals and the properties are subject to an annual rental of $2.00 per hectare (approximately 2.47 acres per hectare) in June of each year.

    Yanacocha

    On February 3, 2000 Solitario announced an agreement with an affiliate of Newmont Mining Corporation ("Newmont") to sell its interest in its Yanacocha property for $6 million and a sliding scale (depending on the price of gold) net smelter return ("NSR") royalty. In order to effect the transaction, Solitario has agreed to transfer all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados ("MLT"), to a new operating subsidiary, Minera Solitario Peru. Newmont will receive all of the outstanding shares of MLT for the cash consideration and subsequently deliver the NSR royalty to Solitario. Closing of the transaction is expected during the second quarter of 2000, pending the completion of due diligence and regulatory approval. The balance of Solitario's investment in the Yanacocha property, $178,000 has been reclassified to assets held for sale. Upon closing of the transaction, Solitario expects to record a pre-tax gain of approximately $5.8 million.

    BongarA

    Since 1993, Solitario acquired exploration concessions or has filed claims for concessions currently covering approximately
    80,000 acres in northern Peru (the "Bongara project").






                              F-11
2.  Mineral Properties (Continued):

    In December 1996, Solitario signed an agreement regarding the Bongara project with a subsidiary of Cominco Ltd. ("Cominco") of Vancouver, B.C., Canada. The agreement was modified in January 1999, increasing the joint venture's acreage, which currently approximates 345,000 acres. Cominco has the right to earn a 65% interest in the Bongara project by spending a minimum of $17,000,000 on exploration and development (in addition to the approximately $10 million spent prior to January 1999) over a five-year period beginning January 1999 and by making annual cash payments to the Solitario of between $100,000 and $500,000 (depending on the price of zinc), as well as fully funding the project through a bankable feasibility study. Cash payments of $118,000, $118,000, and $354,000, including value added taxes of 18%, have been paid to the Company by Cominco in January 2000, 1999 and 1998, respectively. In addition to the cash payments and work commitments, Cominco has agreed to finance Solitario's share of project development costs, subject to repayment, after a production decision is made, should Solitario not secure third-party financing. Through December 31, 1999, Cominco has spent approximately $13 million on exploration on the Bongara project.

    Argentina

    Through December 31, 1997 Solitario had performed exploration activities and held exploration rights or had filed applications for rights in Argentina. In July 1998, Solitario completed the sale of its Argentinian subsidiary to TNR
    Resources, Ltd. ("TNR") of  Vancouver, B.C., Canada.
    Solitario no longer conducts exploration in Argentina.

    Mexico

    Since 1997 Crown has conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. In early 1999, Crown acquired the Magistral del Oro and San Juan de Minas properties covering approximately 13,000 acres and 700 acres, respectively. During 1999 Crown dropped the Magistral del Oro property resulting in a $25,000 write down. Crown is planning additional exploration and reconnaissance work on its San Juan de Minas property during 2000.

    Land leasehold and exploration and development costs

    Mineral property costs for all Crown's properties are comprised of the following:



                               F-12

2.  Mineral Properties, (Continued):

                                           December 31,
                                        1999         1998
    (in thousands)
    Land and leasehold costs         $14,205       $14,466
    Exploration and development
      costs                            3,391        13,890
                                      17,596        28,356
    Less accumulated depreciation,
      depletion and amortization         824           824
                                     $16,772       $27,532

    Land and leasehold costs related to mineral properties for which exploration activities had not yet identified the presence of economic reserves totaled $3,035,000 and $13,900,000 at December 31, 1999 and 1998, respectively.

    At December 31, 1999 and 1999, the carrying value of the Crown Jewel project amounted to $ 13,737,000 and $13,632,000 respectively. The Crown Jewel project represents Crown's total proven and probable gold reserves and its only property in development.

    The net assets of the Company's foreign operations located in Peru and Mexico and included in the consolidated balance sheet are $ 406,000 at December 31, 1999 and $5,802,000 at December 31, 1998. Crown is exposed to risks normally associated with foreign investments, including political, economic and social instabilities, as well as foreign exchange controls and currency fluctuations. Foreign investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of future operations.

3.  Convertible Debentures:

    On August 27, 1991 Crown completed a European offering for $15 million of 5 % Convertible Subordinated Debentures due 2001 ("Debentures"). The Debentures are convertible into approximately 1,523,000 shares of Crown common stock at $9.85 per share, and are redeemable at the option of Crown on certain terms and conditions. Interest on the Debentures is payable semiannually in arrears, each February and August.

    Neither the Debentures nor the common stock issuable upon conversion of the Debentures is registered under the Securities Act of 1933. Debt offering costs are being amortized over the life of the Debentures.




                              F-13
4.  Income Taxes:

    Crown's income tax expense (benefit) from continuing
    operations consists of the following:
    (in thousands)                   1999     1998      1997

    Deferred:
      U.S.                        $    23   $   59   $    84
      Foreign                         126       85        32
    Operating loss and credit
       carryovers:
       U.S.                           (23)    (790)     (997)
      Foreign                        (126)     (85)     (174)
    Income tax benefit            $     0   $ (731)  $(1,055)


    Consolidated loss before income taxes includes losses from foreign operations of $1,030,000, $542,000, and $5,232,000 in
    1999, 1998 and 1997, respectively.

    Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs, depreciation, depletion and amortization expenses, and property abandonments.

    During 1999, 1998 and 1997 Crown recognized income tax deductions of $18,000, $200,000, and $643,000, respectively, from the exercise of non-qualified stock options. Stockholders' equity has been credited in the amounts of $68,000 and $75,000, in 1998 and 1997, respectively, for the income tax benefits of these income tax deductions net of valuation allowances. There were no such amounts credited to stockholders' equity in 1999 as a valuation allowance has been provided.

















                              F-14
4.  Income Taxes (Continued):

    The net deferred tax (assets)/liabilities in the accompanying
    December 31, 1999 and 1998 balance sheets include the following components:

    (in thousands)                       1999           1998
         Deferred tax assets:
     Net operating loss (NOL)
       carryovers                     $ 9,610         $8,713
     Capital loss carryovers            2,127          1,857
     Alternative minimum tax (AMT)
       credit carryovers                       325            325
     Investment in Peru
       subsidiary                       2,772             -
     Other                                121            111
     Valuation allowance              (10,285)        (2,953)
    Deferred tax assets                 4,620          8,053

    Deferred tax liabilities:
     Exploration and development
      costs                             4,161          7,533
     Depreciation, depletion and
      amortization                        459            494
     Other                                 -              26
    Deferred tax liabilities            4,620          8,053
    Net deferred tax (assets)
      liabilities                      $   -          $   -

    The change in accounting principle, discussed in Note 2, had the effect of increasing the 1999 valuation allowance offset to deferred tax assets and decreasing the exploration and development costs deferred tax liability by $3,526,000.

    During 1999, Crown recognized a deferred tax asset relating to its investment in its Peru subsidiary as it anticipates disposing of the investment in 2000. A full valuation allowance has been provided against this deferred tax asset.

    A reconciliation of expected federal income tax benefit from continuing operations at the U.S. Federal tax rate of 34% with the expense (benefit) for income taxes is as follows:











                              F-15

4.  Income Taxes (Continued):
    (in thousands)                    1999      1998     1997
    Expected income tax benefit    $(1,039)  $  (963) $(2,807)
    Nondeductible foreign
      expenditures                      31        26       85
    Disposition and deconsolidation
      of investment in Argentina        -      2,480   (1,683)
    Disposition of investment
       in Peru                       (2,373)       -        -
    Excess percentage depletion         -         (5)      -
    Foreign mining incentives           -         -      (201)
    State income tax benefit          (363)       (4)    (267)
    Change in valuation allowance    3,742    (2,057)   3,747
    Other                                2      (208)      71
    Income tax (benefit)            $   -    $  (731) $(1,055)

    At December 31, 1998 Crown had unused U.S. NOL and capital loss carryovers of approximately $22,044,000 and $5,550,000, respectively, which begin to expire in 2004. In addition, Crown has approximately $325,000 of U.S. AMT credit carryovers which can be carried forward indefinitely. Crown also has Peru NOL carryovers at December 31, 1999 of approximately $5,737,000 which begin to expire four years after the first year in which Peruvian taxable income arises. At December 31, 1999, Crown has Mexico NOL carryovers of $828,000 which begin to expire as early as 2003. The anticipated sale of Solitario's shares of MLT and conversion of its investment in Yanacocha to a NSR royalty during 2000 will result in the elimination of the Peru NOL carryovers and the related valuation allowance (see Note 2).

5.  Fair Value of Financial Instruments:

    For certain of Crown's financial instruments, including cash and cash equivalents, short-term investments, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Crown's marketable equity securities are carried at their estimated fair value, based on quoted market prices. The estimated fair value of the Company's Debentures was $8,250,000 and $12,750,000 at December 31 1998 and 1997, respectively, based on quoted market prices.










                              F-16
6.  Commitments and Contingencies:

    In acquiring its interests in minerals claims and leases, Crown has entered into lease agreements which generally may be canceled at its option. Crown is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. Crown estimates its 2000 mineral property rentals and option payments to be approximately $673,000. Based upon existing joint venture or leasing arrangements, Crown's share of these costs is approximately $76,000. Additionally, Crown has work commitments of approximately $1,000 for 2000.

    Crown has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 1999, 1998 and 1997 was $49,000, $53,000 and $52,000, respectively.

    Crown leases office space under non-cancelable operating leases providing for minimum annual rent payments as follows:
    $70,000 in 2000, and $33,000 in 2001. Rent expense for all leases was $83,000, $82,000 and $66,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


7.  Stock Option Plans:

    Under Crown's 1988 Stock Benefit Plan ("1988 Plan"), the Board of Directors may (a) grant incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, to any employee of Crown or to any employee of any parent or subsidiary of Crown; (b) grant options other than incentive stock options (non-qualified stock options); (c) grant stock appreciation rights or cash bonus rights; (d) award stock bonuses; and (e) grant stock purchase rights and sell stock subject to certain restrictions.

    Up to 1,500,000 shares of Crown's common stock may be issued under the 1988 Plan. As of December 31, 1999 573,476 shares remained available for future issuance under the 1988 Plan including those already granted. All stock options that have been granted under the 1988 Plan have been issued at the market price of the common stock at the date of the grant.

    On June 27, 1991, Crown's shareholders approved the Crown Resources Corporation 1991 Stock Incentive Plan ("1991 Plan"). The Board of Directors has reserved 1,500,000 shares of Crown common stock for grants under the 1991 Plan. Options granted under both plans generally expire five years from the date of grant.

                               F-17
7.  Stock Option Plans (Continued):

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

    Options granted under the 1991 Plan are granted at the market price of the common stock at the date of grant, except for non-qualified options granted to non-directors, which price cannot be less than the average price for the five business days immediately preceding the date of grant. As of December 31, 1999, shares available for issue, including those already granted, totaled 1,145,828 shares.

    The activity in the 1988 Plan for the three years ended
    December 31, 1999 is as follows:

                    1999             1998             1997
                      Weighted         Weighted         Weighted
                      Average          Average          Average
               Amount  Price(1) Amount  Price(1) Amount  Price
Outstanding,
  beginning
  of year      576,250   4.22   576,250   5.74     60,000   5.63
Granted             -               -             546,395   5.75
Exercised       (3,000)  1.75       -             (30,145)  5.74
Expired        (15,750)  4.06       -                 -
Outstanding,
  end of year  557,500   2.13   576,250   4.22    576,250   5.74
Exercisable,
  end of year  493,250   2.07   425,250   4.17    342,250   5.74

    (1) In June 1999 and 1998, the board of directors voted to reprice existing options for current employees, officers and directors to $1.75 per share and $4.06 per share, respectively, which was the market price of Crown's stock.

    The options outstanding under the 1988 Plan have a weighted average remaining contractual life of 1.9 years.


                               F-18

7.  Stock Option Plans (Continued):

    The activity in the 1991 Plan for the three years ended
    December 31, 1999 is as follows:

                    1999             1998             1997
                      Weighted         Weighted         Weighted
                      Average          Average          Average
               Amount  Price(1) Amount  Price(1) Amount  Price
Outstanding,
  beginning
  of year         1,115,616  4.16  1,026,432  4.97  1,347,298  5.32
Granted             326,547  1.76    257,080  4.05     50,000  5.73
Exercised           (15,972) 1.85   (167,896) 3.14    (71,200) 3.29
Forfeited                -               -               -
Expired            (313,591) 4.50        -           (299,666) 7.06
Outstanding,
  end of year     1,112,602  1.93  1,115,616  4.16  1,026,432  4.97
Exercisable,
  end of year       886,850  1.93    982,991  4.16    935,432  6.46

    (1) In June 1999 and June 1998, the board of directors voted to reprice all existing options for current employees, officers and directors to $1.75 per share and $4.06 per share, respectively, which was the market price of Crown's stock.

The options outstanding under the 1991 Plan have a weighted average remaining contractual life of 2.3 years.

Pro forma information has been computed as if Crown had accounted for its stock options under the fair value method of SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997 grants, respectively: risk-free interest rates of 5.69%, 5.52% and 6.37%; dividend yields of 0%; volatility factors of the expected market price of Crown's common stock of 66%, 43% and 52%; and a weighted average expected life of the options of 2.4 years in 1999, 2.8 years in 1998 and 4 years in 1997. The weighted average fair values of the options granted are estimated at $0.76, $1.35 and $2.49 per share in 1999, 1998 and 1997, respectively. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:









                               F-19

7.  Stock Option Plans (Continued):
(In thousands, except
      per share amounts)           1999       1998       1997
    Net loss
      As reported              $(11,117)   $(1,928)   $(4,979)
      Pro forma                 (12,297)    (3,179)    (6,136)

    Basic and diluted
      loss per share
      As reported               $ (0.76)   $ (0.13)     (0.38)
      Pro forma                   (0.85)     (0.22)     (0.46)

8.  Stockholders' Equity:

    Crown is authorized to issue 20,000,000 shares of $0.01 par value preferred stock and has issued, to a subsidiary, 1,000,000 shares of nonconvertible preferred stock which is eliminated in consolidation.

    On July 25, 1995, Crown adopted a shareholder rights plan pursuant to which rights ("Rights") to acquire shares of Series B Preferred Stock were distributed to shareholders of Crown, with the right to buy 1/100 share of Series B Preferred Stock for each common share held, at an initial exercise price of $25.00. Crown also designated 500,000 shares of preferred stock as Series B Preferred Stock with each 1/100 share having economic terms substantially equivalent to one common share.

    Generally, the Rights will become exercisable if a shareholder or group of shareholders becomes the beneficial owner of or announces the intention to acquire common shares of 15 percent or more of the outstanding common shares of Crown. If the Rights become exercisable, each Right (other than Rights held by the acquiring person or group) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price.

    In February 1998, Crown received $4.6 million, after commissions and offering expenses, from a European equity financing through the private placement of 1.04 million shares of Crown's common stock. Included in the placement was an agency fee of 40,000 shares paid to David Williamson Associates, Ltd., of which David R. Williamson, a director of Crown, is a principal.





                               F-20
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not Applicable.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a) Directors.

     The information with respect to directors required under this item is incorporated herein by reference to the table set forth under the section captioned Election of Directors in Crown's Proxy Statement in connection with the annual meeting of shareholders to be held on June 4, 1999 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     (b) Executive Officers.

     The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

     The information required under Item 11, Item 12 and Item 13 is incorporated herein by reference to the sections entitled Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Executive Compensation, respectively, in Crown's Proxy Statement in connection with the annual meeting of shareholders to be held June 15, 1999, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

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

18.1 Deloitte and Touche letter regarding change in accounting principle.

11 Statement regarding computation of per share earnings.

22     Subsidiaries of the registrant.

23.1   Consent of Deloitte & Touche LLP.

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


                               Date:  March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                 Date

/s/ Christopher E. Herald    Principal Executive      March 29, 2000
Christopher E. Herald         Officer and Director
Chief Executive Officer

/s/ James R. Maronick        Principal Financial      March 29, 2000
James R. Maronick             and Accounting Officer
Vice President - Finance


/s/ Mark E. Jones, III    *
Mark E. Jones, III

/s/ J. Michael Kenyon     *
J. Michael Kenyon
                                  A majority of
/s/ Rodney D. Knutson     *       the Board of       March 29, 2000
Rodney D. Knutson                 Directors

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

18.1 Deloitte and Touche letter regarding change in accounting principle

22   Subsidiaries of the registrant.

23.1        Consent of Deloitte & Touche LLP.

25   Powers of attorney.

27   Financial data schedule.
                                                                Exhibit 11


                        CROWN RESOURCES CORPORATION

             Statement Re:  Computation of Per Share Earnings

                 (in thousands, except per share amounts)



                            December 31,  December 31,   December 31,
                               1999          1998            1997
Outstanding at
beginning of year             14,521        13,313         13,211

Issued during the year            19         1,208            102

Outstanding at end of year    14,540        14,521         13,313



Weighted average number
of shares outstanding
during the year               14,534        14,345         13,268


Net loss for year           $(11,117)      $(1,928)       $(4,979)

Basic and diluted loss
per common share             $ (0.76)      $ (0.13)       $ (0.38)






                                                           Exhibit 18.1


March 28, 2000

Crown Resources Corporation
1675 Broadway, Suite 2400
Denver, CO 80202

Dear Sirs:

We have audited the consolidated financial statements of Crown Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, included in your Annual Report on Form 10-K to the Securities and Exchange
Commission and have issued our report thereon dated March 28, 2000.
Note 2 to such financial statements contains a description of your adoption during the year ended December 31, 199 of accounting for exploration costs on mineral properties without proven and probable resources.
In our judgment, such change is to an alternative accounting principle that is preferable under the circumstances.

Yours truly,

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

                                                       Exhibit 22



                   CROWN RESOURCES CORPORATION

                     Schedule of Subsidiaries

                        December 31, 1999


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

   Gold Capital Corporation (100%, incorporated in the state of Washington)

        Gold Texas Resources Ltd. (100%-owned subsidiary of Gold
         Capital Corporation, incorporated in British Columbia,
         Canada)

   Judith Gold Corporation (100%, incorporated in Montana)

   Group Crown Exploration (100%, incorporated in Mexico City,
    Mexico)


















                                                     Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration
Statement Nos. 33-31754 and 33-57306 of Crown Resources Corporation on Form S-8 of our report dated March 28, 2000, appearing in this Annual Report on Form 10-K of Crown Resources Corporation for the year ended December 31, 1999.






DELOITTE & TOUCHE LLP

Denver, Colorado
March 28, 2000




















































                                                       Exhibit 25

                        POWER OF ATTORNEY


    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, of Crown Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



NAME                                                  DATE




Mark E. Jones, III




Christopher E. Herald




J. Michael Kenyon




Rodney D. Knutson




Linder G. Mundy




Steven A. Webster




David R. Williamson