Form 10-Q
period 2000-03-31
CROWN RESOURCES CORP
filed 2000-05-15
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000

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

     Shares outstanding as of May 8, 2000: 14,553,302 shares   of
common stock, $0.01 par value.


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

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 13






















                              PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                CROWN RESOURCES CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
(in thousands, except per share amounts)

                                           March 31,            December 31,
                                             2000              1999


                                              Assets
Current assets:
  Cash and cash equivalents               $ 4,127            $5,174
  Short-term investments                       87                87
  Prepaid expenses and other                   71               114
    Total current assets                    4,285             5,375

Mineral properties, net                    16,759            16,772

Other assets:
  Debt issuance costs, net                    145               170
  Marketable equity securities                304               103
  Other                                       309               289
    Total other assets                        758               562
                                          $21,802           $22,709

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $   210           $   205
  Other                                        81               289
    Total current liabilities                 291               494

Long term liabilities:
  Convertible debentures                   15,000            15,000

Minority interest in consolidated
   subsidiary                               1,118             1,235

Stockholders' equity:
  Preferred stock, $0.01 par value             -                 -
  Common stock, $0.01 par value               146               145
  Additional paid-in capital               34,827            34,803
  Accumulated deficit                     (29,650)          (28,837)
  Unrealized gain (loss) on marketable
    equity securities                          70              (131)
    Total stockholders' equity              5,393             5,980
                                          $21,802           $22,709

See Notes to Consolidated Financial Statements.


                                     CROWN RESOURCES CORPORATION

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                   Three months ended
(in thousands, except per                                March 31,
 share amounts)                                    2000             1999

(restated)
Revenues:
  Mineral property option proceeds               $  100         $  100
  Royalty income                                     32             20
  Interest income                                    58             91
                                                    190            211

Costs and expenses:
  Exploration expense                               418            267
  Depreciation, depletion and amortization           16             19
  General and administrative                        392            425
  Interest expense                                  243            243
  Abandonment and impairment of mining
   claims and leases                                 59             -
  Other, net                                         (8)             8
                                                  1,120            962
Loss before minority interest                      (930)          (751)
Minority interest in loss of subsidiary             117             20
Net loss                                         $ (813)        $ (731)

Basic and diluted net loss per common
  and common equivalent share                    $(0.06)        $(0.05)

Weighted average number of common and
 common equivalent shares outstanding            14,551         14,532

See Notes to Consolidated Financial Statements.



                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                           Three months ended March 31,
(in thousands)                                 2000         1999

 (restated)

Operating activities:
  Net loss                                   $  (813)     $  (731)
  Adjustments:
    Depreciation, depletion & amortization        41           44                Abandonment of mining
claims
      and leases                                  59           -
    Common stock issued for services              25           24
    (Gain) Loss on asset sales                    (6)           5
    Minority interest                           (117)         (20)
    Changes in operating assets and liabilities:
      Prepaid expenses and other                   43          25
      Accounts payable and other
        current liabilities                      (203)       (248)
    Net cash used in operating activities        (971)       (901)

Investing activities:
  Additions to mineral properties                 (46)        (55)
  Proceeds from asset sales                         6          22
  Increase in other assets                        (36)        (61)
    Net cash used in investing activities         (76)        (94)

Net decrease in cash and cash equivalents      (1,047)       (995)

Cash and cash equivalents, beginning of period  5,174       8,136

Cash and cash equivalents, end of period      $ 4,127     $ 7,141

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                $   432    $    432

See Notes to Consolidated Financial Statements.
                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown" or the "Company") for the three months ended March 31, 2000 and 1999 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

    These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K for the year ended December 31,
1999. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

    During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. The change was applied retroactively to January 1, 1999. This brings Crown's accounting method in accordance with the predominant practice in the U.S. mining industry. The $8.5 million cumulative effect of the change has been included in the 1999 prior year loss and is reflected in retained earnings. The balances for the 1999 first quarter interim statements have been restated to reflect the change in accounting principle as follows (unaudited):


                                       Quarter ended March 31,
                                          1999          1999
                                       previously
                                        reported      restated
Consolidated statement of operations:

Revenue                                  $  111         $  211
Costs and expenses                       $  695         $  962
Minority interest                        $    3         $   20
Net loss                                 $ (581)        $ (731)
Basic and diluted net loss per
  common equivalent share                $(0.04)        $(0.05)
Consolidated statement of cash flows:
Net loss                                 $ (581)        $ (731)
Net cash used in operating activities    $ (734)        $ (901)
Net cash used in investing activities    $ (261)        $ ( 94)

2.  COMPREHENSIVE INCOME


    The following represents Comprehensive loss and its components:


                                     Three months ended March 31,
                                          2000       1999

    Net loss                             $(813)     $(731)
    Unrealized gain (loss) on
      marketable equity securities         201        (45)
    Comprehensive loss                   $(612)     $(776)


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

    The following discussion relates to the restated interim amounts for 1999 as a result of the change in accounting principle to expense exploration costs as discussed in Note 1 to the consolidated financial statements of this report.

    Crown had a net loss of $813,000 or $0.06 per share, for the first quarter of 2000 compared with a loss of $731,000, or $0.05 per share, for the first quarter of 1999. The larger loss was primarily related to increased exploration in Mexico during the first quarter of 2000.

    Total revenues for the first quarter of 2000 were $190,000 compared with $211,000 for first quarter 1999. Although Crown received higher royalty revenues compared to the prior year from the Kettle River mine in Washington, this was offset by lower interest income during 2000 due to lower cash balances.

    Crown's South American operations are conducted by Solitario Resources Corporation, its 57.2 percent-owned subsidiary. Solitario recorded $100,000 in mineral option proceeds during the first quarter of 2000, the same amount as received in 1999, from Cominco, Ltd. related to its joint venture of the Bongara zinc project in Peru.

    General and administrative expenses for the first quarter of 2000 were $392,000 compared with $425,000 for the same period last year. The decrease was primarily due to reduced administrative staff and travel and during 2000 compared to the prior year. Interest expense of $243,000 for first quarter 2000 was the same as in the year earlier quarter.

    During the first quarter of 2000, Crown recorded property abandonments of $59,000, relating to the San Juan de Minas property in Mexico. There were no abandonments in the prior year quarter.

Liquidity and Capital Resources

    During the quarter ended March 31, 2000, Crown spent $46,000 for mineral property acquisition costs compared to $55,000 in the first quarter of 1999.

    Working capital at March 31, 2000 decreased to $3,994,000 from
$4,881,000 at December 31, 1999. Cash and cash equivalents at March 31, 2000 were $4,127,000, including $2,099,000 held in
Solitario.

    On April 26, 2000 Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha property for $6 million and a sliding scale net smelter return ("NSR") royalty that varies with the price of gold. In order to effect the transaction, Solitario transferred all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados
("MLT"), to a new operating subsidiary, Minera Solitario Peru. Newmont received all of the outstanding shares of MLT for cash consideration of $5.6 million. The balance of the $6 million payment, $400,000, is being held in a reserve by Newmont pending release of certain contingent liabilities. As part of the agreement, Newmont will be required to deliver the NSR royalty to
Solitario within 120 days.

    Crown expects to spend approximately $1,405,000 in 2000 on its exploration programs, including $900,000 to be spent by Solitario.
Existing funds and projected sources of funds are believed to be sufficient to finance planned activities for the current year. Crown will need to raise additional capital or restructure its existing obligations to meet its required debt repayments, including the payment of its $15,000,000 convertible debentures, due August 2001. The long-term funding and operating results of Crown continue to be largely dependent on the permitting and successful commencement of commercial production at the Crown Jewel project (the "Project").

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




    In January 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Battle Mountain Gold Company("Battle Mountain" or "BMG"), Crown's joint venture partner that is earning a 54% interest in the project, filed an appeal in Superior Court for the State of Washington for Okanogan County, challenging the PCHB ruling. A hearing date has not yet been set in the appeal. Nonetheless, the PCHB ruling creates further delay and uncertainty regarding a timetable for the construction of the project. See Legal Proceedings elsewhere in this report.

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

    As part of the analysis of the Crown Jewel reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour and Associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative will also require mitigation of environmental impacts. The Gochnour report concludes the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.




    There are no assurances that required permits will be issued in a timely fashion, that Crown or Battle Mountain will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project.


Market Risk

    As of March 31, 2000, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 1999.

Safe Harbor

    The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on form 10K for the year ended December 31, 1999.

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

United States Ninth Circuit Court of Appeals

    In late May 1997, members of the Plaintiffs filed an action in
United States District Court for the District of Oregon against the
USFS appealing the Forest Service's issuance of the FEIS, its decision to uphold the ROD and the denial of administrative appeals. On December 31, 1999 the Court affirmed the decisions of the USFS on the adequacy of the FEIS by granting all motions for summary judgement on behalf of the USFS and Battle Mountain, while denying all motions of the Plaintiffs. Members of the Plaintiffs appealed of the decision to the Ninth Circuit Court of Appeals in April 1999. Briefs have been filed in the appeal, however, no hearing date has been set in the appeal.

Thurston County Superior Court

    In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Superior Court of the State of
Washington for Thurston County. The actions challenge the WDOE's approval of permits issued to Battle Mountain for water resource mitigation and solid waste permit rulings. In April 1998, members of the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. In November 1998, the remaining two actions were consolidated. The case is currently pending and no trial date has been set.

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

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 14 of this Report are included as a part of this Form 10-Q.

(b) Reports on Form 8-K:

    On January 25, 2000 a report on form 8-K regarding a ruling by the Pollution Control Hearings Board vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project and the reversal of certain water rights issued for the Crown Jewel Project.

Exhibit Number     Description
  27          Financial Data Schedule

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







May 15 2000                 By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                 Principal Financial and
                                 Accounting Officer)

























                        INDEX TO EXHIBITS


Exhibit
Number   Description                                  Page No.
  27          Financial Data Schedule   . .                   15