Form 10-Q
period 2000-06-30
CROWN RESOURCES CORP
filed 2000-08-10
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000

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

     Shares outstanding as of July 20, 2000: 14,553,302 shares of common stock, $0.01 par value.

                    TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1     Consolidated Financial Statements3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations7


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings12

  Item 2  Changes in Securities13

  Item 3  Defaults Upon Senior Securities 13

  Item 4  Submission of Matters to a Vote
            of Security Holders14

  Item 5  Other Information14

  Item 6  Exhibits and Reports on Form 8-K14


SIGNATURES15






















PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except            June 30,      December 31,
 per share amounts)               2000            1999


Assets
Current assets:
  Cash and cash equivalents      $ 9,082          $ 5,174
  Restricted cash                    104               -
  Short-term investments              82               87
  Prepaid expenses and other          43              114
    Total current assets           9,311            5,375

Mineral properties, net           15,646           16,772

Other assets:
  Restricted cash                    300               -
  Debt issuance costs, net           119              170
  Marketable equity securities       183              103
  Other                              118              289
                                     720              562
                                 $25,677          $22,709

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable               $   154          $   205
  Other                              295              289
    Total current liabilities        449              494

Long term liabilities:
  Convertible debentures          15,000           15,000

Minority interest in consolidated
   subsidiary                      3,462            1,235

Stockholders' equity:
  Preferred stock, $0.01 par value    -                -
  Common stock, $0.01 par value      146              145
  Additional paid-in capital      34,827           34,803
  Accumulated deficit            (28,157)         (28,837)
  Accumulated other
     comprehensive loss              (50)            (131)
                                   6,766            5,980
                                 $25,677          $22,709

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per            Three months ended June 30,   Six months ended June 30,
 share amounts)                          2000          1999            2000          1999
                                                   (restated)                    (restated)
Revenues:
  Mineral Property Option Proceeds     $    -         $    -         $   100       $   100
  Royalty income                            21             29             53            49
  Interest income                          125             98            183           189
  Gain (loss) on sale of
    mineral properties                   5,809             -           5,809            -
                                         5,955            127          6,145           338

Costs and expenses:
  Exploration expense                      270            279            688           546
  Depreciation, depletion, and
   amortization                             11             19             27            38
  General and administrative               379            377            771           802
  Interest expense                         242            242            485           485
  Abandonment and impairment of
   mining claims and leases              1,210             16          1,269            16
  Other, net                                 6             (2)            (2)            6
                                         2,118            931          3,238         1,893


Income (Loss) before
  minority interest                      3,837           (804)         2,907        (1,555)

Minority interest in (income) loss
 of subsidiary                          (2,344)           125         (2,227)          145

Net income (loss)                      $ 1,493        $  (679)       $   680       $(1,410)

Income (loss) per common share
 and common equivalent share:
   Basic and fully diluted             $  0.10        $ (0.05)        $ 0.05       $ (0.10)

Weighted average number of
 common and common equivalent
 shares outstanding                     14,553         14,533         14,552        14,533









 See Notes to Consolidated Financial Statements.



                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Six months ended June 30,
(in thousands)                                           2000          1999
                                                                    (restated)

Operating activities:
  Net income (loss)                                    $   680       $(1,410)
  Adjustments:
    Depreciation, depletion, & amortization                 78            89
    Abandonment of mining claims
      and leases                                         1,269            16
    Common stock issued for services                        25            24
    Minority interest in gain (loss) of subsidiary       2,227          (145)
    Loss (gain) on sale of assets and mineral
      properties                                        (5,809)
4
    Changes in operating assets and liabilities:
      Prepaid expenses and other                            67           (11)
      Accounts payable and other
        current liabilities                                (45)          (30)
    Net cash used in operating activities               (1,508)       (1,463)

Investing activities:
  Additions to mineral properties                         (143)         (101)
  Proceeds from asset and mineral property sales         5,605            22
  Increase in other assets                                 (46)          (61)
    Net cash provided by (used in)
      investing activities                               5,416          (140)

Net increase (decrease) in cash and cash equivalents     3,908        (1,603)

Cash and cash equivalents, beginning of period           5,174         8,136

Cash and cash equivalents, end of period               $ 9,082       $ 6,533

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432       $
432
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              -             68
      Securities received in payment for
        account receivable                                  -             21
      Restricted cash held escrow related to
        property sale                                      400            -







See Notes to Consolidated Financial Statements.


CROWN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Crown Resources Corporation ("Crown") for the six months ended June 30, 2000 and 1999 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

     During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. The change was applied retroactively to January 1, 1999. This brings Crown's accounting method in accordance with the predominant practice in the U.S. mining industry. The $8.5 million cumulative effect of the change has been included in the 1999 prior year loss and is reflected in retained earnings. The balances for the 1999 second quarter interim statements have been restated to reflect the change in accounting principle as follows (unaudited):

(in thousands)                          Three months            Six months
                                       ended June 30,         ended June 30,
                                      1999       1999        1999       1999
                                    previously             previously
                                     reported  restated     reported  restated

Consolidated statement of operations:
Revenue                               $   129   $   127      $   232  $   338
Costs and expenses                    $ 1,112   $   931      $ 1,719  $ 1,893
Net Loss                              $  (737)  $  (679)     $(1,318)
$(1,410)
Basic and diluted net loss per
 common equivalent share              $ (0.03)  $ (0.05)     $ (0.09)  $(0.10)
Consolidated statement of cash flows:
Net loss                                 n/a       n/a       $(1,318)
$(1,410)
Net cash used in operating activities    n/a       n/a       $(1,017) $(1,463)
Net cash used in investing activities    n/a       n/a       $  (586) $  (140)




2.COMPREHENSIVE INCOME

The following represents comprehensive loss and its components:


(in thousands)                  Three months     Six months
                               ended June 30,   ended June 30,
                                2000    1999     2000     1999

Net gain (loss)               $1,493  $ (679)  $  680  $(1,410)
Unrealized income (loss) on
  marketable equity
  securities                    (120)    (72)      81     (117)
Comprehensive income (loss)   $1,373   $(751)  $  761  $(1,527)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of operations
     The following discussion compares June 30, 2000 amounts to the interim amounts for June 30, 1999 which have been restated as a result of the change in accounting principle to expense exploration costs as discussed in note 1 to the consolidated financial statements of this report.

Second quarter 2000 compared with the second quarter of 1999:
     Crown had net income of $1,493,000 or $0.10 per share, for the second quarter of 2000 compared with a net loss of $679,000, or $0.05 per share, for the second quarter of 1999. During the second quarter, Solitario, Crown's 57.2 percent-owned subsidiary, recorded a gain on sale of approximately $5,809,000 on the sale of its Yanacocha property. See liquidity and capital resources. The gain on sale was mitigated by the minority interest in Solitario's net income of $2,344,000 and a non-cash write down of $1,210,000 during the second quarter of 2000 on a portion of Crown's Cord Ranch property.

     Total revenues for the second quarter of 2000 were $5,955,000 compared with $127,000 for the second quarter of 1999. In addition to the gain on sale, Lower royalty revenues from the Kettle River mine in Washington, were offset by higher interest income during first half of 2000 compared to the same period in the prior year.

     Exploration expense in the second quarter 2000 of $270,000 was comparable to the prior year quarter of $279,000. General and administrative expenses of $379,000 was comparable to the prior year quarter of $377,000. Depreciation, depletion and amortization expense was reduced to $11,000 for the second quarter of 2000 from $19,000 in the prior year as certain assets became fully depreciated. Interest expense of $242,000 for second quarter 2000 was the same as in the year earlier quarter.

During the second quarter of 2000, Crown recorded an exploration property write down of $1,210,000 on a portion of its Cord Ranch property compared to a write down of $16,000 in the prior year quarter. The 2000 write down was the result of continued low metals prices affecting the ability of Crown to independently hold certain leases on the Cord Ranch property to economically explore the property and develop a deposit on those leases.

     During the second quarter of 2000, the minority interest portion of the net income from Solitario Resources Corporation was $2,344,000, compared to a credit for the minority interest portion of Solitario' loss in the prior year quarter of $125,000. The change was primarily attributable to the gain on the sale of the Yanacocha property.

Six months ended June 30, 2000 compared with six months ended June 30, 1999:
     Crown had net income of $680,000 or $0.05 per share, for the six months ended June 30, 2000 compared with a net loss of $1,410,000, or $0.10 per share, for the first six months of 1999. The net income was primarily related to the gain on sale of Solitario's Yanacocha property, which was mitigated by the minority interest portion of Solitario's net income and the write down of a portion of the Cord Ranch property in Nevada during the second quarter of 2000.

     Total revenues for the first six months of 2000 were $6,145,000 compared with $338,000 for the same period in 1999. The increase was primarily the result of the gain on sale of the Yanacocha property. Slightly higher royalty revenue was offset by decreased interest income during the current six month period compared to the prior year.

     Exploration expense during the first half of 2000 was $688,000 compared to $546,000 for the same period in 1999. A significant exploration program including drilling of the San Juan de Minas property in Mexico during the first quarter of 2000, combined with an initial exploration program for platinum group metals exploration targets in Brazil in the second quarter more than offset a reduction in exploration spending in the United States and Peru during 2000, compared with the first six months of 1999. General and administrative expenses for the first six months of 2000 were $ 771,000 compared with $802,000 for the same period last year. The results were comparable as certain exploration work was transferred from the United States to Brazil and Mexico during 2000.

Liquidity and Capital Resources

     During the six months ended June 30, 2000, Crown spent $143,000 for mineral property additions compared to $101,000 in the first half of 1999.
The additions for both periods primarily relate to the Crown Jewel project, in which Battle Mountain Gold Company is earning a 46 percent interest by providing funding for development of a 3,000 ton-per-day mining facility. Solitario received $118,000 in payments on the Bongara zinc project in Peru, of which $100,000 was mineral option proceeds during the first half of 2000 and 1999.

     Working capital at June 30, 2000 increased to $8,862,000 from $4,881,000 at December 31, 1999 as a result of the sale of the Yanacocha property. Cash and cash equivalents at June 30, 2000 were $9,082,000, including $7,391,000 held in Solitario.

     On April 26, 2000 Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha property for $6,000,000 and a sliding scale net smelter return royalty that varies with the price of gold. In order to effect the transaction, Solitario transferred all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados ("Los Tapados"), to a new operating subsidiary, Minera Solitario Peru.
Newmont received all of the outstanding shares of Los Tapados for cash consideration of $5,600,000. The balance of the $6,000,000 payment, $400,000, is being held in a reserve by Newmont and, pending release of certain contingent liabilities, will be paid in four annual payments of $100,000 plus interest. As part of the agreement, Newmont will be required to deliver the net smelter return royalty to Solitario within 120 days.

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

     On May 31, 2000 the Nasdaq Stock Market notified Crown that the common stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required for continued listing on the Nasdaq National Market in accordance with the rules of the Nasdaq National Market. Crown has been provided with a 90-day period to regain compliance with the bid price deficiency rule. If Crown is unable to meet the minimum bid price of $1.00 for a minimum of 10 consecutive trading days before August 29, 2000, the common stock will be delisted from the Nasdaq National Market at the opening of business on August 31, 2000. Crown is exploring ways to increase shareholder value to increase its minimum bid share price. Crown may appeal the determination of the failure to meet the minimum bid price to Nasdaq prior
to August 29, 2000.   If Crown does not meet the minimum bid requirement of
the Nasdaq National Market, the common shares will be automatically traded on the Over The Counter Bulletin Board (OTCBB). Crown's current listing on the Toronto Stock Exchange will not be affected by this notice.

     Although Crown is actively exploring alternatives available to address these issues, the long-term funding and operating results of Crown are largely dependent on the restructuring or repayment of the debentures, the ability of Crown to maintain its listing on the Nasdaq National Market and the permitting and successful commencement of commercial production at the Crown Jewel project (the "Project"). There can be no assurance that Crown will be successful in meeting these challenges in either the short or long term future.

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

     As a result of the PCHB ruling, on February 4, 2000, Battle Mountain announced it was writing off its entire investment in the Crown Jewel Project as of December 31, 1999, and reclassifying the proven and probable reserves to mineralized materials. Because Crown is the holder of 100% of the Crown Jewel project, subject to Battle Mountain's potential earn-in, and the basis and economics of Crown's interest is materially different than Battle Mountain's interest, Crown engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Crown Jewel project reserves in February and March 2000. Per the MRA report, Crown is reporting proven and probable reserves of 2,556,000 tons at a grade of 0.354 for a total of 905,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces.

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

Subsequent event

     Solitario announced on August 4, 2000 that it had entered into an Arrangement Agreement with Altoro Gold Corp. of Vancouver, B.C. Canada whereby Solitario and Altoro will proceed with a Plan of Arrangement under the British Columbia Securities Act. Under the Plan, shareholders of Altoro would exchange their shares for Solitario shares at an exchange ratio of one share of Solitario for every three shares of Altoro. Altoro plans to convene a meeting of its shareholders to consider the Plan of Arrangement. If the requisite level Altoro shareholders approval is attained, and the Supreme Court of British Columbia issues a final order approving the Plan, Solitario would issue approximately 6.2 million shares and would then have approximately 23 million shares outstanding. Crown's ownership percentage would be reduced to approximately 42 percent from the current 57.2 percent. Completion of the transaction is anticipated during the fourth quarter of 2000, subject to the vote of Altoro shareholders, Court and regulatory approval.

Safe Harbor

The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Securities and Exchange Commission filings.

Item 2. Quantitative and qualitative disclosures about market risk

Market Risk
As of June 30, 2000, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

Okanogan County Superior Court

     In January of 2000, the Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. Battle Mountain filed this action in March 2000, appealing the PCHB decision reversing Battle Mountain's water rights and 401 certification, has been assigned to a judge who normally sits in neighboring Chelan County and who is expected to hold a
scheduling conference in August 2000.   A hearing date has not been set in the
appeal.

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

United States District Court for the District of Oregon

     This action, commenced in November 1999 by members of the Plaintiffs against the Department of the Interior, et al. challenges the reinstatement of the Crown Jewel Record of Decision and the grant of the Plan of Operations for the project. In July 2000, Battle Mountain filed non-merits dispositive motions. Responses and reply briefs on the motions are expected in September 2000. No court date has been scheduled for oral arguments in the case.

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

Department of the Interior

     In May 2000, members of the Plaintiffs filed a protest of the patent application for the grandfathered Crown Jewel lode claims. The protest was filed in the Washington/Oregon State Bureau of Land Management office. The Department of the Interior has invited Battle Mountain and/or Crown to submit a response to the protest, but has not set a date for such response or a time frame for the resolution of the protest.

     The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time.

Item 2. Changes in Securities

     Not  Applicable


Item 3. Defaults Upon Senior Securities

     None



Item 4. Submission of Matters to a Vote of Security Holders

     On June 15, 2000 Crown held its Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

a).Election of Directors. All seven directors were re-elected to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:
                                            Number of Shares
     Name                        For          Against
          Mark E. Jones, III       8,696,770      252,473
          Christopher E. Herald    8,705,758      243,485
          J. Michael Kenyon        8,705,758      243,485
          Rodney D. Knutson        8,703,268      243,975
          Linder G. Mundy          8,705,718      243,525
          Steven A. Webster        8,705,758      243,485
          David R. Williamson      8,705,758      243,485

b).Appointment of Auditors. The appointment of Deloitte and Touche, LLP as Crown's auditors for the fiscal year 2000 was ratified:
                                   Number of Shares
                            For        Against     Abstain
                           8,682,715     208,734      57,794

Item 5. Other Information

     On June 16, 2000 the Board of Directors approved and Crown entered into Change-in-Control Agreements with the following executives; Christopher E. Herald, Mark E. Jones, III, and James R. Maronick. The Agreements provide for severance benefits of two and one-half of the current salary for Mr. Herald and Jones and one and one-half of the current salary for Mr. Maronick in the event there is a change in control of Crown as defined in the agreement. The Board recognized that, as is the case with many public corporations, the possibilities for a change in control exist and that it is in the shareholders' best interest to foster the continued attention and focus of Crown's management without distraction in the face of potentially disturbing
circumstances arising from a change in control.   Other than the compensation
provided for in the event of a change in control, the Agreements do not provide for any continuing employment or other benefits to the executives.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits: The exhibits as indexed on page 13 of this Report are included as a part of this Form 10-Q.

(b)Reports on Form 8-K:

None

Exhibit Number      Description
  27                    Financial Data Schedule


  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







August 10, 2000             By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
                                 Accounting Officer)






















INDEX TO EXHIBITS


Exhibit
Number      Description                                 Page No.

10-21Stock Purchase Agreement dated February 2, 2000 between Newmont Peru Limited and Solitario Resources Corporation.

10-22First Amendment to Stock Purchase Agreement, dated April 26, 2000, between Newmont Peru Limited and Solitario Resources Corporation.

10-23Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and Christopher E. Herald.

10-24Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and Mark E. Jones, III.

10-25Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and James R. Maronick.


  27          Financial Data Schedule                          17


      Exhibit 10.21


STOCK PURCHASE AGREEMENT
dated February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation


1.     Certain Definitions.     1
2.     Purchase and Sale     4
2.1     Covenant of Purchase and Sale     4
2.2     Consideration     5
3.     Buyer's Representations and Warranties     5
3.1     Organization of Buyer     5
3.2     Authority     5
3.3     No Conflict; Required Consents     5
3.4     Disclosure     5
4.     Seller's Representations and Warranties     6
4.1     Organization and Qualification of Seller     6
4.2     Authority     6
4.3     No Conflict; Required Consents     6
4.4     Organization and Qualification of the Companies     6
4.5     Capitalization of the Companies     7
4.6     Assets; Title, Condition, and Sufficiency     7
4.7     Properties     7
4.8     Material Contracts     8
4.9     Employment Matters     9
4.10     Litigation     9
4.11     Tax Returns; Other Reports     9
4.12     Compliance with Legal Requirements     10
4.13     Financial Statements; Liabilities     10
4.14     Environmental Matters     10
4.15     Bonds     11
4.16     Recordkeeping     11
4.17     Disclosure     11
5.     Covenants     11
5.1     Certain Affirmative Covenants of Seller     11
5.2     Certain Negative Covenants of Seller     12
5.3      Required Consents     13
5.4     Confidentiality     13
5.5     Responsibility for Taxes     14
5.6     Properties     14
5.7     Disposition of Certain Assets and Liabilities     14
5.8     Cooperation with Change of Entity     15
5.9     Resignation of Officers and Directors     15
5.10     Change in Transaction Structure     15
5.11     Certain Deliveries     15
5.12     Claims Litigation     15
6.     Conditions Precedent     15
6.1     Conditions to Buyer's Obligations     16
6.2     Conditions to Seller's Obligations     16
7.     Closing     17
7.1     Closing; Time and Place     17
7.2     Seller's Obligations     17
7.3     Buyer's Obligations     18
8.     Termination and Remedies     18
8.1     Termination Events     18
8.2     Effect of Termination     20
9.     Indemnification     20
9.1     Indemnification by Seller     20
9.2     Indemnification by Buyer     20
9.3     Procedure for Indemnified Third Party Claim     21
9.4     Determination of Indemnification Amounts and Related Matters     21
9.5     Survival     21
9.6     Other Indemnification     21
10.     Miscellaneous Provisions     22
10.1     Expenses     22
10.2     Brokerage     22
10.3     Waivers     22
10.4     Notices     22
10.5     Entire Agreement; Amendments     23
10.6     Binding Effect; Benefits     23
10.7     Headings, Schedules, and Exhibits     24
10.8     Counterparts     24
10.9     Governing Law     24
10.10     Severability     24
10.11     Third Parties; Joint Ventures     24
10.12     Construction     24
10.13     Attorneys' Fees     24
10.14     Specific Performance     25


STOCK PURCHASE AGREEMENT
This Stock Purchase Agreement (this "Agreement") is made and entered into as of February 2, 2000, by and between Newmont Peru Limited, a Delaware corporation ("Buyer"), and Solitario Resources Corporation, a Colorado corporation ("Seller").
Recitals
A. Minera Alborada S.A.C., a Peruvian sociedad anomina cerrada (the "Company"), holds mineral interests in Yanacocha, Cajamarca District, Peru, and is engaged in exploration for gold and other valuable minerals therein.
B.     Minera Los Tapados S.A., a Peruvian sociedad anomina (the "Parent"), owns all of the issued and outstanding capital stock of the Company, except for thirty shares (the "Company Nominee Shares") held by Walter Henry Gage
Hunt (the "Company Nominee").
C. Seller owns all of the issued and outstanding capital stock of the Parent, except for two shares (the "Parent Nominee Shares"), one of which is held by Francis Urranaga Romero and the other of which is held by Christopher
E. Herald (collectively, the "Parent Nominees").
D. Buyer desires to purchase and Seller desires to sell, or cause to be sold, all of the issued and outstanding capital stock of the Parent, on the terms and conditions of this Agreement.
Agreements
In consideration of the mutual covenants and promises in this Agreement, Buyer and Seller agree as follows:
1.     Certain Definitions.
As used in this Agreement, the following terms, whether in singular or plural forms, shall have the following meanings:
"Access Contracts" means Contracts between either of the Companies and the owners of the surface rights to the properties affected by, or providing access for, exploration activities with respect to the Properties.
"Affiliate" means with respect to any Person, any other Person controlling, controlled by or under common control with such Person, with "control" for such purposes meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through direct or indirect ownership of at least twenty-five percent of the voting securities, voting interests or other equity interest of such Person, by contract or otherwise.
"Business Day" means any day other than Saturday, Sunday or a day on which banking institutions in Denver, Colorado or New York, New York are required or authorized to be closed.
"Closing" has the meaning given in Section 7.1.
"Closing Date" means the date on which Closing occurs.
"Company" has the meaning given in the Recitals.
"Company Nominee" has the meaning given in the Recitals.
"Company Nominee Shares" has the meaning given in the Recitals.
"Company Shares" means 449,970 shares of the Company's common stock, one Nuevo Sol per share par value.
"Companies" means the Company and the Parent.
"Contract" means any written contract, mortgage, deed of trust, bond, indenture, lease, license, note, franchise, certificate, option, warrant, right, or other instrument, document, obligation, or agreement, and any oral obligation, right, or agreement.
"Employee Liabilities" has the meaning given in Section 5.7.
"Encumbrance" means any security agreement, financing statement or public deed filed with any Governmental Authority, conditional sale or other title retention agreement, any lease, consignment or bailment given for purposes of security, any lien, mortgage, indenture, pledge, option, encumbrance, adverse interest, constructive trust or other trust, claim, attachment, exception to or defect in title or other ownership interest (including but not limited to reservations, rights of entry, possibilities of reverter, encroachments, easement, rights-of-way, restrictive covenants leases, and licenses) of any kind, which otherwise constitutes an interest in or claim against property, whether arising pursuant to any Legal Requirement, Contract, or otherwise. "Environmental Laws" means all Legal Requirements which are promulgated, issued or enacted by any Governmental Authority having appropriate jurisdiction that relate to (i) the prevention of pollution or environmental damage; (ii) the containment, release, removal, clean up or remediation of pollution or environmental damage, (iii) the protection of the environment generally, (iv) human health and safety, or (v) the use, containment, release, removal or clean up of any sort of chemical or hazardous substance, and include but are not limited to the Environmental Regulation for Mining Exploration Activities approved by Peruvian Supreme Decree No. 038-98-EM. "Excluded Assets" has the meaning given in Section 5.7.
"Excluded Liabilities" has the meaning given in Section 5.7.
"Existing Royalty" means the percent net smelter returns royalty dated January 22, 1999, reserved by the Parent and encumbering the Properties.
"Governmental Authority" means the United States of America, Peru and any other sovereign state, and any state, commonwealth, territory, or possession of any of the foregoing and any political subdivision or quasi-governmental authority of any of the same, including but not limited to courts, tribunals, departments, commissions, boards, bureaus, agencies, counties, municipalities, provinces, parishes, and other instrumentalities.
"Governmental Permits" means all franchises, approvals, authorizations, permits, licenses, easements, registrations, qualifications, leases, variances and similar rights obtained from any Governmental Authority.
"Judgment" means any judgment, writ, order, injunction, award, or decree of any court, judge, justice, or magistrate, including any bankruptcy court or judge, and any order of or by any Governmental Authority.
"Knowledge" of any Person of or with respect to any matter means that such Person (if a natural person) or any of the officers, directors, and senior managers of such Person (if not a natural Person) has actual awareness or knowledge of such matter.
"Legal Requirements" means applicable common law and any statute, ordinance, code or other law, rule, regulation, order, technical or other standard, requirement, or procedure enacted, adopted, promulgated, applied, or followed by any Governmental Authority, including Judgments.
"Litigation" means any claim, action, suit, proceeding, arbitration, investigation, hearing, or other activity or procedure that could result in a Judgment.
"Losses" means any claims, losses, liabilities, damages, Encumbrance, penalties, costs, and expenses, including but not limited to interest which may be imposed in connection therewith, expenses of investigation, reasonable fees and disbursements of counsel and other experts, and the cost to any
Person making a claim or seeking indemnification under this Agreement with respect to funds expended by such Person by reason of the occurrence of any event with respect to which indemnification is sought.
"Material Contracts" has the meaning given in Section 4.8.
"Outside Closing Date" has the meaning given in Section 8.1.
"Parent" has the meaning given in the Recitals.
"Parent Nominees" has the meaning given in the Recitals.
"Parent Nominee Shares" has the meaning given in the Recitals.
"Parent Shares" means 9,998 shares of the Parent's common stock, one Nuevo Sol per share par value, and such additional shares of such common stock as are issued to Seller in accordance with Section 5.2(d).
"Permitted Encumbrances" means the following Encumbrances: (i) liens for taxes, assessments and governmental charges not yet due and payable; (ii)
zoning laws and ordinances and similar Legal Requirements; (iii) rights reserved to any Governmental Authority to regulate the affected property; (iv) the Existing Royalty; and (v) Encumbrances for Taxes for which Buyer is responsible under Section 5.5; (vi) Encumbrances for unpaid Derechos
deVigencia with respect to the Properties only for year 1999; and (vii) in the case of the Properties, senior claims of Persons other than the Company that are reflected in the Peruvian Registro Publico de Minera as being senior and that are overlapped by the Company's claims for the Properties as originally filed.
"Person" means any natural person, Governmental Authority, corporation, general or limited partnership, joint venture, limited liability company, trust, association, or unincorporated entity of any kind.
"PGAAP" means Peruvian generally accepted accounting principles.
"Properties" means the mining claims described on Schedule 4.7.
"Royalty" has the meaning given in Section 2.2
"Royalty Properties" means the Properties excluding (i) any portion of the Properties with respect to which Buyer, any Affiliate of Buyer, or any other Person has a superior claim as of the date of this Agreement, and (ii) Anna Gabrielle 48 and 49 claims, unless and until there is entered a Judgment, which either is unappealable or is not timely appealed, that such claims are valid.
"Taxes" means all taxes, assessments, charges, duties, fees, levies or other governmental charges (including interest, penalties or additions associated therewith), including income, franchise, capital stock, real property, personal property, tangible, intangible, stamp, withholding, unemployment compensation, disability, transfer, sales, use, excise, soft drink, gross receipts, social contribution and payroll taxes, and all other taxes of any kind for which any Person may have any liability imposed by any Governmental Authority.
"Tax Return" shall mean any report, return, declaration or other information required to be supplied to a Governmental Authority in connection with Taxes. "Transaction Documents" means all instruments and documents executed and delivered by Buyer or Seller or any officer, director, or Affiliate of either of them in connection with this Agreement or the transactions contemplated hereby.
2.     Purchase and Sale.
2.1     Covenant of Purchase and Sale.  Subject to the terms and conditions set forth in this Agreement, at Closing Seller shall convey, assign, and transfer, and cause to be conveyed, assigned and transferred to Buyer, and
Buyer shall acquire from Seller, the Parent Nominee and the Company Nominee, for the consideration described below, free and clear of all Encumbrances, the Parent Shares, the Parent Nominee Share and the Company Nominee Share.
2.2 Consideration. As consideration for the Parent Shares, the Parent Nominee Share and the Company Nominee Share, Buyer shall:
(a) At Closing, pay to Seller the sum of US$6 million (the "Cash Purchase Price"), by company check or wire transfer of immediately available funds at Closing to an account designated by Seller; and
(b) within ninety days after the Closing Date, (i) cause the Companies to amend the terms of the Existing Royalty to conform to the terms and conditions described on Exhibit 2.2 (as so amended, the "Royalty"), and (ii) cause the Parent to assign its rights under the Royalty to Seller or any Affiliate of Seller designated in writing by Seller; provided, however, that if at Closing Seller causes the Parent to transfer to Buyer the Company Shares in accordance with Section 7.2 (a), then within ninety days after the Closing Date Buyer shall cause the Company, and Seller shall cause the Parent, to amend the terms of the Existing Royalty to the Royalty.
3.     Buyer's Representations and Warranties.  Buyer represents and warrants to Seller, as of the date of this Agreement and as of Closing, as follows:
3.1 Organization of Buyer. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, and has all requisite power and authority to own and lease the properties and assets it currently owns and leases and to conduct its activities as such activities currently are conducted. Buyer is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions in which the ownership or leasing of the properties and assets owned or leased by it or the nature of its activities make such qualification necessary.
3.2 Authority. Buyer has all requisite power and authority to execute, deliver, and perform this Agreement and consummate the transactions contemplated hereby.  The execution, delivery, and performance of this
Agreement and the consummation of the transactions contemplated hereby by
Buyer have been duly and validly authorized by all necessary action on the part of Buyer.  This Agreement has been duly and validly executed and delivered by Buyer, and is the valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms.
3.3 No Conflict; Required Consents. The execution, delivery, and performance by Buyer of this Agreement do not and will not: (i) conflict with or violate any provision of the charter or bylaws of Buyer; (ii) violate any provision of any Legal Requirements; or (iii) require any consent, approval, or authorization of, or filing of any certificate, notice, application, report, or other document with, any Governmental Authority or other Person.
3.4     Disclosure.  No representation or warranty by Buyer in this Agreement or in any Schedule or Exhibit of this Agreement, or any statement, list or certificate furnished or to be furnished by Buyer pursuant to this Agreement, taken or viewed in the aggregate, contains or will contain any untrue statement of material fact, or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading in light of the circumstances in which made.
4.     Seller's Representations and Warranties.  Seller represents and warrants to Buyer, as of the date of this Agreement and as of Closing, as follows:
4.1     Organization and Qualification of Seller.  Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of Colorado, and has all requisite power and authority to own and lease the properties and assets it currently owns and leases and to conduct its activities as such activities are currently conducted. Seller is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions in which the ownership or leasing of the properties and assets owned or leased by it or the nature of its activities make such qualification necessary.
4.2 Authority. Seller has all requisite power and authority to execute, deliver, and perform this Agreement and consummate the transactions contemplated by this Agreement. The execution, delivery, and performance of this Agreement and the consummation of the transactions contemplated by this Agreement on the part of Seller have been duly and validly authorized by all necessary action on the part of Seller. This Agreement has been duly and validly executed and delivered by Seller, and is the valid and binding obligation of Seller, enforceable against Seller in accordance with its terms.
4.3 No Conflict; Required Consents. The execution, delivery, and performance by Seller of this Agreement do not and will not: (i) conflict with or violate any provision of the charter or bylaws of Seller or of either of the Companies; (ii) violate any provision of any Legal Requirements; (iii) conflict with, violate, result in a breach of, constitute a default under (without regard to requirements of notice, lapse of time, or elections of other Persons, or any combination thereof), accelerate, or permit the acceleration of the performance required by, any Contract or Encumbrance to which Seller or either of the Companies is a party or by which Seller or either of the Companies or the assets or properties owned or leased by any of them are bound or affected; (iv) result in the creation or imposition of any Encumbrance against or upon any of the assets or properties of either of the Companies, other than Permitted Encumbrances; or (v) except only for the approval of the Toronto Stock Exchange, require any consent, approval or authorization of, or filing of any certificate, notice, application, report, or other document with, any Governmental Authority or other Person.
4.4 Organization and Qualification of the Companies. The Company is a sociedad anomina cerrada, duly organized and validly existing under the laws of the Republic of Peru. The Parent is a sociedad anomina duly organized and validly existing under the laws of the Republic of Peru. Each of the
Companies has all requisite power and authority to own and lease the properties and assets it currently owns and leases and to conduct its activities as such activities currently are conducted.  Each of the Companies is duly qualified in all jurisdictions in which the ownership or leasing of the Properties and assets owned or leased by it or the nature of its activities make such qualification necessary.
4.5     Capitalization of the Companies.
     (a)  The authorized capital stock of the Company consists solely of
450,000 shares of common stock, one Nuevo Sol per share par value, all of which are issued and outstanding. All of the Company Shares are owned beneficially and of record, free and clear of Encumbrances, by the Parent, and the Company Nominee Shares are held, beneficially and of record, free and clear of Encumbrances, by the Company Nominee. The issued and outstanding shares of the Company's common stock have been duly authorized and are validly issued and outstanding, free of preemptive rights and nonassessable. There are no authorized or outstanding subscriptions, options, convertible securities, warrants, puts, calls or other rights of any kind issued or granted by, or binding upon, the Company or Parent to sell or otherwise issue or to purchase or otherwise acquire any security of or equity interest in the Company. Except as contemplated by this Agreement, there are not any shareholder agreements, voting trusts or other agreements or understandings to which the Company, the Parent, Seller or the Company Nominee is a party or to which any such Person is bound relating in any way to any shares of the Company's capital stock.
     (b) The authorized capital stock of the Parent consists solely of 10,000 shares of common stock one Nuevo Sol per share par value, all of which are issued and outstanding. All of the Parent Shares are owned beneficially and of record, free and clear of Encumbrances, by Seller, and the Parent Nominee Shares are held, beneficially and of record, free and clear of Encumbrances, by the Parent Nominees. The issued and outstanding shares of the Parent's common stock have been duly authorized and are validly issued and outstanding, free of preemptive rights and nonassessable. There are no authorized or outstanding subscriptions, options, convertible securities, warrants, puts, calls or other rights of any kind issued or granted by, or binding upon, the Parent or Seller to sell or otherwise issue or to purchase or otherwise acquire any security of or equity interest in the Parent. Except as contemplated by this Agreement, there are not any shareholder agreements, voting trusts or other agreements or understandings to which the Parent, the Seller or either of the Company Nominees is a party or to which any such
Person is bound relating in any way to any shares of the Parent's capital stock.
     (c) The Company does not have any direct or indirect subsidiaries, or equity interests in any Person, and except for the Company or as described on
Schedule 4.5 the Parent does not have any direct or indirect subsidiaries, or equity interests in any Person.
4.6 Assets; Title, Condition, and Sufficiency. Each of the Companies has exclusive, good and marketable title to its assets and properties (other than Properties, as to which the representations and warranties in Section 4.7 apply), free and clear of all Encumbrances of any kind or nature, except (i) Permitted Encumbrances, (ii) restrictions stated in the Governmental Permits, and (iii) Encumbrances disclosed on Schedule 4.6 which will be removed and released at or prior to Closing. All the tangible assets of the Companies are in good operating condition and repair, ordinary wear and tear excepted, and are suitable and adequate for continued use in the manner in which currently used.
4.7     Properties
      (a)  Except only for the Properties, the Company does not have or hold any interest in any real property or minerals. The Company holds good and marketable title to the Properties free and clear of all Encumbrances except the Encumbrances disclosed on Schedule 4.6, which will be removed prior to Closing, and Permitted Encumbrances. Except for the Permitted Encumbrances, none of the Properties is subject to any royalty or similar obligation, nor does any Person other than the Company have any other right, title or interest therein. The Parent is the sole owner of the Existing Royalty free and clear of all Encumbrances other than Permitted Encumbrances, and has not conveyed or granted any Person any rights or interests therein.
     (b) Except as described on Schedule 4.7, each of the Properties was duly and validly issued in accordance with applicable Legal Requirements. The Company has complied with the terms and conditions of each of the mining claims included in the Properties and has made all necessary payments
(including but not limited to Derechos de Vigencia), required to maintain such mining claims in full force and effect, except only that the Company failed to pay Derechos de Vigencia for 1999. Except as described on Schedule 4.7, (i) none of such mining claims has been, or is deemed to have been, abandoned,
(ii) Seller has no Knowledge of the existence of any facts or circumstances which could result in any such mining claim being revoked, adversely modified, suspended or terminated, and (iii) there is no Litigation pending or to Seller's
 Knowledge threatened, by any Governmental Authority with respect to any such mining claims.
4.8     Material Contracts.
(a) Except for the Contracts described on Schedule 4.8, neither of the Companies nor any of the Properties is bound or affected by any of the following that (except as otherwise provided below) currently are in effect ("Material Contracts"): (i) leases of real or personal property (whether as lessor or lessee); (ii) Contracts for royalties or similar obligations; (iii) Contracts relating to bonds or other surety arrangements; (iv) Contracts granting any Person an Encumbrance (including any Permitted Encumbrance) on or against any of its assets or Properties; (v) Contracts with consultants or independent contractors; (vi) Contracts pertaining to the use of any intellectual property or proprietary information of any other Person; (vii) Contracts other than those described in any other clause of this paragraph which are material to it; (viii) Access Contracts; or (ix) joint venture, partnership, joint operating, earn in or similar Contracts with any Person (regardless of whether or when expired or terminated).
(b)     Except as described in Schedule 4.8:  (i) to Seller's Knowledge each of the Material Contracts is valid, in full force and effect, and enforceable in accordance with its terms against the parties thereto other than the Parent or the Company, as the case may be, and (ii) there has not occurred any default (without regard to requirements of lapse of time or the giving of notice), by Parent or the Company, as the case may be, nor, to the Knowledge of Seller has there occurred any default (without regard to requirements of lapse of time or the giving of notice) by any Person other than the Parent or the Company under any of the Material Contracts.
4.9     Employment Matters.  The Company does not have any employees, and has no liabilities or obligations of any kind (contingent or otherwise) to any individuals previously employed by it.
4.10     Litigation.  Except as stated on Schedule 4.10, there is no
Litigation pending or, to Seller's Knowledge, threatened, or any Judgment outstanding, involving or affecting either of the Companies, the Properties or the Applications.
4.11     Tax Returns; Other Reports.
     (a) (i) All Tax Returns with respect to the Companies which are due have been duly filed; (ii) all Taxes, deposits or other payments for which either of the Companies may have any liability have been paid in full or are accrued as liabilities for Taxes on the books and records of either of the Companies in accordance with PGAAP; (iii) there are not any extensions of time in effect with respect to the dates in which any Tax Returns were or are due to be filed; (iv) all deficiencies asserted as a result of any examination of any return or report of Taxes have been paid in full, accrued on the books of the Companies in accordance with PGAAP, or finally settled, and no issue has been raised in any such examination which, by application of the same or similar principles, reasonably could be expected to result in a proposed deficiency for any other period not so examined; (v) with respect to the Tax Returns no claims have been asserted, no proposals or deficiencies for any Taxes are being asserted or, to Seller's Knowledge, proposed or threatened, and no audit or investigation is currently underway or pending or, to Seller's Knowledge, threatened; (vi) the Tax bases for all depreciable assets held by the
Companies have been determined in accordance with law and are true, complete and accurate in all material respects; (vii) no Tax Returns relating to taxable periods ending on or after December 31, 1994 have been examined or audited by any Governmental Authority; (viii) there are no outstanding waivers or agreements by Seller or either of the Companies for the extension of time for the assessment of any Taxes or deficiency thereof, nor are there any requests for rulings, outstanding subpoenas or requests for information, notice of proposed reassessment of any property owned or leased by either of the Companies or any other similar matters pending between either of the Companies and any taxing authority; and (ix) there are no liens for Taxes not yet due, nor are there any such liens which are pending or, to Seller's Knowledge, threatened.
     (b) Neither of the Companies owns any "United States real property interests" as defined in Section 897(c)(1)(A) of the United States Internal Revenue Code of 1986, as amended.
4.12     Compliance with Legal Requirements.
     (a)     The ownership, leasing and use by the Companies of their assets and properties and the Companies' activities do not violate and have not violated any Legal Requirement, including but not limited to the United State Foreign Corrupt Practices Act and any Governmental Permits currently or at any time held by the Companies. Neither Seller nor either of the Companies has received any notice claiming a violation by either of the Companies of any
Legal Requirement or any Governmental Permits, and to Seller's Knowledge there is no basis for any claim that such a violation exists.
     (b) Schedule 4.12 describes all Governmental Permits held by the Companies (the "Company Permits"). The Company Permits constitute all Governmental Permits required under applicable Legal Requirements for the activities of the Companies as currently conducted. The Company Permits are currently in full force and effect, are not in default, and are valid under all applicable Legal Requirements according to their terms. There is no legal action, governmental proceeding or investigation, pending or threatened, to terminate suspend or modify any Company Permit, and the Companies have at all times been and are in compliance with the terms and conditions of all the Company Permits and with other applicable requirements of all Governmental Authorities relating to the Company Permits, including all requirements for notification, filing, reporting, posting and maintenance of logs and records.
4.13     Financial Statements; Liabilities.
     (a)     Attached as Schedule 4.13 is the balance sheet of the Parent as at December 31, 1999.  Such balance sheet was prepared in accordance with
PGAAP and fairly and accurately state the assets and liabilities of the Parent as of the date thereof. Except as reflected on such balance sheet, as of the date of this Agreement the Parent has incurred no other liabilities, contingent or otherwise, to any Person, except liabilities incurred in the ordinary course of business since the date of such balance sheet.
     (b) The Company has no liabilities, contingent or otherwise, to any Person, other than liabilities for unpaid Derechos de Vigencia with respect to the Properties only for year 1999.
4.14     Environmental Matters.  The activities of the Companies with respect to the Properties, and of any Person with which either of the Companies has had any joint venture, partnership or other relationship with respect to the Properties, have consisted only of limited exploration activities (the "Exploration Activities"). Neither the Companies nor, to Seller's Knowledge, any such other Person has abandoned any facilities or equipment, including but not limited to underground storage tanks. The Companies have complied with and performed without default all obligations under each of the Access Contracts, including but not limited to the payment of all amounts payable thereunder, and there are no pending or, to Seller's Knowledge, threatened disputes under or with respect to any Access Contracts or Exploration Activities, nor to Seller's Knowledge does any basis therefor exist. To Seller's Knowledge, the Exploration Activities have not caused or resulted in any condition or occurrence that could give rise to (i) any Losses incurred by any other Person, (ii) any remediation, reclamation, reporting or other obligations under Environmental Laws or Governmental Permits, or (iii) any sanctions imposed by any Governmental Authority.
4.15 Bonds. Neither of the Companies has or maintains or is required to have or maintain any performance, reclamation or other bonds or surety instruments.
4.16     Recordkeeping.  Each of the Companies maintains and has maintained its books and records and accounts in accordance with the Legal Requirements of the Republic of Peru and other applicable Legal Requirements.
4.17     Disclosure.  No representation or warranty by Seller in this
Agreement or in any Schedule or Exhibit of this Agreement, or any statement, list or certificate furnished or to be furnished by Seller pursuant to this Agreement, taken or viewed in the aggregate, contains or will contain any untrue statement of material fact, or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading in light of the circumstances in which made.
5.     Covenants.
5.1     Certain Affirmative Covenants of Seller.  Except as Buyer may
otherwise consent in writing, or as contemplated by this Agreement, between the date of this Agreement and Closing Seller shall cause each of the
Companies to:
(a)     With respect to the Properties, operate only in the usual, regular, and ordinary course and in accordance with past practices;
(b) maintain in full force and effect its existing policies of insurance with respect to its assets, properties and activities.
(c)     (i) duly comply with all applicable Legal Requirements; (ii) perform all of its obligations under all of the Material Contracts and Governmental Permits without default; (iii) take all actions (including but not limited to the payment of Derechos de Vigencia with respect to the Properties) necessary to maintain in effect the mining claims included in the Properties; (iv) diligently and vigorously contest any Litigation seeking to establish the abandonment of any such mining claims, or otherwise seeking to revoke, adversely modify, suspend or terminate any such mining claims; and (v)
maintain its books, records, and accounts in the usual, regular, and ordinary manner on a basis consistent with past practices, and in accordance with all Legal Requirements;
(d) (i) give to Buyer, and its counsel, accountants, and other representatives, full access during normal business hours to the premises of the Companies and the Properties; (ii) permit Buyer to contact Persons with which Seller or either of the Companies has entered into any joint venture, partnership, joint exploration, earn-in or similar arrangement with respect to the Properties, and facilitate such contacts, and (iii) furnish to Buyer and such representatives all such additional documents (certified by an officer of Seller, if requested), financial information, and other information with respect to the Companies and the Properties as Buyer may from time to time reasonably request; provided that no investigation by Buyer or its representatives shall affect or limit the scope of any of the representations and warranties of Seller in the Agreement or in any Transaction Document or limit the liability of Seller for any breach of such representations and warranties;
(e) promptly notify Buyer of any circumstance, event, or action by the Companies or otherwise (i) which, if known at the date of this Agreement, would have been required to be disclosed in or pursuant to this Agreement, or
(ii) the existence, occurrence, or taking of which would result in any of the representations and warranties of Seller in this Agreement or in any
Transaction Document not being true and correct when made or at Closing, and, with respect to clause (ii), use its best efforts to remedy the same.
5.2 Certain Negative Covenants of Seller. Except as Buyer may otherwise consent in writing, or as contemplated by this Agreement, between the date of this Agreement and Closing Seller shall cause the Companies not to:
(a)     modify, terminate, renew, suspend, or abrogate any Material Contract or Governmental Permit relating to the Properties;
(b)     dispose of any assets, except (i) tangible assets that do not relate to the Properties and are not used by the Companies in their operations with respect thereto, and (ii) in the case of Parent, dispositions of the Excluded Assets and Excluded Liabilities;
(c)     relinquish, surrender or dispose of any interest in the Properties;
(d) issue any shares of capital stock or other securities, except that the Parent may issue additional shares of its common stock to Seller prior to Closing;
(e)     not amend the charter or bylaws of either of the Companies, except that the charter of the Parent may be amended to increase the number of authorized shares of its common stock in connection with the issuance of additional shares to Seller prior to Closing;
(f)     incur any indebtedness or other obligation except in the ordinary course of business; or
(g)     enter into any transaction or permit the taking of any action that would result in any of the representations and warranties of Seller in this Agreement or in any Transaction Document not being true and correct when made or at Closing.
5.3     Required Consents.  Seller shall exercise its reasonable best efforts to obtain, as soon as possible and at its expense, the approval of the Toronto Stock Exchange with respect to the transactions contemplated by this
Agreement.  Buyer shall cooperate reasonably with Seller to obtain such approval.
5.4     Confidentiality.
(a) Any non-public information that Buyer may obtain from Seller in connection with this Agreement with respect to the Companies shall be deemed confidential and, unless and until Closing shall occur, Buyer shall not disclose any such information to any third party (other than its directors, officers and employees, and representatives of its advisers and lenders whose knowledge thereof is necessary in order to facilitate the consummation of the transactions contemplated hereby); provided, however, that (i) Buyer may use and disclose any such information once it has been publicly disclosed (other than by Buyer in breach of its obligations under this Section) or which rightfully has come into the possession of Buyer (other than from Seller),
(ii) to the extent that Buyer may become compelled by Legal Requirements to disclose any of such information in any Litigation, Buyer may disclose such information if it shall have used all reasonable efforts, and shall have afforded Seller the opportunity, to obtain an appropriate protective order, or other satisfactory assurance of confidential treatment, for the information compelled to be disclosed, and (iii) subject to paragraph 5.4(c), Buyer may make disclosures required by stock exchanges or automated quotation systems on which its Affiliates' shares are listed. In the event of termination of this Agreement, Buyer shall use all reasonable efforts to cause to be delivered to Seller, and retain no copies of, any documents, work papers and other materials obtained by Buyer or on its behalf from Seller, whether so obtained before or after the execution hereof.
(b) Any non-public information that Seller shall obtain from Buyer in connection with this Agreement with respect to Buyer or any of its Affiliates shall be deemed confidential, and Seller shall not disclose such information to any third party (other than its directors, officers and employees, and representatives of its advisers and lenders whose knowledge thereof is necessary in order to facilitate the consummation of the transactions contemplated hereby); provided, however, that (i) Seller may use and disclose any such information once it has been publicly disclosed (other than by Seller in breach of its obligations under this Section) or which rightfully has come into the possession of Seller (other than from Buyer), and (ii) to the extent that Seller may become compelled by Legal Requirements to disclose any of such information in any Litigation, Seller may disclose such information if it shall have used all reasonable efforts, and shall have afforded Buyer the opportunity, to obtain an appropriate protective order, or other satisfactory assurance of confidential treatment, for the information compelled to be disclosed and (iii) subject to paragraph 5.4(c), Seller may make disclosures required by stock exchanges or automated quotation systems on which its or its Affiliates' shares are listed. In the event of termination of this Agreement, Seller shall use all reasonable efforts to cause to be delivered to Buyer, and retain no copies of, any documents, work papers, and other materials obtained by Seller or on its behalf from Buyer, whether so obtained before or after the execution hereof.
(c)     Except as required by applicable Legal Requirements or the requirements of any stock exchange or automated quotation system on which their or their Affiliates' shares are listed, neither Seller nor Buyer shall, and Seller shall cause the Companies not to, make any press release or public announcement or statement without the prior written consent and approval of the other. Seller and Buyer shall consult with and cooperate with the other with respect to the content and timing of all press releases and other public announcements or statements, and any oral or written statements to Seller's employees concerning this Agreement and the transactions contemplated hereby.
5.5 Responsibility for Taxes. Seller shall be responsible for all Taxes payable by the Companies or Seller's other affiliates to Peruvian taxing authorities with respect to the disposition of the Excluded Assets and
Excluded Liabilities to the extent that such Taxes are not fully offset by tax losses and credits of the Parent and, only if the Company Shares are transferred to Buyer pursuant to the proviso in Section 7.2(a), all Taxes payable by the Parent or Seller's other affiliates to Peruvian taxing authorities with respect to the transactions contemplated by this Agreement. Buyer shall be responsible for all other Taxes payable by the Companies to Peruvian taxing authorities with respect to the transactions contemplated by this Agreement.
5.6 Properties. If during the five year period following Closing the Company determines that it will surrender or relinquish (other than by any inadvertent act or omission) to the granting Governmental Authority any of the Properties (each a "Relinquishment Property"), Buyer shall so notify Seller in writing (a "Relinquishment Notice"). Buyer shall include with each Relinquishment Notice all reports of drilling activities and other material exploration information obtained by Buyer with respect to the Relinquishment Property following Closing. If within thirty days after the effective date of a Relinquishment Notice (the "Election Period") Seller notifies Buyer in writing that it wishes to obtain the Relinquishment Property, Buyer shall cause the Company to convey all of its right, title and interest in the Relinquishment Property to Seller (or a Person designated by Seller), without warranty, liability or obligation of any kind. If Seller does not notify
Buyer in writing during the Election Period that it wishes to obtain a Relinquishment Property, the Company shall be free to relinquish or surrender the Relinquishment Property. Buyer shall cause any Person to which the
Company conveys any of the Properties, or to which Buyer directly or indirectly conveys the Company, within five years after Closing to assume the obligations of Buyer in this Section 5.6 in writing.
5.7     Disposition of Certain Assets and Liabilities.  Prior to Closing,
Seller shall (i) cause the Parent to transfer or otherwise convey to one or more Affiliates of Seller other than the Company (the "Transferees") all of the assets of and properties described on Schedule 5.7 (the "Excluded
Assets"), (ii) cause the Transferee to assume all liabilities and obligations whatsoever of the Parent, known or unknown, contingent or otherwise (the "Excluded Liabilities"), (iii) cause the Parent no longer to have any employees, and (iv) cause the Parent not to have any obligations of any kind to any individuals at any time employed by it, including but not limited to obligations for salary or wages, severance pay, vacation or sick pay, and all benefits of any kind (the "Employee Liabilities").
5.8 Cooperation with Change of Entity. If at any time prior to Closing Buyer informs Seller in writing that it intends to change the form of entity of either or both of the Companies following Closing, Seller promptly shall, at the expense of Buyer, take such actions in connection with such contemplated change (including but not limited to publication of notice) as Buyer requests, provided that such actions do not adversely affect Seller or the Companies.
5.9 Resignation of Officers and Directors. Prior to Closing, Seller shall take such actions as are necessary to effect the resignation of the officers and directors of the Companies effective as of Closing, and the appointment, effective as of Closing, of replacement officers and directors designated by Buyer.
5.10 Change in Transaction Structure. If, prior to Closing, Seller and Buyer mutually determine that it is mutually beneficial to modify the structure of the transactions contemplated by this Agreement, they will endeavor in good faith to agree upon an amendment to this Agreement that effects such modification and is acceptable to Buyer and Seller, each in its discretion.
     5.11 Certain Deliveries. Within ten days after the date of this Agreement, Seller shall make available to Buyer's designated representative in Lima, Peru, true and complete copies of the following: (i) all Material Contracts, including all amendments thereto (or in the case of oral Material Contracts, written summaries thereof), and (ii) all income Tax Returns
(together with any agents' reports and any accountants' work papers) of the Companies for the five most recent years for which such Tax Returns are due to have been filed (including English language copies thereof, if any exist),
(iii) all Company Permits; and (iv) copies of the charter, bylaws, minute books and share registers of the Companies.
     5.12     Claims Litigation.
          (a) Following Closing, if for any reason Buyer elects not to continue to prosecute the Litigation with respect to the validity of Anna Gabrielle Claims 48 and 49 described on Schedule 4.10 (the "Claims
Litigation") prior to the entry of a final, nonappealable Judgment with respect to the validity of such claims, Buyer shall so notify Seller in writing. If Seller so elects by written notice to Buyer given within ten Business Days after the effective date of such notice, Seller shall be entitled, at its sole expense, to prosecute the Claims Litigation for the benefit of the Company, with counsel reasonably acceptable to Buyer. Buyer shall cooperate reasonably with Seller in its conduct of the Claims
Litigation, including providing to Seller, upon request, relevant information in Buyer's or the Companies' possession, and Seller shall reimburse Buyer and the Companies for their actual expenses incurred in doing so.
          (b) If at Closing Seller conveys the Company Shares to Buyer pursuant to the proviso in Section 7.2(a), Seller and Buyer promptly shall take such action as may be necessary to substitute the Company for the Parent as the party in the Claims Litigation.
6.     Conditions Precedent.
6.1 Conditions to Buyer's Obligations. The obligations of Buyer to consummate the transactions contemplated by this Agreement shall be subject to the following conditions, which may be waived by Buyer:
(a) Accuracy of Representations and Warranties. The representations and warranties of Seller in this Agreement and in each Transaction Document shall be true and accurate in all material respects at and as of Closing with the same effect as if made at and as of Closing, except for any changes resulting from actions contemplated by this Agreement.
(b)     Performance Of Agreements.  Seller shall have, in all material respects, performed all obligations and agreements and complied with all covenants in this Agreement or in any Transaction Document to be performed and complied with by it at or before Closing.
(c)     Officer's Certificate.  Buyer shall have received a certificate executed by an executive officer of Seller, dated as of Closing, reasonably satisfactory in form and substance to Buyer, certifying that the conditions specified in paragraphs 6.1(a) and (b) have been satisfied.
(d)     Legal Proceedings.  There shall be no Legal Requirement, and no
Judgment shall have been entered and not vacated by any Governmental Authority of competent jurisdiction in any Litigation or arising therefrom, which (i) enjoins, restrains, makes illegal, or prohibits consummation of the transactions contemplated by this Agreement or by any Transaction Document, or
(ii) requires separation or divestiture by Buyer of all or any significant portion of the Assets after Closing, and there shall be no Litigation pending or threatened seeking, or which if successful would have the effect of, any of the foregoing.
(e)     Seller's Counsel Opinion. Buyer shall have received opinions dated as of the Closing Date, in form and substance reasonably acceptable to Buyer and its counsel, with respect to the matters described on Exhibit 6.1(e), of
Solomon Pearl Blum Heymann & Stich LLP, counsel to Seller, with respect to matters of U.S. law, and of Peruvian counsel reasonably acceptable to Buyer, with respect to matters of Peruvian law.
(f) Required Consents. Buyer shall have received evidence, in form and substance reasonably satisfactory to it, that the Toronto Stock Exchange has granted conditional approval of the transactions contemplated by this
Agreement.
(g) No Material Adverse Change. There shall not have been any material adverse change in Properties or the other assets or properties of the
Companies, except for the disposition of the Excluded Assets.
(h) Disposition of Excluded Assets and Liabilities. Seller shall have caused the Parent to dispose of the Excluded Assets and Excluded Liabilities in accordance with Section 5.7, and shall have provided Buyer with evidence thereof reasonably satisfactory to Buyer.
6.2 Conditions to Seller's Obligations. The obligations of Seller to consummate the transactions contemplated by this Agreement shall be subject to the following conditions, which may be waived by Seller:
(a) Accuracy of Representations and Warranties. The representations and warranties of Buyer in this Agreement and in each Transaction Document to which Buyer is a party shall be true and accurate in all material respects at and as of Closing with the same effect as if made at and as of Closing.
(b)     Performance of Agreements.  Buyer shall have, in all material respects, performed all obligations and agreements and complied with all covenants in this Agreement or in any Transaction Document to which it is a party to be performed and complied with by it at or before Closing.
(c) Officer's Certificate. Seller shall have received a certificate executed by an executive officer of Buyer, dated as of Closing, reasonably satisfactory in form and substance to Seller, certifying that the conditions specified in paragraphs 6.2(a) and (b) have been satisfied.
(d) Required Consents. Seller shall have received evidence, in form and substance reasonably satisfactory to it, that the Toronto Stock Exchange has granted conditional approval of the transactions contemplated by this
Agreement.
(e)     Legal Proceedings.  There shall be no Legal Requirement, and no
Judgment shall have been entered and not vacated by any Governmental Authority of competent jurisdiction in any Litigation or arising therefrom, which enjoins, restrains, makes illegal, or prohibits consummation of the transactions contemplated hereby or by any Transaction Document, and there shall be no Litigation pending or threatened seeking, or which if successful would have the effect of, any of the foregoing.
(f) Disposition of Excluded Assets and Liabilities. Seller shall have caused the Parent to dispose of the Excluded Assets and Excluded Liabilities in accordance with Section 5.7; provided, however, that if not previously satisfied this condition shall expire, and shall be deemed to have been waived by Seller, on August 25, 2000.
7.     Closing.
7.1 Closing; Time and Place. The closing of the transactions contemplated by this Agreement ("Closing") shall take place on the date that is seven Business Days following the date on which Buyer's termination right in Section 8.1(d) expires or is earlier waived in writing by Buyer, at the offices of
Buyer in Denver, Colorado; provided, however, that either party may, at its option, postpone Closing on one or more occasions to a later date (but in no event later than the Outside Closing Date), in order to allow for the satisfaction of the conditions to the obligations of such party stated in Sections 6.1 or 6.2, as applicable.
7.2 Seller's Obligations. At Closing, Seller shall deliver or cause to be delivered to Buyer the following:
(a)     Share Certificates.  The certificates for the Parent Shares, the
Parent Nominee Shares and the Company Nominee Shares, free and clear of all Encumbrances, with all necessary transfer stamps, if any, attached; provided, however, that if the condition in Section 6.1(h) has not been satisfied as of the date of Closing, Seller instead shall cause to be delivered to Buyer, free and clear of all Encumbrances, with all necessary transfer stamps, if any, attached, certificates for the Company Shares and the Company Nominee Shares, and shall not transfer the Parent Shares or the Parent Nominee Shares to
Buyer.
(b) Notices of Share Transfer. Notices in the form of Exhibit 7.2(b) from the holders of the shares transferred to Buyer pursuant to Section 7.2(a), advising the Parent and/or the Company, as may be the case, of the transfer of such shares.
(c)     Officer's Certificate.  The certificate described in paragraph 6.1(c).
(d) Corporate Books and Records. The corporate minute books of the Companies (or, if only the Company Shares and Company Nominee Shares are transferred in accordance with Section 7.2(a), the Company), including minutes of all meetings of the shareholders and directors and the share registers (the delivery thereof to be made to Buyer's designated representative in Lima,
Peru).
(e) Evidence of Corporate Actions. Certified corporate resolutions, or other evidence reasonably satisfactory to Buyer, that (i) Seller has taken all action necessary to authorize the execution of this Agreement and the consummation of the transactions contemplated by this Agreement, and (ii) if the Company Shares are transferred to Buyer pursuant to Section 7.2(a), the Parent has taken all actions necessary to authorize such transfer.
(f) Other. Such other documents and instruments, in form and substance reasonably satisfactory to Buyer, as shall be necessary to effect the intent of this Agreement and consummate the transactions contemplated hereby.
7.3 Buyer's Obligations. At Closing, except as otherwise provided below, Buyer shall deliver or cause to be delivered to Seller:
(a)     Cash Purchase Price.  The Cash Purchase Price.
(b)     Officer's Certificate.  The certificate described in paragraph 6.2(c).
(c) Evidence of Corporate Actions. Certified resolutions of the board of directors of Buyer, or other evidence reasonably satisfactory to Seller that Buyer has taken all action necessary to authorize the execution of this Agreement and the consummation of the transactions contemplated by this Agreement.
(d) Other. Such other documents and instruments, in form and substance reasonably satisfactory to Seller, as shall be necessary to effect the intent of this Agreement and consummate the transactions contemplated hereby.
8.     Termination and Remedies.
8.1     Termination Events.  This Agreement may be terminated prior to
Closing, and the transactions contemplated hereby may be abandoned:
(a)     at any time, by the mutual agreement of the Buyer and Seller;
(b) by either Buyer or Seller, at any time, if the other is in material breach or default of its respective covenants, agreements, or other obligations in this Agreement, or if any of its representations in this Agreement are not true and accurate in all material respects when made or when otherwise required by this Agreement or any Transaction Document to be true and accurate;
(c) by either Buyer or Seller upon written notice to the other, if Closing shall not have occurred by August 31, 2000 (the "Outside Closing Date"), for
any reason other than a material breach or default by such party of its respective covenants, agreements, or other obligations hereunder; provided, however, that if Closing shall not have occurred by such Outside Closing Date because of the material inaccuracy of any of the representations and warranties of the terminating party, (i) its termination of this Agreement shall not be effective if the other party waives in writing its conditions under Section 6.1(a) or 6.2(a), as may be the case, with respect to such inaccuracy, within five Business Days after the effective date of the written notice of termination given by the terminating party, and (ii) the Outside Closing Date shall be extended to the date that is five Business Days after the effective date of such waiver, if it is timely given;
(d)     By Buyer, by written notice given to Seller within ninety days after the date of this Agreement (the "Due Diligence Period"), if Buyer determines in its reasonable discretion, as a result of its investigation of the
Companies that their liabilities, title to the Properties, or the environmental condition of the Properties vary materially and adversely from Buyer's reasonable expectations with respect thereto as of the date of this Agreement (a "Material Adverse Matter"). Without limiting the generality of the foregoing, any liability that could, under a reasonable scenario, exceed US$100,000 shall be deemed to be a Material Adverse Matter. If Buyer is entitled to terminate this Agreement pursuant to this Section 8.1(d) but notifies Seller in writing (a "Restructuring Notice") during the Due Diligence Period that its wishes to restructure the transactions contemplated by this Agreement so as to address the Material Adverse Matter while preserving for Buyer and Seller the benefits of the transactions contemplated by this Agreement, Buyer and Seller shall in good faith endeavor to agree on modifications to this Agreement to do so ("Restructuring Modifications"). All Restructuring Modifications must be acceptable to Buyer and Seller, each in its reasonable discretion, but in no event shall Seller require any modification to the terms of the Royalty, any increase in the Cash Purchase Price, or any other increase in the consideration (including assumption of liabilities) payable by Buyer under this Agreement. If Buyer gives a Restructuring Notice,
(i) it shall not be deemed to have waived any of its rights under this Agreement, including but not limited to its right to terminate this Agreement under this Section 8.1(d), at any time, and (ii) the Due Diligence Period shall be extended by the number of days elapsing between the effective date of the Restructuring Notice and either the effective date of any written amendment to this Agreement between Buyer and Seller effecting the
Restructuring Modifications or the effective date of written notice by Buyer to Seller that Buyer wishes to terminate discussions with respect to Restructuring Modifications, but shall in no event be extended for more than thirty days.
8.2 Effect of Termination. If this Agreement shall be terminated pursuant to Section 8.1, all obligations of the parties hereunder shall terminate, except for the obligations in Section 5.4 and Article 10. Termination of this Agreement pursuant to Section 8.1 shall not limit or impair any remedies that either Seller or Buyer may have with respect to a breach or default by the other of its covenants, agreements or obligations under this Agreement or any Transaction Document.
9.     Indemnification.
9.1 Indemnification by Seller. From and after Closing, Seller shall indemnify and hold harmless Buyer, its affiliates, officers and directors, employees, agents, and representatives, and any Person claiming by or through any of them, as the case may be, from and against any and all Losses arising out of or resulting from:
(a) any representations and warranties made by Seller in this Agreement or in any Transaction Document not being true and accurate when made or at
Closing, except for any changes resulting from actions contemplated by this Agreement;
(b) any failure by Seller to perform any of its covenants, agreements, or obligations in this Agreement or in any Transaction Document;
(c) all liabilities and obligations of the Companies arising out of or attributable to periods prior to Closing, including but not limited to all liabilities for Taxes attributable to periods prior to Closing, but excluding Permitted Encumbrances.
(d)     all Taxes for which Seller is responsible under Section 5.5;
(e)     all Excluded Liabilities;
(f) any failure of Seller to cause the Parent to dispose of the Excluded Assets and Excluded Liabilities prior to Closing as contemplated by Section
5.7, including but not limited to any amounts payable by the Parent or the Company to any Person in respect thereof; and
(g)     all Employee Liabilities.
9.2     Indemnification by Buyer.  From and after Closing, Buyer shall indemnify and hold harmless Seller, its affiliates, officers and directors, agents, and representatives, and any Person claiming by or through any of them, as the case may be, from and against any and all Losses arising out of or resulting from:
(a)     any representations and warranties made by Buyer in this Agreement or in any Transaction Document not being true and accurate when made or at
Closing;
     (b) any failure by Buyer to perform any of its covenants, agreements, or obligations in this Agreement or in any Transaction Document;
     (c)     all liabilities and obligations of the Companies arising out of or attributable to periods after Closing, including but not limited to all liabilities for Taxes attributable to periods following Closing, but excluding any liabilities and obligations with respect to which Seller has indemnification obligations under Section 9.1; and
     (d)     all Taxes for which Buyer is responsible under Section 5.5.
9.3     Procedure for Indemnified Third Party Claim.  Promptly after receipt by a party entitled to indemnification hereunder (the "Indemnitee") of written notice of the assertion or the commencement of any Litigation with respect to any matter referred to in Sections 9.1 or 9.2, the Indemnitee shall give written notice thereof to Seller if the Indemnitee is Buyer, or Buyer, if the Indemnitee is Seller (in either case, the "Indemnitor"), and thereafter shall keep the Indemnitor reasonably informed with respect thereto; provided, however, that failure of the Indemnitee to give the Indemnitor notice as provided herein shall not relieve the Indemnitor of its obligations hereunder except to the extent that the Indemnitor is prejudiced thereby. If any Litigation shall be commenced against any Indemnitee by a third party, the Indemnitor shall be entitled to participate in such Litigation and, at its option, assume the defense thereof with counsel reasonably satisfactory to the Indemnitee, at the Indemnitor's sole expense; provided, however, that the Indemnitor shall not have the right to assume the defense of any Litigation if
(i) the Indemnitee shall have one or more legal or equitable defenses available to it which are different from or in addition to those available to the Indemnitor, and, in the reasonable opinion of the Indemnitee, counsel for the Indemnitor could not adequately represent the interests of the Indemnitee because such interests could be in conflict with those of the Indemnitor, (ii) such Litigation is reasonably likely to have a material adverse effect on any other matter beyond the scope or limits of the indemnification obligation of the Indemnitor, or (iii) the Indemnitor shall not have assumed the defense of the Litigation in a timely fashion (but in any event within thirty days of notice of such Litigation). If the Indemnitor shall assume the defense of any Litigation, the Indemnitee shall be entitled to participate in any Litigation at its expense, and the Indemnitor shall not settle such Litigation unless the settlement shall include as an unconditional term thereof the giving by the claimant or the plaintiff of a full and unconditional release of the
Indemnitee, from all liability with respect to the matters that are subject to such Litigation, or otherwise shall have been approved reasonably by the Indemnitee.
9.4 Determination of Indemnification Amounts and Related Matters. Amounts payable pursuant to Sections 9.1 or 9.2 shall be payable by the Indemnitor as incurred by the Indemnitee, and shall bear interest at the rate of ten percent per annum from the date the Losses for which indemnification is sought were incurred by the Indemnitee until the date of payment of indemnification by the Indemnitor.
9.5 Survival. The representations and warranties of Buyer and Seller in this Agreement and any Transaction Document shall survive Closing.
9.6     Other Indemnification.  The provisions of Sections 9.3 and 9.4 shall be applicable to any claim for indemnification made under any other provision of this Agreement, and all references in Sections 9.3 and 9.4 to Sections 9.1 and 9.2 shall be deemed to be references to such other provisions of this Agreement.
10.     Miscellaneous Provisions.
10.1 Expenses. Except as otherwise provided in Section 10.13 or elsewhere in this Agreement, each of the parties shall pay its own expenses and the fees and expenses of its counsel, accountants, and other experts in connection with this Agreement.
10.2 Brokerage. Seller shall indemnify and hold Buyer harmless from and against any and all Losses arising from any employment by it of, or services rendered to it by, any finder, broker, agency, or other intermediary, in connection with the transactions contemplated hereby, or any allegation of any such employment or services. Buyer shall indemnify and hold Seller harmless from and against any and all Losses arising from any employment by it of, or services rendered to it by, any finder, broker, agency, or other intermediary, in connection with the transactions contemplated hereby, or any allegation of any such employment or services.
10.3 Waivers. No action taken pursuant to this Agreement, including any investigation by or on behalf of any party hereto, shall be deemed to constitute a waiver by the party taking the action of compliance with any representation, warranty, covenant or agreement herein or in any Transaction Document. The waiver by any party hereto of any condition or of a breach of another provision of this Agreement or any Transaction Document shall not operate or be construed as a waiver of any other condition or subsequent breach. The waiver by any party of any of the conditions precedent to its obligations under this Agreement shall not preclude it from seeking redress for breach of this Agreement other than with respect to the condition so waived.  Buyer and Seller acknowledge that, except as otherwise provided in this Agreement, (i) neither party makes any representations or warranties to the other with respect to the Properties or its knowledge with respect to the Properties, and (ii) each party is relying on its own investigation and information with respect to the Properties.
10.4 Notices. All notices, requests, demands, applications, services of process, and other communications which are required to be or may be given under this Agreement or any Transaction Document shall be in writing and shall be deemed to have been duly given if sent by confirmed telecopy or facsimile transmission, or delivered by courier or mailed, certified first class mail, postage prepaid, return receipt requested, to the parties hereto at the following addresses:
To Seller:
Solitario Resources Corporation
1675 Broadway, Suite 2400
Denver, CO  80208
Attention:  Mr. Christopher E. Herald
Facsimile:  303.534.1809
Copies:
Solomon Pearl Blum Heymann & Stich LLP
1700 Broadway Suite 1700
Denver, CO 80290
Attention: Clifford R. Pearl
Facsimile:  303.832.6653
To Buyer:
One Norwest Center
1700 Lincoln Street, 28th Floor
Denver, CO 80203
Attention: Land Department
Facsimile:  303.837.5851
Copies:

One Norwest Center
1700 Lincoln Street, 28th Floor
Denver, CO 80203
Attention: Legal Department
Facsimile:  303.837.6007

or to such other address as any party shall have furnished to the other by notice given in accordance with this Section. Such notice shall be effective,
(i) if delivered in person or by courier, upon actual receipt by the intended recipient, or (ii) if sent by telecopy or facsimile transmission, when answer back is received, or (iii) if mailed, upon the earlier of five days after deposit in the mail and the date of delivery as shown by the return receipt therefor.
10.5 Entire Agreement; Amendments. This Agreement embodies the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral or written, with respect thereto. This Agreement may not be modified orally, but only by an agreement in writing signed by the party or parties against whom any waiver, change, amendment, modification, or discharge may be sought to be enforced.
10.6 Binding Effect; Benefits. This Agreement shall inure to the benefit of and will be binding upon the parties hereto and their respective heirs, legal representatives, successors, and permitted assigns. Neither Seller nor Buyer shall assign this Agreement or delegate any of its duties hereunder to any other Person without the prior written consent of the other, except that
(i) prior to Closing or termination of this Agreement pursuant to Section 8.1, Buyer may assign this Agreement and delegate its duties hereunder to any Affiliate of Buyer, and (ii) following Closing or termination of this Agreement pursuant to Section 8.1, either party may assign this Agreement to any Person. No assignment of this Agreement or delegation of duties under this Agreement shall relieve the assigning or delegating party of its obligations under this Agreement (the obligations under the Royalty not constituting obligations under this Agreement). For purposes of this Section a change in control of Seller or Buyer shall not constitute an assignment of this Agreement or delegation of duties under this Agreement.
10.7 Headings, Schedules, and Exhibits. The section and other headings in this Agreement are for reference purposes only and will not affect the meaning or interpretation of this Agreement. Reference to Schedules or Exhibits shall, unless otherwise indicated, refer to the Exhibits and Schedules attached to this Agreement, which shall be incorporated in and constitute a part of this Agreement by such reference. Any item that could be deemed to be properly disclosable on more than one Schedule to this Agreement shall be deemed to be properly disclosed on all such Schedules if it is disclosed in reasonable detailed on any Schedule to the Agreement.
10.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together will be deemed to be one and the same instrument.
10.9 Governing Law. The validity, performance, and enforcement of this Agreement and all Transaction Documents, unless expressly provided to the contrary, shall be governed by the laws of the state of Colorado, without giving effect to the principles of conflicts of law of such state.
10.10 Severability. Any term or provision of this Agreement which is invalid or unenforceable shall be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining rights of the Person intended to be benefited by such provision or any other provisions of this Agreement.
10.11 Third Parties; Joint Ventures. This Agreement constitutes an agreement solely among the parties hereto, and, except as otherwise provided herein, is not intended to and will not confer any rights, remedies, obligations, or liabilities, legal or equitable, including any right of employment, on any Person (including but not limited to any employee or former employee of Seller) other than the parties hereto and their respective successors, or assigns, or otherwise constitute any Person a third party beneficiary under or by reason of this Agreement. Nothing in this Agreement, expressed or implied, is intended to or shall constitute the parties hereto partners or participants in a joint venture.
10.12 Construction. This Agreement has been negotiated by Buyer and Seller and their respective legal counsel, and legal or equitable principles that might require the construction of this Agreement or any provision of this Agreement against the party drafting this Agreement shall not apply in any construction or interpretation of this Agreement.
10.13 Attorneys' Fees. If any Litigation between Seller and Buyer with respect to this Agreement or the transaction contemplated hereby shall be resolved or adjudicated by a Judgment of any court, the party prevailing under such Judgment shall be entitled, as part of such Judgment, to recover from the other party its reasonable attorneys' fees and costs and expenses of litigation.
10.14 Specific Performance. In addition to such other rights and remedies as are available under this Agreement, at law, or in equity, Buyer and Seller shall be entitled to specific performance of this Agreement.

Buyer and Seller have executed this Agreement as of the date first written above.
SELLER
Solitario Resources Corporation



By:
     Name:
     Title:
BUYER
Newmont Peru Limited

By:
     Name:
     Title:

EXHIBIT 2.2
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation


The Royalty shall consist of a royalty on production of gold, silver and copper from the Royalty Properties, equal to the Applicable Percentage (defined below) of Net Smelter Returns (defined below), on the following terms and conditions:

     (i) Net Smelter Returns shall be calculated for each calendar quarter in which Net Smelter Returns are realized, and such Royalty payments as are due to the grantee of the Royalty or its assignee (the "Grantee") shall be made within thirty days following the end of the calendar quarter in which the Net Smelter Returns are realized. Payment may be made by check sent to
Grantee certified mail, return receipt requested, or by wire transfer to an account designated by Grantee. All payments shall be accompanied by a statement summarizing the computation of Net Smelter Returns and any deductions made by the Company.
     (ii)     Royalty payments for each quarter will be provisional and
subject to adjustment at the end of the Company's accounting year. If no written objection is made by Grantee to the correctness of a Royalty payment or its accompanying statement within one year from the date of such payment, such statement shall be conclusively deemed to be correct and such Royalty payment sufficient and complete, and no exception or claim for adjustment shall thereafter be permitted.
     (iii)     "Net Smelter Returns," in the case of gold and silver
("Precious Metals"), shall mean the amount determined by multiplying (A) the gross number of troy ounces of Precious Metals contained in the production by or for the account of Buyer or the Company from the Royalty Properties ("Quarterly Production") delivered to the smelter, refiner, processor, purchaser or other recipient of such production (collectively, "Payor") during the applicable calendar quarter, by (B) for gold, the average of the London Bullion Market, Afternoon Fix, spot prices for the applicable calendar quarter (the "Applicable Spot Price"), and (C) for silver, the average of the New York Commodities Exchange final spot prices, for the applicable calendar quarter, and subtracting from the product of (A) and (B) or (A) and (C) only the Deductions (defined below). "Net Smelter Returns," in the case of copper, shall mean the amount determined by multiplying (X) the gross amount of copper contained in the Quarterly Production delivered to the Payor during the applicable calendar quarter by (Y) the average of the New York Commodities Exchange final daily spot prices for the applicable calendar quarter, and subtracting from the product of (X) and (Y) only the Deductions. The amount determined pursuant to (B), (C) or (Y) shall be determined in each case without regard to any hedging transactions, forward sales or similar transactions that Buyer or any affiliate of Buyer may have entered into. "Deductions" shall mean the following:
          (A) Custom smelting costs, treatment charges and penalties, including but not limited to metal losses, penalties for impurities and charges or deductions for refining, selling, and transportation from smelter to refinery and from refinery to market; provided, however, in the case of leaching operations, all processing and recovery costs incurred by the Company beyond the point at which the metal being treated becomes dore shall be considered as treatment charges (it being agreed and understood, however, that such processing and recovery costs shall not include the cost of mining, crushing, dump preparation, distribution of leach solutions or other mining and preparation costs up to the point at which the metal becomes dore); and
          (B)     Cost of transporting mineral product from the concentrator to a smelter or other place of treatment; and
          (C) Production royalties now or hereafter payable to any Governmental Authority; and
          (D) Production taxes, severance taxes and sales, privilege and other taxes measured by production or the value of production, but excluding any taxes upon the net income of the Company from the Royalty Properties or otherwise.
     (iv)     "Applicable Percentage" means
          (A)     with respect to copper, two percent;
          (B)     with respect to silver, three percent; and
          (C) with respect to gold, (I) two percent if the Applicable Spot Price of gold is less than $320 per ounce, (II) three percent if the
Applicable Spot Price of gold is equal to or greater than $320 but less than $360 per ounce, (III) four percent if the Applicable Spot Price of gold is equal to or greater than $360 but not greater than $400 per ounce, and (IV)
five percent if the Applicable Spot Price of gold is equal to or greater than $400 per ounce.
     (v)     Notwithstanding the grant of the Royalty, the Company shall have no obligation to explore or develop the Royalty Properties, and the Company shall have sole discretion to determine the extent of its work, if any, on the Property and the time or times for beginning, continuing or resuming any such work.
               (vi)     The Company shall be entitled to commingle ore from
the Royalty Properties with ore from other properties, either before or after concentration or beneficiation, so long as the data needed to determine the weight and assay, both of the ore removed from the Properties and of other ores to be commingled, are obtained by the Company. The Company shall be obligated to use such weight and assay data to allocate the royalties from the commingled ore between the Royalty Properties and other properties from which the other commingled ore was removed. All such weight, assay and allocation calculations by the Company shall be done in a manner recognized by the mining industry as practical and sufficient.
               (vii) The Company's records of all mining and milling operati ons on the Royalty Properties, and its records with respect to commingling of production from the Royalty Properties, shall be available for Grantee's (or its authorized agents') inspection and/or audit upon reasonable advance notice and during normal business hours, but no more frequently than once each quarter.  If any such audit or inspection reveals that Royalty payments for any calendar year (after giving effect to year-end adjustments described in the first sentence of section (ii) above) are underpaid by more than five percent, the Company shall reimburse Grantee for its reasonable costs incurred in such audit or inspection. Grantee shall be entitled to enter the mine workings and structures on the Royalty Properties at reasonable times upon reasonable advance notice for inspection thereof, but Grantee shall so enter at its own risk and shall indemnify and hold the Company and their Affiliates harmless against and from any Losses by reason of injury to Grantee or its agents or representatives (including death) or damage to or destruction of any property of Grantee or its agents or representatives while on the Royalty Properties on or in such mine workings and structures, unless such injury, damage, or destruction is a result of the sole negligence of the Company.
               (viii)     The Company will be entitled to assign or transfer
its obligations in respect of the Royalty as it relates to any of Royalty Properties, to any Person without the consent of Grantee, in connection with any transfer of such Royalty Properties to such Person. Any such assignment will relieve and discharge the Company of its obligations in respect of the Royalty obligations so assigned. The Royalty shall burden and run with the Royalty Properties.
               (ix) Changes in the ownership of the rights to receive payments under the Royalty will not be binding upon the Company until it receives written notice of such change from Grantee, together with a certified copy or photographic copy of the documents reflecting such change. No change or division in the ownership of the Royalty Properties or of rights under this Agreement shall operate to enlarge the obligations of the Company or diminish the rights of the Grantee in respect of the Royalty.
               (x) If Buyer establishes a mineral resource or mineral reserve on the Royalty Properties, as the case may be, Buyer shall provide to Grantee the amount of such resource or reserve as soon as practicable after Buyer makes a public declaration with respect to the establishment thereof
               (xi)     If the Company surrenders or relinquishes any
properties that constitute Royalty Properties, but reacquires any such properties within a period of three years after the effective date of relinquishment or abandonment, such reacquired properties shall be included in the Royalty Properties from and after the date of such reacquisition.
 .

EXHIBIT 6.1(e)
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

SELLER'S COUNSEL OPINION MATTERS


1. Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of Colorado.
2. Seller has all requisite power and authority to execute, deliver, and perform this Agreement and consummate the transactions contemplated by the Agreement. The execution, delivery, and performance of the Agreement and the consummation of the transactions contemplated by the Agreement on the part of Seller have been duly and validly authorized by all necessary action on the part of Seller. This Agreement has been duly and validly executed and delivered by Seller, and is the valid and binding obligation of Seller, enforceable against Seller in accordance with its terms.
3. The execution, delivery, and performance by Seller of the Agreement do not and will not: (i) conflict with or violate any provision of the charter or bylaws of Seller or of either of the Companies; (ii) violate any provision of any Legal Requirements; (iii) result in the creation or imposition of any Encumbrance against or upon any of the assets or properties of either of the Companies, other than Permitted Encumbrances, pursuant to any Legal Requirements; or (v) except only for the approval of the Toronto Stock Exchange, require any consent, approval or authorization of, or filing of any certificate, notice, application, report, or other document with, any Governmental Authority.
4. The Company is a sociedad anomina cerrada, duly organized and validly existing under the laws of the Republic of Peru. The Parent is a sociedad anomina duly organized and validly existing under the laws of the Republic of Peru. Each of the Companies has all requisite power and authority to own and lease the properties and assets it currently owns and leases and to conduct its activities as such activities currently are conducted. Each of the Companies is duly qualified in all jurisdictions in which the ownership or leasing of the Properties and assets owned or leased by it or the nature of its activities make such qualification necessary.
5. The authorized capital stock of the Company consists solely of 450,000 shares of common stock, one Nuevo Sol per share par value, all of which are issued and outstanding. All of the Company Shares are owned of record, by the Parent, and the Company Nominee Shares are owned of record by the Company Nominee. The issued and outstanding shares of the Company's common stock have been duly authorized and are validly issued and outstanding, free of preemptive rights and nonassessable.
     6. The authorized capital stock of the Parent consists solely of 10,000 shares of common stock one Nuevo Sol per share par value, all of which are issued and outstanding. All of the Parent Shares are owned of record by Seller, and the Parent Nominee Shares are owned of record by the Parent Nominees. The issued and outstanding shares of the Parent's common stock have been duly authorized and are validly issued and outstanding, free of preemptive rights and nonassessable.


EXHIBIT 7.2(b)
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

[Date]




[Minera Los Tapados S.A.]
[Minera Alborada S.A.C.]
Lima, Peru


Dear Sirs,

We hereby notify you that as of this date we have transferred to [Newmont Peru Limited] each and all of the shares issued by your Company that we own, in the terms and conditions of the Stock Purchase Agreement date January [__], 2000.

Please find attached all the share certificates issued to our name, in order for you to void such certificates, register the share transfer and issue new certificates to the name of [Newmont Peru Limited].

Sincerely yours,






SCHEDULE 4.5
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Parent Subsidiaries

Minera Bongara S.A.
     The Parent owns 39% of the stock of Minera Bongara; Cominco owns the remaining 61% of this subsidiary (1)

Minera Soloco S.A.
     The Parent and its nominees collectively own 100% of the stock of this Subsidiary. (1)

Note:     (1)     Will not be owned post closing by Minera Los Tapados


SCHEDULE 4.6
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Encumbrances (to be removed prior to closing)

1. Intercompany receivable to Seller as listed on the financial statements in
Schedule 4.13.

2. Accounts payable as listed on the financial statements in Schedule 4.13 and any Encumbrance thereto in the normal course of business.




SCHEDULE 4.7
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Properties


No.
Name
Code No.
Reg. Pub.

Anna Gabrielle 1
01-01484-93
ASTO 5-TOMO14-FOLIO 140

Anna Gabrielle 2
01-01485-93
ASTO 5-TOMO13-FOLIO 402

Anna Gabrielle 3
01-01486-93
ASTO 5-TOMO12-FOLIO 126

Anna Gabrielle 4
01-01487-93
ASTO 5-TOMO12-FOLIO 127

Anna Gabrielle 5
01-01488-93
ASTO 5-TOMO12-FOLIO 315

Anna Gabrielle 6
01-01489-93
ASTO 5-TOMO10-FOLIO 182

Anna Gabrielle 7
01-01490-93
ASTO 5-TOMO09-FOLIO 482

Anna Gabrielle 8
01-01491-93
ASTO 5-TOMO10-FOLIO 181

Anna Gabrielle 9
01-01492-93
ASTO 5-TOMO09-FOLIO 483

Anna Gabrielle 10
01-01493-93
ASTO 5-TOMO13-FOLIO 280

Anna Gabrielle 11
01-01494-93
ASTO 5-TOMO14-FOLIO 291

Anna Gabrielle 12
01-01495-93
ASTO 5-TOMO14-FOLIO 293

Anna Gabrielle 13
01-01496-93
ASTO 5-TOMO12-FOLIO 249

Anna Gabrielle 14
01-01497-93
ASTO 5-TOMO13-FOLIO 466

Anna Gabrielle 15
01-01498-93
ASTO 5-TOMO13-FOLIO 467

Anna Gabrielle 16
01-01499-93
ASTO 5-TOMO09-FOLIO 471

Anna Gabrielle 21
01-01509-93
ASTO 5-TOMO11-FOLIO 354

Anna Gabrielle 22
01-01510-93
ASTO 5-TOMO13-FOLIO 250

Anna Gabrielle 24
01-01512-93
ASTO 5-TOMO13-FOLIO 403

Anna Gabrielle 25
01-01513-93
ASTO 5-TOMO14-FOLIO 294

Anna Gabrielle 26
01-01514-93
ASTO 5-TOMO15-FOLIO 228

Anna Gabrielle 27
01-01515-93
ASTO 5-TOMO11-FOLIO 321

Anna Gabrielle 28
01-01516-93
ASTO 5-TOMO15-FOLIO 002

Anna Gabrielle 36
01-01664-93
ASTO 5-TOMO13-FOLIO 404

Anna Gabrielle 37
01-01665-93
ASTO 5-TOMO09-FOLIO 485

Anna Gabrielle 38
01-01666-93
ASTO 5-TOMO13-FOLIO 278

Anna Gabrielle 39
01-01667-93
ASTO 5-TOMO09-FOLIO 486

Anna Gabrielle 40
01-01668-93
ASTO 5-TOMO10-FOLIO 437

Anna Gabrielle 41
01-01669-93
ASTO 5-TOMO10-FOLIO 359

Anna Gabrielle 42
01-01670-93
ASTO 5-TOMO10-FOLIO 358

Anna Gabrielle 43
01-01671-93
ASTO 5-TOMO14-FOLIO 295

Anna Gabrielle 44
01-01672-93
ASTO 5-TOMO15-FOLIO 022

Anna Gabrielle 45
01-01673-93
ASTO 5-TOMO10-FOLIO 179

Anna Gabrielle 46
01-01674-93
ASTO 5-TOMO11-FOLIO 283

Anna Gabrielle 47
01-01675-93
ASTO 5-TOMO10-FOLIO 185

Anna Gabrielle 48
01-01676-93
ASTO 5-TOMO09-FOLIO 474

Anna Gabrielle 49
01-01677-93
ASTO 5-TOMO09-FOLIO 475

Anna Gabrielle 50
01-01678-93
ASTO 5-TOMO13-FOLIO 068

Anna Gabrielle 51
01-01679-93
ASTO 5-TOMO10-FOLIO 226

Anna Gabrielle 52
01-01680-93
ASTO 5-TOMO13-FOLIO 405

Anna Gabrielle 53
01-01681-93
ASTO 5-TOMO13-FOLIO 406

Anna Gabrielle 54
01-01682-93
ASTO 5-TOMO13-FOLIO 407

Anna Gabrielle 55
01-01683-93
ASTO 5-TOMO09-FOLIO 467

Anna Gabrielle 56
01-01684-93
ASTO 5-TOMO09-FOLIO 448

Anna Gabrielle 57
01-01685-93
ASTO 5-TOMO13-FOLIO 408

Anna Gabrielle 58
01-01686-93
ASTO 5-TOMO15-FOLIO 102

Anna Gabrielle 59
01-01687-93
ASTO 5-TOMO13-FOLIO 277

Anna Gabrielle 60
01-01688-93
ASTO 5-TOMO13-FOLIO 281

Anna Gabrielle 61
01-01689-93
ASTO 5-TOMO10-FOLIO 184

Anna Gabrielle 62
01-01690-93
ASTO 5-TOMO10-FOLIO 186

Anna Gabrielle 63
01-01691-93
ASTO 5-TOMO11-FOLIO 030

Anna Gabrielle 64
01-01692-93
ASTO 1-TOMO09-FOLIO 478

Anna Gabrielle 65
01-01693-93
ASTO 1-TOMO11-FOLIO 424

Anna Gabrielle 66
01-01694-93
ASTO 5-TOMO15-FOLIO 420

Anna Gabrielle 67
01-01783-93
ASTO 5-TOMO09-FOLIO 477

Anna Gabrielle 68
01-01784-93
ASTO 5-TOMO14-FOLIO 347

Anna Gabrielle 69
01-01785-93
ASTO 5-TOMO09-FOLIO 476

Anna Gabrielle 70
01-01786-93
ASTO 5-TOMO09-FOLIO 450

Anna Gabrielle 78
01-02641-93
ASTO 5-TOMO12-FOLIO 128

Anna Gabrielle 84
01-00829-94
ASTO 5-TOMO15-FOLIO 172

Anna Gabrielle 85
01-00830-94
ASTO 5-TOMO13-FOLIO 409

Anna Gabrielle 86
01-00831-94
ASTO 5-TOMO13-FOLIO 253

Anna Gabrielle 87
01-00832-94
ASTO 5-TOMO13-FOLIO 251

Anna Gabrielle 88
01-00833-94
ASTO 5-TOMO10-FOLIO 020

Anna Gabrielle 89
01-00834-94
ASTO 5-TOMO13-FOLIO 252

Anna Gabrielle 90
01-00835-94
ASTO 5-TOMO12-FOLIO 316

Anna Gabrielle 91
01-00836-94
ASTO 5-TOMO09-FOLIO 488

Anna Gabrielle 97
01-03065-95
ASTO 5-TOMO13-FOLIO 283

Anna Gabrielle 98
01-03064-95
ASTO 5-TOMO13-FOLIO 282

All claims listed are in good standing with the exceptions noted below. Annual claim payments (Derechos de Vigencia) for the remainder of the claims were paid in all applicable years except for year 1999.

The claims Anna Gabrielle 48 and 49 were declared abandoned in 1998 by the Public Registry. That ruling is under appeal by the Parent.

Claim Anna Gabrielle 21 is subject to a surface rights agreement between the Company and Minera Yanacocha affecting approximately two hectares.

SCHEDULE 4.8
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Material Contracts

1. Letter Agreement and Restated Agreement: Bongara Property, Northern Peru, with Cominco, Ltd.*
2. Letter Of Intent:  Sapalache Property, with AngloGold Investments (Peru),
Ltd.*

3. Servidumbre with the community of Shipasbamba, Bongara Project*

4. Servidumbre with the Community of Yambrasbamba, Bongara Project*

5. Storage Lease, Miraflores, Lima, Peru*

6. Office Lease:  Los Tucanes 234, San Isidro, Lima, Peru*

7. House Lease:  Los Colibris 150, San Isidro, Lima, Peru*

8. Apartment Lease:  Calle 31 253, Surquillo, Lima, Peru*

9. Lease Option Agreement:  Soloco Property, with Andres Quiroz and spouse*

10. Security Contract:  Forza S.A.*

11. Various Access (drill road construction) Agreements, 1994, Los Negritos area of Yanacocha claims.

12. Terminated Joint Venture Agreements relating to the Properties with affiliates of:
     (a)     Barrick Gold Corporation, signed May 1995
     (b)     Rio Tinto, Ltd., signed April 1997
     (c)     Placer Dome, Ltd., signed October 1998

*Indicates Contracts which are Excluded Assets.

SCHEDULE 4.10
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Litigation

Informe Nro. 781-98-Em-DCM-EFM/DV was issued by Registro Publico de Minera stating that the 1998 Derechos de Vigencia (annual claim payments) for Anna Gabrielle claims 11, 48, 49 and 63 were received late. Pursuant to that informe, claims Anna Gabrielle 48 and 49 were determined to be and declared abandoned by Registro Publico. Claims 11 and 63 are in good standing. The declaration of abandonment was appealed by the Parent and the ruling was upheld by consejo de Mineria.

The case has been appealed to civil court.  The Venue:
     Sala Corporativa Transitoria Especializada en lo Contensioso
Administrativo Expediente Nro. 119.99

SCHEDULE 4.12
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Company Permits

Parent Permits and Registrations

1. Registro Publico de Mineria - Constitucion de Sociedad - Ficha 40066
2. SUNAT-RUC - Registro Unico del Contribuyente - No. 21535575
3. Ministerio de Industria - Registro Unificado - No. F11-0015828*
4. Ministerio de Trabajo - Autorizacion Centro de Trabajo - No. 004302*
5. ESSALUD - Registro Patronal - No. 215355752100000*
6. Municipalidad San Isidro - Licencia Funcionamiento Local Comercial - No.
22221*


Company Permits and Registrations
1. Registro Publico de Mineria - Constitucion de Sociedad - Ficha 41170
1. SUNAT - RUC - Registro Unico del Contribuyente - No. 42434604

*     Indicates Excluded Assets

SCHEDULE 4.13
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Parent Financial Statements

Attached


SCHEDULE 5.7
to
Stock Purchase Agreement
dated
February 2, 2000
between
Newmont Peru Limited
and
Solitario Resources Corporation

Excluded Assets


1. All interests in entities described on Schedule 4.5.
2. La Pampa Concessions:
     (a)     La Pampa 1, Asto 1, Tomo 16, Folio 376, 01-00168-99
     (b)     La Pampa 2, Asto 1, Tomo 16, Folio 336, 01-00191-99
3. The Parent has conducted reconnaissance exploration throughout Peru and more detailed exploration on various abandoned properties. The proprietary data generated from these activities, other than those relating to the Properties, are Excluded Assets.
4. Fixed Assets:  see attached Schedule 5.7A.
5. Accounts Receivable:  see attached Schedule 5.7B.
6. Contracts indicated with an asterisk on Schedule 4.8.
7. Company Permits indicated with an asterisk on Schedule 4.12.







dn-53946 v6

1
dn-53946 v6



     Table of Contents
     Page


31

dn-53946 v6






2.2-4
dn-53946 v6


6.1(e)-2
dn-53946 v6


7.2(b)-1
dn-53946 v6


S-11
dn-53946 v6

Exhibit 10.22


First Amendment to Stock Purchase Agreement
This First Amendment to Stock Purchase Amendment (this "Amendment") is entered into as of April 26, 2000, by and between Newmont Peru Limited, a Delaware corporation ("Buyer") and Solitario Resources Corporation, a Colorado corporation ("Seller").
Recitals
A. Buyer and Seller are parties to the Stock Purchase Agreement dated February 2, 2000 (the "Agreement").
B. Buyer has given to Seller a Restructuring Notice under Section 8.1(d) of the Agreement.
C. Buyer and Seller desire to amend the Agreement in certain respects, including amendments addressing the items that were the subject of the Buyer's Restructuring Notice.
Agreements
In consideration of the mutual covenants, terms and conditions in this Amendment, Buyer and Seller agree as follows:
1.     Amendments.  The Agreement is amended as follows:
     1.1 Amendment to Definition of Royalty Properties. The definition of Royalty Properties, in Article 1, is amended in its entirety as follows:
          "Royalty Properties" means the Properties excluding: (i) any portion of the Properties with respect to which Buyer, any Affiliate of Buyer, or any other Person has a superior claim as of the date of this Agreement; (ii) Anna Gabrielle Claims 48 and 49, unless and until (A) there is entered a Judgment, which either is unappealable or is not timely appealed, that such claims are valid, or (B) Buyer or any Affiliate of Buyer obtains title to such claims, whether pursuant to application or bidding or purchase from the successful applicant or bidder, provided that Seller has reimbursed Buyer or such Affiliate for all of its costs incurred in obtaining title, as provided in
Section 5.13(c); and (iii) Anna Gabrielle Claim 11, if (A) the Company's title thereto is deemed to be defective, as provided in Section 5.13(b), and (B) neither Buyer nor any Affiliate of Buyer obtains title to such claim, whether pursuant to application or bidding or purchase from the successful applicant or bidder, as contemplated by Section 5.13(c), or (C) if Buyer or an Affiliate of Buyer obtains title to such claim, Seller does not reimburse Buyer or such Affiliate for all of its costs incurred in obtaining such title, as provided in Section 5.13(c).
     1.2 Amendment to Section 2.2. Section 2.2 is amended in its entirety as follows:
          2.2 Consideration. As consideration for the Parent Shares, the Parent Nominee Share and the Company Nominee Share, Buyer shall:
               (a) Pay to Seller the sum of US$6 million (the "Cash Purchase Price"), of which (i) US$5.6 million Buyer shall pay at Closing by company check or wire transfer of immediately available funds to an account designated by Seller, and (ii) US$400,000 (the "Reserve") Buyer shall retain for disposition as provided in Section 9.7 of this Agreement; and
               (b) within 120 days after the Closing Date, (i) create a new royalty on the Royalty Properties conforming to the terms and conditions of Exhibit 2.2 (the "New Royalty"), and (ii) cause the New Royalty to be assigned to Seller or any affiliate of Seller designated in writing by Seller; provided, however, that (x) Buyer shall not be obligated to create or convey the New Royalty with respect to Anna Gabrielle Claims 48 or 49 until the date that is 120 days after the date (if any) on which they become Royalty Properties, and (y) if at the time of the conveyance described in clause (ii) above the Company's title to Anna Gabrielle Claim 11 is deemed to be defective, as provided in Section 5.13, Buyer shall not be obligated to create or convey the New Royalty with respect to Anna Gabrielle Claim 11 until the date that is 120 days after the date (if any) on which Buyer or an Affiliate of Buyer obtains title to such claim, whether pursuant to bidding or purchase from the successful applicant or bidder, as contemplated by Section 5.13.
     1.3 Amendment to Section 5.12. The second sentence of Section 5.12(a) is amended in its entirety as follows: "If Seller so elects by written notice to Buyer given within ten Business Days after the effective date of such notice, Seller shall be entitled, at its sole expense, to prosecute the Claims Litigation for the benefit of the Company, with counsel reasonably acceptable to Buyer; provided; however, that Seller shall have no right to prosecute the Claims Litigation with respect to either of those claims for which Buyer or any affiliate of Buyer shall have obtained title, whether pursuant to application or bidding or purchase from any successful applicant or bidder."
     1.4 Addition of New Section 5.13. There is added a new Section 5.13, as follows:
          5.13     Cure of Certain Title Defects.
               (a) Buyer and Seller acknowledge that, notwithstanding the pendency of the Claims Litigation, the Registry has announced that it will open the areas covered by Anna Gabrielle Claims 48 and 49 for application.
               (b) Seller represents and warrants that, since the date of this Agreement, it has paid two years of Derechos de Vigencia with respect to Anna Gabrielle Claim 11. Buyer shall, promptly following the forty-fifth day after the date of Closing, apply to the Peruvian Registro Publico de Minera (the "Registry") for a certificate establishing the validity of Anna Gabrielle Claim 11 (a "Certificate"), unless a Certificate already has been issued pursuant to the application of Seller made prior to Closing. The Company's title to Anna Gabrielle Claim 11 shall be deemed to defective (solely for purposes of this Agreement) if and only if: (i) (A) the Registry refuses to issue a Certificate, or (B) the Registry fails to take any action with respect to Buyer's application within thirty days after Buyer's submission thereof, or
(C) the Registry issues a Certificate that does not state either that (1) Anna Gabrielle Claim 11 is valid and in good standing, without exception with respect to the payment or nonpayment of Derechos de Vigencia, or (2) all Derechos de Vigencia payable with respect to such claim for the year 1999 and all prior years have been timely and properly paid without exception; and if
(ii) Buyer files (or causes to be filed) with the Registry a relinquishment of the Company's interest in such claim within forty-five days after the date of the first to occur of (i)(A), (B) or (C) (which relinquishment shall not be subject to Section 5.6).
               (c) Buyer and any Affiliate of Buyer shall apply and, if there is more than one applicant, bid (in amounts determined in Buyer's or its Affiliate's discretion) for claims on the areas covered by either or both of Anna Gabrielle Claims 48 and 49 and, following any relinquishment thereof pursuant to Section 5.13(b), Anna Gabrielle Claim 11, or, if any other party is the successful applicant or bidder for any or all of such claims, attempt to purchase such claims from such other party, all on such terms as Buyer or its Affiliate shall determine in their sole discretion. Seller shall not, and shall cause its Affiliates not to, apply or bid for or otherwise attempt to acquire or acquire any of such claims for which Buyer or an Affiliate of Buyer makes application or bids. If Buyer or any Affiliate of Buyer is successful in obtaining any such claims, Buyer shall give Seller written notice thereof (a "Claim Acquisition Notice"), stating the aggregate amount of out-of-pocket costs and expenses incurred by Buyer and its Affiliates in doing so, including but not limited to application fees, amounts paid to any successful bidder or applicant, and fees and expenses of counsel ("Acquisition Costs"). Seller may, at its option, elect to reimburse Buyer and its Affiliates for all Acquisition Costs. If and only if Seller does reimburse Buyer and its Affiliates for all Acquisition Costs with respect to any claim within thirty days after the date of the Claim Acquisition Notice, then such claim shall constitute a Royalty Property from and after the date of reimbursement.
               (d) If the Company's title to Anna Gabrielle Claim 11 is not deemed to be defective, as provided in Section 5.13(b), but the Registry or any Peruvian Governmental Authority having jurisdiction takes any action to invalidate such claim, Buyer or its Affiliate then holding such claim may at its option relinquish such claim (Section 5.6 not applying to such relinquishment). If it elects to relinquish such claim, Buyer shall notify Seller in writing whether Buyer elects to apply for a claim or claims in the areas covered by the relinquished claim. If Buyer so notifies Seller that it elects to apply for such claim or claims, then (i) Buyer and any Affiliate of Buyer shall apply and, if there is more than one applicant, bid (in amounts determined in Buyer's or its Affiliate's discretion) for such claim or claims, or, if any other party is the successful applicant or bidder for any or all of such claims, attempt to purchase such claims from such other party, all on such terms as Buyer or its Affiliate shall determine in their sole discretion, and (ii) Seller shall not, and shall cause its Affiliates not to, apply for or otherwise attempt to acquire or acquire any of such claims for which Buyer or an Affiliate of Buyer makes application or bids. If Buyer so notifies Seller that it does not elect to apply for such claim or claims, Seller or its Affiliates may apply or bid for or otherwise attempt to acquire or acquire such claims. If Buyer or any Affiliate of Buyer is successful in obtaining any such claims, Buyer shall give Seller a Claim Acquisition Notice, stating the aggregate amount of Acquisition Costs. Seller may, at its option, elect to reimburse Buyer and its Affiliates for all Acquisition Costs. If and only if Seller does reimburse Buyer and its Affiliates for Acquisition Costs with respect to any claim within thirty days after the date of the Claim Acquisition Notice, then such claim shall constitute a Royalty Property from and after the date of reimbursement
               (e) If Buyer or any Affiliate of Buyer obtains title to any claims on areas covered by any of Anna Gabrielle Claims 11, 48 or 49, as contemplated by this Section 5.13, such claims shall constitute Properties subject to Section 5.6.
     1.5     Addition of New Section 9.7.  There is added a new Section 9.7 as follows:
          9.7     Reserve.
               (a)     Losses that are subject to indemnification under
Section 9.1 and that arise out of or result from matters identified in the Restructuring Notice dated April 11, 2000, from Buyer to Seller ("Restructuring Notice Losses") shall be satisfied first from the Reserve (including interest payable by Buyer upon disbursement thereof as provided below), and Buyer shall have recourse to Seller under Section 9.1 in respect of any Restructuring Notice Losses to the extent they are not satisfied out of the Reserve. All Restructuring Notice Losses shall be subject to Section 9.3 of this Agreement, except that clause (ii) of such Section shall not apply. Any Restructuring Notice Losses in respect of which Seller has undertaken defense pursuant to Section 9.3 shall, so long as Seller is diligently conducting such defense, be deemed to be "amounts subject to claims of Buyer" for purposes of this Section 9.7.
               (b) Within five business days following each of the first, second, third and fourth anniversaries of the Closing Date, Buyer shall disburse to Seller an amount equal to (i) $100,000 plus interest on that amount from the date of Closing at the rate that is equal to the yield on 26-week maturity U.S. Treasury Bills as announced in the Wall Street Journal on the date of Closing (in the case of interest accruing during the first year after the date of Closing) and on each of the first, second and third anniversaries of the date of Closing (in the case of interest accruing during the year following each such anniversary), or the next business day if any such day is not a business day, less (ii) any amounts applied in satisfaction of claims under Section 9.1 with respect to Restructuring Notice Losses during the preceding twelve month period, and less (iii) the aggregate of all amounts subject to claims of Buyer (less any such amounts withheld from any previous such disbursement). All amounts subject to claims by Buyer shall be applied by Buyer in satisfaction of any Judgment or settlement of the corresponding claims, or released to Seller upon Seller's satisfaction thereof. In no event shall Seller's obligations under Section 9.1, with respect to Restructuring Notice Losses or any other Losses, be limited to the Reserve.
2. Capitalized Terms. Capitalized terms used in this Amendment without definition have the meanings given in the Agreement.
3.     Effect of Amendments.
     (a) This Amendment effects the Restructuring Modifications addressing all of the Material Adverse Matters in the Restructuring Notice, but Buyer does not waive or relinquish any other rights (including but not limited to its rights under Section 9.1 of the Agreement) in respect of the matters identified in the Restructuring Notice or any other matter. Notwithstanding the foregoing, however, (i) Seller's representations and warranties with respect to the Company's title to Anna Gabrielle Claim 11 shall be deemed to have been amended to except the effects of a possible failure of the Company timely and fully to pay Derechos de Vigencia with respect to such claim in 1998, and (ii) Buyer waives its rights solely under Section 6.1 of the Agreement with respect to the matters identified in the Restructuring Notice.
     (b) Except as amended by this Amendment, the Agreement shall remain in full force and effect. In the event of any conflict between this Amendment and the Agreement, this Amendment shall control.
Buyer and Seller have executed this Amendment as of the date first written above.
Newmont Peru Limited
By:
Name:
Title:
Solitario Resources Corporation
By:
Name:
Title:



5
|dn-58127 v3

Exhibit 10.23


CHANGE IN CONTROL SEVERANCE BENEFITS AGREEMENT

     MEMORANDUM OF AGREEMENT made as of the 19th day of June, 2000.


BETWEEN:

CROWN RESOURCES CORPORATION, a corporation incorporated under the laws of the State of Washington,

          (hereinafter called the "Corporation")

- and-

Christopher E. Herald, Chief Executive Officer and President of the Corporation, of the City of Golden, in the State of Colorado,

          (hereinafter called the "Executive")

     WHEREAS the Corporation considers it essential to the best interest of its stockholders to foster the continuous employment of key management personnel. In this connection, the Board of Directors (the "Board") of the Corporation recognizes that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a Change in Control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including the Executive to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control of the Corporation.

     The Corporation agrees that the Executive shall receive the severance benefits set forth herein (the "Agreement") in the event the Executive's employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation" (as defined herein) under the circumstances below. This Agreement, however, does not otherwise change employment arrangements and except for the conditions contained therein pertaining to a Change in Control, the Executive's continued employment continues to be subject to the will of the Board of the Corporation.

1. This Agreement shall commence on the date hereof and shall continue in effect, provided, however, if a Change in Control of the Corporation shall have occurred during the term of this Agreement, this Agreement shall continue in effect for a period of three (3) years beyond the month in which such Change in Control occurred; provided further, that in no event shall this Agreement extend beyond normal retirement age unless specifically endorsed to so provide.
2. No benefits shall be payable hereunder unless there shall have been a Change in Control of the Corporation, as set forth below. For purposes of this Agreement, a "Change in Control of the Corporation" shall be deemed to have occurred if:

     (i)Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Corporation representing twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities; or

     (ii)the shareholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, other than a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least eighty percent (80%) of the combined voting power of the voting securities of the company or such surviving entity outstanding immediately after such merger or consolidation; or

     (iii)the shareholders of the Corporation approve an agreement for the sale or disposition of all or substantially all the Corporation's assets; or

     (iv)the approval by the shareholders of the Corporation of any plan of liquidation or dissolution of the Corporation.

3. In the event that following a Change of Control (as hereinafter defined), either:

     (i)The Corporation terminates the employment of the Executive other than for Cause (as hereinafter defined); or

     (ii)the Executive resigns from his employment hereunder for Good Reason
(as      hereinafter defined),

the Corporation shall pay to the Executive a lump sum in cash on the date of termination or resignation an amount equal to two and one-half (2.5) times the Executive's annual salary in effect for the financial year of the Corporation during which the Change of Control occurs.

4. "Good Reason" means any of the following kinds of circumstances which induce the Executive to terminate his employment other than on a purely voluntary basis:

     (i)a reduction or diminution in the level of responsibility, title or office of the Executive;

     (ii)a reduction in the compensation level of the Executive, taken as a whole;

     (iii)forced relocation to another geographic location; or

     (iv)the failure of the Corporation or any successor corporation to maintain substantially similar employment terms with the Executive after the Change of Control as were in existence prior to the Change of Control.

5.        "Cause" means:

     (i)the conviction of the Executive on a felony charge;

     (ii)a gross and willful failure of the Executive to perform the duties necessary to carry out the Executive's responsibilities in a manner consistent with such performance prior to the Change of Control;

     (iii)dishonest conduct which is intentional and materially injurious to the Corporation.

6. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and opportunity for the Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above in clause 5 and specifying the particulars thereof in detail.

7. The Corporation hereby irrevocably and unconditionally guarantees the performance by the Corporation of all of its obligations hereunder, including without limitation the payment of all amounts payable by the Corporation to the Executive, and the Executive shall not be required to exhaust its remedies against the Corporation prior to claiming against the Corporation pursuant to this guarantee.

8. The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms as the Executive would be entitled to hereunder as if the employment had terminated for Good Reason following a Change in Control of the Corporation, except that for purposes of implementing the foregoing, the date of which any such succession becomes effective shall be deemed the Date of Termination.

9. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable hereunder had the Executive continued to live, all such amounts unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to the estate, of the Executive.

10. Any notice in writing required or permitted to be given to the Executive hereunder shall be sufficiently given if delivered to the Executive personally or mailed by registered mail, postage prepaid, addressed to the Executive at his last residential address known to the Secretary of the Corporation. Any such notice mailed as aforesaid shall be deemed to have been received by the Executive on the fifth business day following the date of mailing. Any notice in writing required or permitted to be given to the Corporation hereunder shall be given by registered mail, postage prepaid, addressed to its head office. Any such notice mailed as aforesaid shall be deemed to have been received by the Corporation on the third business day following the date of mailing. Any such address for the giving of notices hereunder may be changed by notice in writing given hereunder.
      11.     No provision of this Agreement may be modified, waived or
discharged
unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer of the Corporation as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. Any payments provided for hereunder shall be paid net or any applicable withholding required under federal, state or local law.

12. The invalidity or unenforceable ability or any provision of this Agreement shall not affect the validity or enforceability or any other provision of this Agreement, which shall remain in full force and effect.

13. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

14. The provisions of this agreement shall be governed by and interpreted in accordance with the laws of the State of Colorado and each of the parties hereto by their execution of this agreement irrevocably attorns to the jurisdiction of the courts of the said state.

     IN WITNESS WHEREOF the parties hereto have set their hands and seals as of the date first above written.

SIGNED, SEALED AND DELIVERED   )
                 in the presence of:                       )
                                                                    )

)
                                                                    )
Executive
                                                                    )
                                                                    )

                                    CROWN RESOURCES CORPORATION



by:
                                                              c/s




Exhibit 10.24

CHANGE IN CONTROL SEVERANCE BENEFITS AGREEMENT

     MEMORANDUM OF AGREEMENT made as of the 19th day of June, 2000.


BETWEEN:

CROWN RESOURCES CORPORATION, a corporation incorporated under the laws of the State of Washington,

          (hereinafter called the "Corporation")

- and-

Mark E. Jones, Chairman of the Board of the Corporation, of the City of Houston, in the State of Texas,

          (hereinafter called the "Executive")

     WHEREAS the Corporation considers it essential to the best interest of its stockholders to foster the continuous employment of key management personnel. In this connection, the Board of Directors (the "Board") of the Corporation recognizes that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a Change in Control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including the Executive to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control of the Corporation.

     The Corporation agrees that the Executive shall receive the severance benefits set forth herein (the "Agreement") in the event the Executive's employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation" (as defined herein) under the circumstances below. This Agreement, however, does not otherwise change employment arrangements and except for the conditions contained therein pertaining to a Change in Control, the Executive's continued employment continues to be subject to the will of the Board of the Corporation.

1. This Agreement shall commence on the date hereof and shall continue in effect, provided, however, if a Change in Control of the Corporation shall have occurred during the term of this Agreement, this Agreement shall continue in effect for a period of three (3) years beyond the month in which such Change in Control occurred; provided further, that in no event shall this Agreement extend beyond normal retirement age unless specifically endorsed to so provide.
2. No benefits shall be payable hereunder unless there shall have been a Change in Control of the Corporation, as set forth below. For purposes of this Agreement, a "Change in Control of the Corporation" shall be deemed to have occurred if:

     (i)Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Corporation representing twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities; or

     (ii)the shareholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, other than a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least eighty percent (80%) of the combined voting power of the voting securities of the company or such surviving entity outstanding immediately after such merger or consolidation; or

     (iii)the shareholders of the Corporation approve an agreement for the sale or disposition of all or substantially all the Corporation's assets; or

     (iv)the approval by the shareholders of the Corporation of any plan of liquidation or dissolution of the Corporation.

3. In the event that following a Change of Control (as hereinafter defined), either:

     (i)The Corporation terminates the employment of the Executive other than for Cause (as hereinafter defined); or

     (ii)the Executive resigns from his employment hereunder for Good Reason
(as      hereinafter defined),

the Corporation shall pay to the Executive a lump sum in cash on the date of termination or resignation an amount equal to two and one-half (2.5) times the Executive's annual salary in effect for the financial year of the Corporation during which the Change of Control occurs.

4. "Good Reason" means any of the following kinds of circumstances which induce the Executive to terminate his employment other than on a purely voluntary basis:

     (i)a reduction or diminution in the level of responsibility, title or office of the Executive;

     (ii)a reduction in the compensation level of the Executive, taken as a whole;

     (iii)forced relocation to another geographic location; or

     (iv)the failure of the Corporation or any successor corporation to maintain substantially similar employment terms with the Executive after the Change of Control as were in existence prior to the Change of Control.

5.        "Cause" means:

     (i)the conviction of the Executive on a felony charge;

     (ii)a gross and willful failure of the Executive to perform the duties necessary to carry out the Executive's responsibilities in a manner consistent with such performance prior to the Change of Control;

     (iii)dishonest conduct which is intentional and materially injurious to the Corporation.

6. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and opportunity for the Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above in clause 5 and specifying the particulars thereof in detail.

7. The Corporation hereby irrevocably and unconditionally guarantees the performance by the Corporation of all of its obligations hereunder, including without limitation the payment of all amounts payable by the Corporation to the Executive, and the Executive shall not be required to exhaust its remedies against the Corporation prior to claiming against the Corporation pursuant to this guarantee.

8. The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms as the Executive would be entitled to hereunder as if the employment had terminated for Good Reason following a Change in Control of the Corporation, except that for purposes of implementing the foregoing, the date of which any such succession becomes effective shall be deemed the Date of Termination.

9. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable hereunder had the Executive continued to live, all such amounts unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to the estate, of the Executive.

10. Any notice in writing required or permitted to be given to the Executive hereunder shall be sufficiently given if delivered to the Executive personally or mailed by registered mail, postage prepaid, addressed to the Executive at his last residential address known to the Secretary of the Corporation. Any such notice mailed as aforesaid shall be deemed to have been received by the Executive on the fifth business day following the date of mailing. Any notice in writing required or permitted to be given to the Corporation hereunder shall be given by registered mail, postage prepaid, addressed to its head office. Any such notice mailed as aforesaid shall be deemed to have been received by the Corporation on the third business day following the date of mailing. Any such address for the giving of notices hereunder may be changed by notice in writing given hereunder.
      11.     No provision of this Agreement may be modified, waived or
discharged
unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer of the Corporation as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. Any payments provided for hereunder shall be paid net or any applicable withholding required under federal, state or local law.

12. The invalidity or unenforceable ability or any provision of this Agreement shall not affect the validity or enforceability or any other provision of this Agreement, which shall remain in full force and effect.

13. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

14. The provisions of this agreement shall be governed by and interpreted in accordance with the laws of the State of Colorado and each of the parties hereto by their execution of this agreement irrevocably attorns to the jurisdiction of the courts of the said state.

     IN WITNESS WHEREOF the parties hereto have set their hands and seals as of the date first above written.

SIGNED, SEALED AND DELIVERED   )
                 in the presence of:                       )
                                                                    )

)
                                                                    )
Executive
                                                                    )
                                                                    )

                                    CROWN RESOURCES CORPORATION



by:
                                                              c/s




Exhibit 10.25

CHANGE IN CONTROL SEVERANCE BENEFITS AGREEMENT

     MEMORANDUM OF AGREEMENT made as of the 19th day of June, 2000.


BETWEEN:

CROWN RESOURCES CORPORATION, a corporation incorporated under the laws of the State of Washington,

          (hereinafter called the "Corporation")

- and-

James R. Maronick, Chief Financial Officer of the Corporation, of the City of Lakewood, in the State of Colorado,

          (hereinafter called the "Executive")

     WHEREAS the Corporation considers it essential to the best interest of its stockholders to foster the continuous employment of key management personnel. In this connection, the Board of Directors (the "Board") of the Corporation recognizes that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a Change in Control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including the Executive to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control of the Corporation.

     The Corporation agrees that the Executive shall receive the severance benefits set forth herein (the "Agreement") in the event the Executive's employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation" (as defined herein) under the circumstances below. This Agreement, however, does not otherwise change employment arrangements and except for the conditions contained therein pertaining to a Change in Control, the Executive's continued employment continues to be subject to the will of the Board of the Corporation.

1. This Agreement shall commence on the date hereof and shall continue in effect, provided, however, if a Change in Control of the Corporation shall have occurred during the term of this Agreement, this Agreement shall continue in effect for a period of three (3) years beyond the month in which such Change in Control occurred; provided further, that in no event shall this Agreement extend beyond normal retirement age unless specifically endorsed to so provide.
2. No benefits shall be payable hereunder unless there shall have been a Change in Control of the Corporation, as set forth below. For purposes of this Agreement, a "Change in Control of the Corporation" shall be deemed to have occurred if:

     (i)Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Corporation representing twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities; or

     (ii)the shareholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, other than a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least eighty percent (80%) of the combined voting power of the voting securities of the company or such surviving entity outstanding immediately after such merger or consolidation; or

     (iii)the shareholders of the Corporation approve an agreement for the sale or disposition of all or substantially all the Corporation's assets; or

     (iv)the approval by the shareholders of the Corporation of any plan of liquidation or dissolution of the Corporation.

3. In the event that following a Change of Control (as hereinafter defined), either:

     (i)The Corporation terminates the employment of the Executive other than for Cause (as hereinafter defined); or

     (ii)the Executive resigns from his employment hereunder for Good Reason
(as      hereinafter defined),

the Corporation shall pay to the Executive a lump sum in cash on the date of termination or resignation an amount equal to one and one-half (1.5) times the Executive's annual salary in effect for the financial year of the Corporation during which the Change of Control occurs.

4. "Good Reason" means any of the following kinds of circumstances which induce the Executive to terminate his employment other than on a purely voluntary basis:

     (i)a reduction or diminution in the level of responsibility, title or office of the Executive;

     (ii)a reduction in the compensation level of the Executive, taken as a whole;

     (iii)forced relocation to another geographic location; or

     (iv)the failure of the Corporation or any successor corporation to maintain substantially similar employment terms with the Executive after the Change of Control as were in existence prior to the Change of Control.

5.        "Cause" means:

     (i)the conviction of the Executive on a felony charge;

     (ii)a gross and willful failure of the Executive to perform the duties necessary to carry out the Executive's responsibilities in a manner consistent with such performance prior to the Change of Control;

     (iii)dishonest conduct which is intentional and materially injurious to the Corporation.

6. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and opportunity for the Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above in clause 5 and specifying the particulars thereof in detail.

7. The Corporation hereby irrevocably and unconditionally guarantees the performance by the Corporation of all of its obligations hereunder, including without limitation the payment of all amounts payable by the Corporation to the Executive, and the Executive shall not be required to exhaust its remedies against the Corporation prior to claiming against the Corporation pursuant to this guarantee.

8. The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms as the Executive would be entitled to hereunder as if the employment had terminated for Good Reason following a Change in Control of the Corporation, except that for purposes of implementing the foregoing, the date of which any such succession becomes effective shall be deemed the Date of Termination.

9. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable hereunder had the Executive continued to live, all such amounts unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to the estate, of the Executive.

10. Any notice in writing required or permitted to be given to the Executive hereunder shall be sufficiently given if delivered to the Executive personally or mailed by registered mail, postage prepaid, addressed to the Executive at his last residential address known to the Secretary of the Corporation. Any such notice mailed as aforesaid shall be deemed to have been received by the Executive on the fifth business day following the date of mailing. Any notice in writing required or permitted to be given to the Corporation hereunder shall be given by registered mail, postage prepaid, addressed to its head office. Any such notice mailed as aforesaid shall be deemed to have been received by the Corporation on the third business day following the date of mailing. Any such address for the giving of notices hereunder may be changed by notice in writing given hereunder.
      11.     No provision of this Agreement may be modified, waived or
discharged
unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer of the Corporation as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. Any payments provided for hereunder shall be paid net or any applicable withholding required under federal, state or local law.

12. The invalidity or unenforceable ability or any provision of this Agreement shall not affect the validity or enforceability or any other provision of this Agreement, which shall remain in full force and effect.

13. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

14. The provisions of this agreement shall be governed by and interpreted in accordance with the laws of the State of Colorado and each of the parties hereto by their execution of this agreement irrevocably attorns to the jurisdiction of the courts of the said state.

     IN WITNESS WHEREOF the parties hereto have set their hands and seals as of the date first above written.

SIGNED, SEALED AND DELIVERED   )
                 in the presence of:                       )
                                                                    )

)
                                                                    )
Executive
                                                                    )
                                                                    )

                                    CROWN RESOURCES CORPORATION



by:
                                                              c/s