Form 10-Q
period 2000-09-30
CROWN RESOURCES CORP
filed 2000-11-13
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000

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

     Shares outstanding as of October 26, 2000: 14,553,302 shares of common stock, $0.01 par value.







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

  Item 2  Changes in Securities. . . . . . . . . . . . . . . .
 .14

  Item 3  Defaults Upon Senior Securities. . . . . . . . . . .
14

  Item 4  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . .
 .14

  Item 5  Other Information. . . . . . . . . . . . . . . . . .
 .14

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . .
 .14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .
 .15


















                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   CROWN RESOURCES CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

(in thousands, except per
share amounts)
                                  September 30,            December 31,
                                     2000                      1999


Assets
Current assets:
  Cash and cash equivalents                $ 7,950         $5,174
  Restricted cash                              110             -
  Short-term investments                        79             87
  Prepaid expenses and other                    56            114
    Total current assets                     8,195          5,375

Mineral properties, net                     15,708         16,772

Other assets:
  Restricted cash                              300             -
  Debt issuance costs, net                      94            170
  Marketable equity securities                 239            103
  Other                                        471            289
                                             1,104            562
                                           $25,007        $22,709

                  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                         $   176        $   205
  Other                                         80            289
  Convertible debentures                    15,000             -
    Total current liabilities               15,256            494

Long term liabilities:
  Convertible debentures                        -          15,000

Minority interest in consolidated
   subsidiary                                3,376          1,235

Stockholders' equity:
  Preferred stock, $0.01 par value              -              -
  Common stock, $0.01 par value                146            145
  Additional paid-in capital                34,827         34,803
  Accumulated deficit                      (28,603)       (28,837)
  Accumulated other comprehensive loss        5              (131)
                                             6,375          5,980
                                           $25,007        $22,709

See Notes to Consolidated Financial Statements.

                                    CROWN RESOURCES CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


(in thousands, except per            Three months ended       Nine months ended
 share amounts)

                              September 30,             September 30,
                                       2000          1999       2000        1999
                                        (restated)                (restated)
Revenues:
  Mineral property option proceeds     $    -         $    -   $   100       $   100
  Royalty income                            17             27       70            76
  Interest income                          144             65      327           254
  Gain on sale of assets and
    mineral properties                      26             -     5,835            -
                                           187             92    6,332           430
Costs and expenses:
  Exploration expense                      192            232      880           778
  Depreciation, depletion, and
   amortization                              7             13       34            51
  General and administrative               276            273    1,047         1,075
  Interest expense                         243            243      728           728
  Abandonment and impairment of
   mining claims and leases                 -              (1)   1,269            15
  Other, net                                -              (3)      (2)            3
                                           718            757    3,956         2,650


Income (Loss) before
  minority interest                       (531)          (665)   2,376        (2,220)

Minority interest in (income) loss
 of subsidiary                              85            108   (2,142)          253

Net income (loss)                      $  (446)       $  (557) $   234       $(1,967)

Income (loss) per common share
 and common equivalent share:
   Basic and fully diluted             $ (0.03)       $ (0.04)  $ 0.02       $ (0.14)

Weighted average number of
 common and common equivalent
 shares outstanding                     14,553         14,533   14,552        14,533







 See Notes to Consolidated Financial Statements.




                     CROWN RESOURCES CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Nine months ended September 30,
(in thousands)                                           2000         1999
                                                            (restated)
Operating activities:
  Net income (loss)                                    $   234      $(1,967)
  Adjustments:
    Depreciation, depletion, & amortization                110          127
    Abandonment of mining claims
      and leases                                         1,269           15
    Common stock issued for services                        25           24
    Minority interest in gain (loss) of subsidiary       2,141         (253)
    Loss (gain) on sale of assets and mineral
      properties                                        (5,835)           4
    Changes in operating assets and liabilities:
      Prepaid expenses and other                            48          (27)
      Accounts payable and other
        current liabilities                               (238)        (249)
    Net cash used in operating activities               (2,246)      (2,326)

Investing activities:
  Additions to mineral properties                         (205)        (150)
  Proceeds from asset and mineral property sales         5,614           22
  Increase in other assets                                (387)         (62)
    Net cash provided by (used in)
      investing activities                               5,022         (190)

Net increase (decrease) in cash and cash equivalents     2,776       (2,516)

Cash and cash equivalents, beginning of period           5,174        8,136

Cash and cash equivalents, end of period               $ 7,950      $ 5,620

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432      $   432
    Noncash investing and financing activities:
      Deferred tax benefit of non-qualified
        stock option exercises                              -            68
      Securities received in payment for
        account receivable                                  -            21
      Restricted cash held in escrow related to
        property sale                                      400           -







See Notes to Consolidated Financial Statements.



                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown") for the nine months ended September 30, 2000 and 1999 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

    During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. The change was applied retroactively to January 1, 1999. This brings Crown's accounting method in accordance with the predominant practice in the U.S. mining industry. The $8.5 million cumulative effect of the change has been included in the 1999 prior year loss and is reflected in retained earnings. The balances for the 1999 third quarter interim statements have been restated to reflect the change in accounting principle as follows (unaudited):

(in thousands)                          Three months          Nine months
                                     ended September 30,   ended September 30,
                                      1999       1999        1999      1999
                                    previously            previously
                                     reported   restated   reported  restated

Consolidated statement of operations:
Revenue                               $    92   $    92      $  330  $   430
Costs and expenses                    $   526   $   757      $2,331  $ 2,650
Net Loss                              $  (398)  $  (557)    $(1,716) $(1,967)
Basic and diluted net loss per
 common equivalent share              $ (0.03)  $ (0.04)     $(0.12)  $(0.14)
Consolidated statement of cash flows:
Net loss                                 n/a       n/a      $(1,716) $(1,967)
Net cash used in operating activities    n/a       n/a      $(1,648) $(2,326)
Net cash used in investing activities    n/a       n/a       $ (868) $  (190)



2.  COMPREHENSIVE INCOME

The following represents comprehensive loss and its components:
(in thousands)                  Three months         Nine months
                            ended September 30,   ended September 30,
                                2000    1999        2000     1999
Net gain (loss)               $ (446) $ (557)     $  234 $(1,967)
Unrealized income (loss) on
  marketable equity
  securities                      55      46         136     (71)
Comprehensive income (loss)   $ (391) $( 511)     $  370 $(2,038)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of operations
    The following discussion compares September 30, 2000 interim amounts to the interim amounts for September 30, 1999 which have been restated as a result of the change in accounting principle to expense exploration costs as discussed in note 1 to the consolidated financial statements of this report.

Third quarter 2000 compared with the third quarter of 1999:
    Crown had a net loss of $446,000 or $0.03 per share, for the third quarter of 2000 compared with a net loss of $557,000, or $0.04 per share, for the third quarter of 1999. The reduced loss was primarily attributable to an increase in interest income and a reduction in exploration expense during the third quarter of 2000 compared to the prior year.

    During the third quarter Solitario Resources Corporation ("Solitario"), Crown's 57.2%-owned subsidiary entered into a Plan of Arrangement ("Arrangement") with Altoro Gold Corporation whereby Altoro would become a wholly owned subsidiary of Solitario through the issuance of approximately 6.2 million shares. The Arrangement was completed in the fourth quarter and Crown's ownership interest was reduced to 41.3%. See liquidity and capital resources.

    Total revenues for the third quarter of 2000 were $187,000 compared with $92,000 for the third quarter of 1999. Increased interest income as a result of a higher cash balance was offset by lower royalty revenues from the Kettle River mine in Washington during first nine months of 2000 compared to the same period in the prior year.

    Exploration expense was $192,000 in the third quarter 2000 compared to the prior year quarter of $232,000. The reduction in expense was related to the reduction in company sponsored exploration programs while continuing to rely on exploration by its joint venture partners. General and administrative expenses of $276,000 were comparable to the prior year quarter of $273,000. Depreciation, depletion and amortization expense was reduced to $7,000 for the third quarter of 2000 from $13,000 in the prior year as certain assets became fully depreciated. Interest expense of $243,000 for third quarter 2000 was the same as in the year earlier quarter.

    There were no property write downs during the third quarter of 2000 which compared to the prior year write down of $1,000.

    During the third quarter of 2000, the minority interest portion of the net loss from Solitario Resources Corporation was $531,000, compared to the minority interest portion of Solitario loss in the prior year quarter of $665,000.

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999:
    Crown had net income of $234,000 or $0.02 per share, for the nine months ended September 30, 2000 compared with a net loss of $1,967,000, or $0.14 per share, for the first nine months of 1999. The 2000 net income was primarily related to a gain on sale of Solitario's Yanacocha property of approximately $5,800,000 recorded during the second quarter, which was mitigated by the minority interest portion of Solitario's net income and the write down of a portion of the Cord Ranch property in Nevada during the second quarter of 2000.

    Total revenues for the first nine months of 2000 were $6,332,000 compared with $430,000 for the same period in 1999.
The increase was primarily the result of the gain on sale of the Yanacocha property. Higher interest income was offset by slightly lower royalty revenue during the current nine month period compared to the prior year.

    Exploration expense during the first nine months of 2000 was $880,000 compared to $778,000 for the same period in 1999. A significant exploration program including drilling of the San Juan de Minas property in Mexico during the first quarter of 2000, combined with an initial exploration program for platinum group metals exploration targets in Brazil in the second quarter more than offset a reduction in exploration spending in the United States and Peru during 2000, compared with the first nine months of 1999. General and administrative expenses for the first nine months of 2000 were $1,047,000 compared with $1,075,000 for the same period last year. The results were comparable as the reductions in general and administrative staff was offset by support cost for exploration work which has been transferred from the United States to Brazil and Mexico during 2000.

Liquidity and Capital Resources

    During the nine months ended September 30, 2000, Crown spent $205,000 for mineral property additions compared to $150,000 in the first nine months of 1999. The additions for both periods primarily relate to the Crown Jewel project, in which Battle Mountain Gold Company is earning a 46 percent interest by providing funding for development of a 3,000 ton-per-day mining facility. Solitario received $118,000 in payments on the Bongara zinc project in Peru, of which $100,000 was mineral option proceeds during the first nine months of 2000 and 1999.

    Working capital at September 30, 2000 decreased to a deficit of $7,061,000 from positive balance of $4,881,000 at December 31, 1999 primarily as a result of the reclassification of the $15,000,000 convertible debentures due August 27, 2001 to current liabilities during the third quarter of 2000. This was partially offset by the proceeds from the sale of the Yanacocha property during the second quarter of 2000. Cash and cash equivalents at September 30, 2000 were $7,950,000, including $6,908,000 held in Solitario.

    On April 26, 2000 Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha property for $6,000,000 and a sliding scale net smelter return royalty that varies with the price of gold. In order to effect the transaction, Solitario transferred all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados ("Los Tapados"), to a new operating subsidiary, Minera Solitario Peru. Newmont received all of the outstanding shares of Los Tapados for cash consideration of $5,600,000. The balance of the $6,000,000 payment, $400,000, is being held in a reserve by Newmont and, pending release of certain contingent liabilities, will be paid in four annual payments of $100,000 plus interest. As part of the agreement, Newmont was required to deliver the net smelter return royalty to Solitario within 120 days, which was extended during the third quarter to 210 days.

    Crown expects to spend approximately $1,550,000 in 2000 on its exploration programs, including $1,050,000 to be spent by Solitario. Existing funds and projected sources of funds are believed to be sufficient to finance planned activities for the current year. Crown will need to raise additional capital or restructure its existing obligations to meet its required debt repayments, including the payment of its $15,000,000 convertible debentures, due August 2001.

    Although Crown is actively exploring alternatives available to address this issue, the long-term funding and operating results of Crown are largely dependent on the restructuring or repayment of the debentures and the permitting and successful commencement of commercial production at the Crown Jewel project (the "Project"). There can be no assurance that Crown will be successful in meeting these challenges in either the short or long term future.

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

    In January 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Battle Mountain Gold Company("Battle Mountain" or "BMG"), Crown's joint venture partner that is earning a 54% interest in the project, filed an appeal in Superior Court for the State of Washington for Okanogan County, challenging the PCHB ruling. A hearing date has been set for March 2002 in the appeal. The PCHB ruling creates further delay and uncertainty regarding a timetable for the construction of the project. See Legal Proceedings elsewhere in this report.

    As a result of the PCHB ruling, on February 4, 2000, Battle Mountain announced it was writing off its entire investment in the Crown Jewel Project as of December 31, 1999, and reclassifying the proven and probable reserves to mineralized materials. Because Crown is the holder of 100% of the Crown Jewel project, subject to Battle Mountain's potential earn-in, and the basis and economics of Crown's interest are materially different than Battle Mountain's interest, Crown engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Crown Jewel project reserves in February and March 2000. Per the MRA report, Crown is reporting proven and probable reserves of 2,556,000 tons at a grade of 0.354 for a total of 905,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces.

    As part of the analysis of the Crown Jewel reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour and Associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative will also require mitigation of environmental impacts. The Gochnour report concludes the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

    There are no assurances that required permits will be issued in a timely fashion, that Crown or Battle Mountain will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project.

Subsequent event

    On October 20, 2000 the Nasdaq Stock Market notified Crown that its common stock was no longer listed on the Nasdaq National Market because the stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required for continued listing on the Nasdaq National Market in accordance with the rules of the Nasdaq National Market. The common shares of Crown are now traded on the Over the Counter Bulletin Board (OTCBB) under the symbol OTCBB:CRRS. Crown's listing on the Toronto Stock Exchange will not be affected by this notice.

    During the third quarter, Solitario, Crown's 57.2% - owned subsidiary, announced the completion of a Plan of Arrangement with Altoro Gold Corporation of Vancouver, Canada, whereby Altoro would become a wholly-owned subsidiary of Solitario, subject to approval by Altoro shareholders and regulatory approval. Solitario capitalized approximately $354,000 of costs during the third quarter which included expenses primarily for legal and accounting of $82,000 and a direct investment of $272,000 in Altoro to provide working capital to complete the Plan of Arrangement. On October 4, 2000, the shareholders of Altoro approved the Arrangement and final regulatory approval was received on October 18, 2000. Solitario issued 6,228,894 shares to Altoro shareholders and option holders on October 18, 2000. Solitario also reserved 825,241 Solitario shares for issuance upon the exercise of 825,241 warrants. On October 24, 2000, Solitario issued 261,232 shares upon the exercise of the above warrants and 286,231 the warrants expired unexercised. After the issuance of the shares in connection with the Arrangement and exercise of the warrants discussed above, Solitario has 23,344,647 shares outstanding of which Crown owns 9,633,585 shares or 41.3%.


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

Item 2. Quantitative and qualitative disclosures about market risk

Market Risk
As of September 30, 2000, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

Okanogan County Superior Court

    In January of 2000, the Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401
Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. Battle Mountain filed this action in March 2000, appealing the PCHB decision reversing Battle Mountain's water rights and 401 certification, has been assigned to a judge who normally sits in neighboring Chelan County. Pending availability in the court, a preliminary hearing date in the appeal has been conditionally set for June 2001, prior to the primary date for the appeal of March 2002.



United States Ninth Circuit Court of Appeals

    In late May 1997, members of the Plaintiffs filed an action in United States District Court for the District of Oregon against the USFS appealing the Forest Service's issuance of the FEIS, its decision to uphold the ROD and the denial of administrative appeals. On December 31, 1999 the Court affirmed the decisions of the USFS on the adequacy of the FEIS by granting all motions for summary judgement on behalf of the USFS and Battle Mountain, while denying all motions of the Plaintiffs. Members of the Plaintiffs appealed of the decision to the Ninth Circuit Court of Appeals in April 1999. Briefs have been filed and a hearing on the appeal has been scheduled for November 13, 2000.

United States District Court for the District of Oregon

    This action, commenced in November 1999 by members of the Plaintiffs against the Department of the Interior, et al. challenges the reinstatement of the Crown Jewel Record of Decision and the grant of the Plan of Operations for the project. In July 2000, Battle Mountain filed non-merits dispositive motions. Responses and reply briefs on the motions have been received and oral arguments on the dispositive motions were held November 6, 2000. A decision on the motions is expected by the end of the year.

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

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 16 of this Report are included as a part of this Form 10-Q.

(b) Reports on Form 8-K:

    None

Exhibit Number     Description
  27                    Financial Data Schedule

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







November 10, 2000          By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
                                 Accounting Officer)




































                        INDEX TO EXHIBITS


Exhibit
Number   Description                                 Page No.




  27          Financial Data Schedule