Form 10-K
period 2000-12-31
CROWN RESOURCES CORP
filed 2001-04-02
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the fiscal year ended
                        December 31, 2000
                                or
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $ 5,119,000 based upon the closing price on March 20, 2001.

There were 14,553,302 shares of common stock, $0.01 par value, outstanding on March 20, 2001.

               This Form 10-K consists of 40 pages
               Exhibit Index Begins on Page 37



                        TABLE OF CONTENTS






                                                             Page
PART I
m 1.   Business . . . . . . .  . . . . . . . . . . . . . . .   3

  Item 2.   Properties . . . . . . . . . . . . . . . . . . .  10

  Item 3.   Legal Proceedings  . . . . . . . . . . . . . . .  18

  Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . .  19



PART II

  Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . .  20
  Item 6.   Selected Financial Data  . . . . . . . . . . . .  21
  Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results
          of Operations  . . . .  . . . . . . . . . . . . .  22
  Item 8.   Financial Statements and Supplementary Data  . .  29
  Item 9.   Changes in and Disagreements with
              Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . .  30

PART III

  Item 10.  Directors and Executive Officers of the
              Registrant . . . . . . . . . . . . . . . . . .  30
  Item 11.  Executive Compensation . . . . . . . . . . . . .  30
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . .  30
  Item 13.  Certain Relationships and Related Transactions .  30

PART IV

  Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K  . . . . . . . . . . .  36


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  41










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

Item 1.  Business

    (a)  Overview

    Crown Resources Corporation ("Crown" or the "Company") is a precious metals exploration company operating in the western United
States and Mexico.   Crown owns 41.3% of Solitario Resources
Corporation ("Solitario"), which was consolidated prior to Solitario's acquisition of Altoro Gold Corporation ("Altoro"). Crown's investment in Solitario since October 18, 2000 is accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in Brazil, Bolivia and Peru.

    Crown's principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Crown's goal is to advance its properties, either on its own or through joint ventures, to the feasibility study stage. Furthermore, Crown intends to pursue development of the properties, typically through a joint venture with a partner that has expertise in mining operations. Crown has in the past recognized, and expects in the future to recognize, revenues from the option and sale of property interests to joint venture partners and from the sale of its share of metals produced on its properties.

    Crown was incorporated under the laws of the State of Washington in August 1988. Unless otherwise indicated by the context, all references to Crown or the Company in this report shall be read to refer to Crown Resources Corporation and its subsidiaries taken together.

    (b)  Recent Developments

    On March 22, 2001, Crown paid the interest payment on its $15 million 5.75% Convertible Subordinated Debentures ("the Debentures") which was due on February 27, 2001. By making the payment within 30 days of the due date, Crown remained in compliance with the terms of the Debentures. The last interest payment and the $15 million principal are due August 27, 2001. Crown has announced that it is seeking outside secured financing to raise additional cash to facilitate restructuring the Debentures and to maintain and enhance its assets. There can be no assurance that Crown will be able to complete this financing, raise other capital or sell assets to allow for repayment, or negotiated restructure of the Debentures on acceptable terms. Crown's potential inability to pay the interest and principal on the Debentures raises substantial doubt as to Crown's ability to continue as a going concern. There can be no assurance that Crown will be able to remove this uncertainty in the near or long term future. As a result of the above, Crown may be forced to seek protection from its creditors under the bankruptcy laws.

    On January 18, 2001, Crown reached an agreement with Canyon Resources Corporation ("Canyon") whereby Crown exchanged 100% of the shares in its wholly-owned subsidiary, Judith Gold Corporation, for 200,000 shares of Canyon common stock. Crown had previously fully amortized its holdings in Judith, which consisted of a royalty on the Lamefoot deposit at the Kettle River mine in Washington and certain land and mineral rights at the Kendall mine in Montana. Production ceased at the Lamefoot deposit in the fourth quarter of 2000 and at the Kendall mine in 1998. Crown expects to record a gain on sale from the transaction of approximately $200,000 in the first quarter of 2001.

    On October 18, 2000,(the "Effective Date") Solitario, completed a Plan of Arrangement (the "Plan") with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly-owned subsidiary of Solitario. In connection with the Plan, Solitario issued 6,228,894 shares to Altoro shareholders and option holders. Solitario also reserved 825,241 Solitario shares for issuance upon the exercise of 825,241 warrants which were exchanged for outstanding Altoro warrants. On October 24, 2000, Solitario issued 261,232 shares upon the exercise of the above warrants and 286,231 warrants expired unexercised. After the issuance of the shares in connection with the Arrangement and exercise of the warrants discussed above, Solitario has 23,344,647 shares outstanding of which Crown owns 9,633,585 shares. Primarily as a result of the issuance of Solitario shares in connection with the Plan, Crown's ownership percentage of Solitario was reduced from 57.2% to 41.3% at December 31, 2000. Accordingly, Crown has accounted for its investment in Solitario under the equity method since the Effective Date. Solitario's income, expense and minority interest are included in the Consolidated Statement of Operations of Crown through the Effective Date. Crown's interest in the net assets of Solitario are shown on the Consolidated Balance Sheet as of December 31, 2000 as equity in unconsolidated subsidiary. Crown's share of Solitario's net loss from the Effective Date through December 31, 2000 is shown as equity in loss of unconsolidated subsidiary in the Consolidated Statement of Operations.

    (c)  Considerations Related to Crown's Business

    Exploration and Development.

    Crown's mineral properties are located in the United States and consist of a variety of interests including unpatented and patented claims and fee land held 100% by Crown or under lease or option or purchase agreements. The properties are located in Nevada, Washington, and Utah. Crown's interest in Latin American properties are held by Solitario which has interests in properties located in Peru, Bolivia and Brazil. Crown acts as operator on all of its properties that are not held in joint ventures. The success of projects held under joint ventures that are not operated by Crown is substantially dependent on the joint venture partner. In particular, the operating success of the Crown Jewel Project is largely dependent on Battle Mountain Gold, a subsidiary of Newmont Mining Corporation (both companies collectively, "Newmont"), Crown's joint venture partner. See Properties - Crown Jewel Project.

    After selecting a possible exploration area through its own efforts or with others, Crown compiles reports, reviews past production records, and geologic surveys concerning the area.
Crown then undertakes a field exploration program to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, Crown will generally either conduct geologic drilling programs in an effort to locate the existence of economic mineralization or seek a joint venture partner to undertake such work. If mineralization is delineated, further work will be undertaken to estimate ore reserves, evaluate the feasibility for the development of a mining project, obtain permits for commercial development and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

    Foreign Operations.

    During 1998, 1999 and 2000, Crown had property interests in Mexico and through Solitario, interests in properties located in Argentina, Peru, Bolivia and Brazil. As of December 31, 2000, Crown does not hold any direct property interests outside of the United States. Crown holds a significant investment in Solitario, which is subject to the laws of Peru, Bolivia and Brazil, where it operates. These countries have, from time to time, experienced periods of political and economic instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as, bylaws and policies of the United States
affecting foreign trade, investment and taxation.   Certain other
regions in which Crown may conduct operations have also been subject to political and economic instability, creating uncertainty and the potential for a loss of resources located in these regions.

    Management Services

    Management and technical services are provided to Solitario by Crown pursuant to a management agreement for which Crown receives management fees. Certain directors and officers of Crown are also directors and officers of Solitario. As such, certain of these officers devote a portion of their time to Solitario matters from which Crown may not receive the full benefit. Additionally, the fact that these officers receive cash compensation from Crown and not from Solitario may give rise to certain conflicts of interest between these officers' duties to Crown and to Solitario.

    Sources of Financing.

    The capital required for exploration and development of properties is substantial. Crown has financed operations through the issuance of convertible debentures, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Crown's interest in a certain property in exchange for the expenditure of a specified amount), the sale by Crown of interests in properties or other assets, and the issuance of common stock. Crown will either need to raise cash to fund repayment of its convertible debentures that mature in August 2001 or renegotiate the repayment terms of the debentures. New financing or renegotiated terms may or may not be available on a basis that is acceptable to Crown. As a result, there is substantial doubt about Crown's ability to continue as a going concern. Crown's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If Crown is not successful in generating cash from operating activities or capital raising efforts or is unable to renegotiate the payment terms of current liabilities, Crown may default on its obligations under the debentures. Crown also could be forced to seek protection from its creditors under the bankruptcy laws. There is no assurance that Crown will be able to continue operations. See Properties - Crown Jewel Project-Financing, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

    Crown's Crown Jewel project, as proposed by Newmont, has located necessary millsite claims in excess of the number of unpatented mining claims to be developed. In November 1997 the Solicitor of the Department of the Interior issued an opinion which stated among other things, that the Bureau of Land Management should not approve plans of operation that rely on a greater number of millsite claims than the number of mining claims being developed. Federal Public Law 106-31 mandated reinstatement of the Record of Decision for the Crown Jewel Project and approval of the Plan of Operations, which had respectively been revoked and denied based upon the Solicitor's opinion. An appeal of the approval of the Plan of Operations by project opponents has been denied.

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

    Latin American Properties.

Mexico

    Since 1997, Crown, through contractors and its own employees, has conducted exploration activities in Mexico focusing in the state of Durango. As of December 31, 2000 Crown holds no concessions in Mexico and does not anticipate conducting any work there in 2001.

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

    The domestic exploration programs conducted by Crown are subject to federal, state and local environmental regulations. A substantial portion of Crown's mining claims are on U.S. public lands. The United States Forest Service ("USFS") and Bureau of Land Management ("BLM") extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. Crown may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or mining activity may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

    Future legislation and regulations are expected to continue to emphasize the protection of the environment and, as a consequence, the activities of Crown may be more closely regulated to further the cause of environmental protection. Such legislati
United States

    The following map shows the location of the primary properties in which Crown has interests in the western United States.

    (This is a map illustrating Crown's four properties in the western United States; Lamefoot and Crown Jewel in Washington,
Kendall in Montana, Cord Ranch in Nevada and Kings Canyon in Utah.)

Development Property (Crown Jewel)
Exploration Property, carrying value
  written down, fourth quarter 2000 (Cord Ranch, Kings Canyon)
Royalty Property, sold in January, 2001 (Kendalland Lamefoot)


on and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to Crown and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

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

    Gold Price.

    The future profitability of Crown's operations is significantly dependent on the price of gold. The gold price has fluctuated widely over time due to factors beyond Crown's control and, in the third quarter of 1999, reached a twenty-year low of $251 per ounce. The gold price continued to remain at depressed levels during most of 2000. Many factors influence the price of gold including interest rates, rate of inflation, the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. Crown cannot predict whether gold prices will remain at a level at which its reserves can be mined profitably.

    Insurance.

    The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. Crown maintains insurance coverage consistent with industry practice, but can give no assurance that this level of insurance can cover all risks of harm to Crown associated with being involved in the mining business.

    Employees.

    As of March 5, 2000, Crown employed eight persons, including seven on a full-time basis in the U.S. and one part-time person in Peru. Crown considers its relations with employees to be excellent. All employees are eligible to participate in Crown's stock option plans. None of Crown's employees are covered by a collective bargaining agreement.

Item 2.  Properties

Reserves and Mineral Deposits

    The following table shows gold reserves net to Crown at December 31, 2000:


              Mineable Proven and Probable Reserves

                            Ore          Gold Grade  Contained Gold
                    (Millions of tons)   (oz/ton)     (000 ozs)

Crown Jewel Project       2.14           0.392          839

    Crown's proven and probable reserves are reported as mineable (extractable) ore reserves. Reserves do not reflect recovery losses in the milling process, but do include allowance for
dilution of ore in the mining process.   Metallurgical recovery of
85% was estimated. Due to the continued low price of gold, a gold price of $280 per ounce has been applied to the reserves as of December 31, 2000, compared to a gold price of $325 utilized in 1999. The reserves have been revised downward from the balance at December 31, 1999 due a higher cut-off grade based upon an independent analysis performed by MRA in March 2000 and assuming 100% ownership by Crown. See Crown Jewel Project.

    While Crown has 100% ownership of the Crown Jewel project, the project is currently subject to Newmont's right to acquire a 54% interest under the terms of the Crown Jewel Venture Agreement ("Venture Agreement"). In February 2000, Newmont reclassified its interest in the Crown Jewel project from proven and probable reserves to mineralized materials and wrote off its investment in the Crown Jewel Project as of December 31, 1999. See Crown Jewel Project.

    In addition to the proven and probable reserves shown above, the Crown Jewel Project contains mineral resource deposits (using the lower gold price and higher cut-off grade) reported by MRA of 1,184,000 tons at a grade of 0.403 ounces of gold per ton for a total of 477,000 contained ounces of gold. These tons are included to be mined and processed in the mine plan developed by MRA.

    In addition to the above, Crown has identified mineral deposits on the Cord Ranch and Kings Canyon properties.

    The following discussion summarizes the primary mining properties in which Crown has interests. Company management believes the properties described below are favorable for mineral development, although there is no assurance that any of the properties in which Crown has or may acquire an interest will be economically viable.













Crown Jewel Project

    General. The Crown Jewel project is located on an approximate 8,000-acre property 24 miles east of Oroville, Washington. Crown discovered the Crown Jewel gold deposit in 1988, and has a carrying value of approximately $13.9 million in land, acquisition and exploration costs as of December 31, 2000. The project is currently under joint venture with Newmont.

    The property is held by a combination of fee ownership, private mining leases with options to purchase, state mining leases, with the balance being unpatented mining claims. Royalties payable to third parties vary from 4%-5% net smelter return royalties ("NSR") on certain private parcels, however, the ore body as currently defined is not subject to royalties payable to any third party.

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

    Newmont Joint Venture. In March 1990, Crown entered into an agreement with Battle Mountain Gold Corporation which was acquired by Newmont Mining Corporation in January 2001 (both companies referred to as "Newmont"). The agreement was subsequently modified in May 1994. Under the agreement as modified, Newmont has paid to Crown $18,500,000, and since March 14, 1990, has funded all exploration and permitting on Crown Jewel. Crown does not anticipate receiving additional payments from Newmont under the joint venture agreement. In order to acquire a 51% interest in the project, and an additional 3% interest (to 54%) in the first 1,600,000 ounces of gold from the project, Newmont is required to construct a facility to treat a minimum of 3,000 tons of ore per day and to fully fund exploration and development costs through the commencement of commercial production to acquire its interest. No monies are repayable by Crown to Newmont for the costs Newmont incurs prior to commercial production.

    In January 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. In March 2000, Newmont filed an appeal in Superior Court for the State of Washington for Okanogan County, challenging the PCHB ruling. A hearing date has been set for March 2002 in the appeal. The PCHB ruling creates further delay and uncertainty regarding a timetable for the construction of the project.


    Reserves.  In February  2000, in light of the January 2000
PCHB ruling, Newmont reclassified its interest in the Crown Jewel project from proven and probable reserves to mineralized materials and wrote off its investment in the Crown Jewel Project as of December 31, 1999. Newmont based its decision on the uncertainty about the ability to obtain permits for the Newmont mine plan which contemplates an open-pit mine capable of supporting a 3,000 ton per day mining facility. In February 2000 Crown engaged MRA to conduct an independent analysis of an alternative mine plan that reduces environmental impacts. Crown also engaged Gochnour and Associates ("Gochnour") to evaluate the ability to obtain permits for the alternate mine plan. Based upon the reports of MRA and Gochnour, Crown has determined that the Crown Jewel Project contains sufficient reserves to recover Crown's investment whether developed under the current joint venture agreement or independently by Crown. At December 31, 2000, Crown revised the reserves based upon an analysis by MRA which increased the cut-off grade from 0.155 ounces per ton to 0.20 ounces per ton. The gold price was reduced for Crown's economic analysis of the project from $325 to $280 per ounce.

The following table summarizes the Crown Jewel reserves as of December 31, 2000, as provided by MRA:

Proven and Probable Reserves (100% basis)

                                 Grade     Contained
                       Tons     (oz/ton)     Ounces

Crown Jewel         2,139,000     0.392      839,000

    Reserve Study. The MRA study indicates the deposit could be mined in a combination of underground operations with a small open-cut, with ore processed on site in a mill processing 1,850 tons per day.

The reserve analysis was based on results from 765 drill holes totaling 307,038 feet. MRA's mine design utilizes a 0.20 ounces of gold per ton ("opt") cutoff grade with an 85% metallurgical recovery factor for gold. The assumed economic parameters applied to the design included a $280 gold price, mining costs of $26.20 per ton for underground and $25.74 per ton of ore, including stripping costs, for the open cut. The open cut is assumed to produce 308,000 tons of ore at an average grade of 0.289 opt with a strip ratio of 10.7:1. The MRA design utilizes the waste rock from the open cut for tailings dam construction and to backfill the underground mining areas to reduce subsidence and increase the recoverable underground ounces. The underground mine is assumed to produce 1,831,000 tons of ore at an average grade of 0.410 opt.
The design calls for a processing facility rated at 1,850 tons per day utilizing the parameters developed in the 1992 feasibility study, updated for subsequent engineering studies, for a carbon in leach mill with an 85% recovery factor. The estimated milling costs are $13.60 per ton with project administration estimated at $2.00 per ton.

    Based upon the same cutoff grade, MRA has estimated other mineral deposits of 1,184,000 tons grading 0.403 opt for a total of 477,000 contained ounces within the currently designed underground workings at Crown Jewel.

    The cash operating costs to mine proven and probable reserves and deposits within the underground workings have been estimated by MRA to be approximately $124 per ounce, with capital costs of approximately $91 million (including $21 million of contingency) to bring the project into production.

    Exploration. Crown began an exploration program at Crown Jewel in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Newmont drilled over 550 holes designed to both confirm and expand the known reserve. To date, only 500 acres of the approximate 2,000 acres of prospective skarn geology have been drill-tested.

    Feasibility Study. Prior to the MRA study and Newmont's decision to write off its investment in the Crown Jewel project, Crown relied upon the results of an independent feasibility study commissioned by Newmont in March of 1992. Based on this study, Newmont began development of the Crown Jewel gold deposit based on a mine design utilizing an open pit and a 3,000 ton per day mining facility. Further engineering and reserve studies by Newmont estimated direct cash production costs at approximately $165 per ounce of gold produced. Newmont's mine design estimated capital costs at approximately $80 million to achieve commercial production. Should the joint venture proceed, Newmont will be responsible for funding capital costs. The studies indicated an approximate eight-year mine life with production averaging 175,000 ounces (100% basis) of gold per year.

    Permitting and Development. Newmont submitted its original Plan of Operations to the Washington Department of Ecology ("WDOE") and the United Stated Forest Service ("USFS") in January 1992. In February 1997, the Final Environmental Impact Statement ("FEIS") was filed by the USFS and the WDOE. The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel mine, and alternatives to that plan. Also, in February 1997, the USFS and the Bureau of Land Management issued a favorable Record of Decision ("ROD") selecting Newmont's open pit mining alternative.

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

    In September 1997, an action was filed before PCHB challenging the FEIS and certain permit decisions. On January 19, 2000 PCHB issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Newmont appealed the PCHB ruling in Superior Court for the State of Washington for Okanogan County. A hearing date of March 2002 has been set in the appeal.

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

    Financing. In the event that Newmont is unable to proceed with the project and must relinquish its right to acquire a 54% interest, Crown would then make a decision to either proceed with the project alone or seek a similar joint venture situation with another major mining company. There is no assurance that Crown could successfully pursue either strategy.

    In order to acquire its 54% interest in the project, Newmont is currently funding all general property, exploration and development costs through the start of commercial production, including the construction of a mill facility capable of processing a minimum of 3,000 tons of ore per day. No monies are repayable by Crown to Newmont for the costs incurred through the pre-commercial production stage. Crown will be required to fund its 46% share of production costs upon the start of commercial production.

Other Property Interests

    Cord Ranch Project. In 1989, Crown entered into an exploration and mining agreement with the surface and mineral rights owners of the 34,000-acre Cord Ranch located in Elko County, Nevada. The lease agreement was originally for a term of five years from August 31, 1989 and renewable thereafter. Following several amendments to the agreement Crown terminated its option to earn an interest in
the leased property.   Crown is not planning any future exploration
on the Cord Ranch leased property.

    Two property acquisitions, the Pinon and Dixie Creek properties (collectively the "Pinon Project") immediately adjacent to the Cord Ranch were made in 1990. The Pinon project consisting of approximately 1,880 acres of unpatented claims, was acquired under agreements entered into in October 1990.

    The Pinon Project properties are subject to a joint venture with Royal Standard Minerals Inc. ("Royal Standard") whereby Royal Standard has earned a 70% interest in these properties. In the fourth quarter of 2000, Crown wrote off its remaining land and leasehold investment in the Pinon Project properties due to continued low gold prices with a charge to abandonment expense of $695,000. However, Crown will continue hold the properties while Royal Standard seeks a joint venture partner to further evaluate and develop the deposits.

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

    In the fourth quarter of 2000, Crown wrote off its remaining land and leasehold investment in the Kings Canyon property due to continued low gold prices with a charge to abandonment expense of $578,000. Crown will however continue maintain the property and seek a joint venture partner to further evaluate and develop Kings Canyon.

    Kendall Mine Property. In September 1991, Crown acquired Judith Gold Corporation, whose primary asset was the Kendall property located near Lewiston, Montana. Canyon Resources Corporation leased the Kendall property which entitled Crown to receive a 5% NSR royalty on production at the Kendall gold mine. Mining of ore at the Kendall mine ceased 1998 and the mine site is presently in reclamation. In January 2001, Crown sold its holding in Judith Gold Corporation to Canyon Resources Corporation for 200,000 shares of Canyon common stock.

    Lamefoot Mine Royalty.   In 1992, Crown acquired from various
underlying lease holders a 0.75% NSR royalty interest in the Lamefoot deposit for $306,000. This property lies approximately three miles from the Kettle River Project mill, operated by Echo Bay Mines Ltd. in northeastern Washington state. Crown received approximately $112,000 in royalties from Lamefoot during 2000. Mining ceased at the Lamefoot deposit during the fourth quarter of 2000. In January 2001, Crown sold its holding in Judith Gold Corporation which included the Lamefoot deposit.

MEXICO

    Since 1997, Crown has conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango.

San Juan

    During 1999 Crown entered into agreements which provided that Crown could earn a 100% interest in the 700-acre San Juan property, by making cash payments to concession holders totaling $232,000 over four years, an additional balloon payment of $800,000 as well as meet certain work commitment and payment of taxes. Crown completed a six-hole 3,300 foot drilling program at San Juan during the first quarter of 2000. Based upon the results of that program and the continued low gold price, Crown elected to abandon its interest in the San Juan property during the second quarter of 2000 with a charge to abandonment expense of $59,000. No further work is planned in Mexico as of December 31, 2000.

PERU

    Primarily as a result of the issuance of Solitario shares in connection with the Plan, Crown's ownership percentage of Solitario was reduced from 57.2% to 41.3% at December 31, 2000. Accordingly Crown has accounted for its investment in Solitario under the equity method since the Effective Date. Crown's interest in the net assets of Solitario are shown in the Consolidated Balance Sheet as of December 31, 2000 as equity in unconsolidated subsidiary. As of December 31, 2000, Crown has no direct interest in properties outside of the United States.

Exploration Expenditure Overview

    During 2000, Crown incurred $903,000 in expenditures conducting exploration activities on its properties which included approximately $703,000 in expenditures in South America through Solitario prior to October 18, 2000. Several of Crown's properties are subject to leases and/or options to purchase. Crown was required to make approximately $3,000 in payments for its share of 2000 annual lease and rental obligations and option payments for properties it currently holds. Certain other mining claims and properties not subject to leases were acquired by Crown either by deed or were located by Crown. With respect to the claims and other properties acquired by deed or located by Crown, the obligation required to hold the claims is to pay ad valorem property taxes in the case of the patented mining claims and fee land, and annual rental fees in the case of the unpatented mining claims. See Considerations Related to Crown's Business.


                      2001 WORK COMMITMENTS

    Crown has no work commitments remaining to be fulfilled in 2001.









                              ANNUAL RENTALS
                               Annual Rentals
                   Rental on     and Option Payments
                   Unpatented        for Property     Crown's Share
                   Claims and        Subject to          of Costs
    Property      Concessions      Lease in 2001        in 2001(1)
   U.S.
   Crown Jewel      $ 65,000         $ 35,000           $     -
   Cord Ranch     12,000               -                  -
   Kings Canyon         3,000               -               3,000

   MEXICO                  -                -                  -

   TOTAL:           $ 80,000         $ 35,000           $  3,000

(1) Represents Crown's estimated share of rentals and option payments in 2001 based upon existing joint venture or leasing arrangements. (This estimate does not include costs to be borne by other joint venturers.)

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

Pollution Control Hearings Board

    Since the fourth quarter of 1997, members of the Plaintiffs, and others filed a total of seven actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-186, 98-019 and 99-019) against the
Washington Department of Ecology ("WDOE") before the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal,
challenging the FEIS and certain permit decisions.   Although the
PCHB dismissed or ruled in favor of the WDOE on three of the actions (PCHB 97-146, 97-185 and 98-019), after a consolidated hearing on the remaining actions, in January of 2000, the PCHB issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Newmont filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. A hearing date has been set for March 2002 in the appeal.

United States District Court

    In late May 1997, members of the Plaintiffs filed an action in United States District Court for the District of Oregon against the USFS appealing the Forest Service's issuance of the FEIS, its decision to uphold the ROD and the denial of administrative appeals. On December 31, 1998 the Court affirmed the decisions of the USFS on the adequacy of the FEIS by granting all motions for summary judgement on behalf of the USFS and BMG, while denying all motions of the Plaintiffs. Members of the Plaintiffs appealed the decision to the Ninth Circuit Court of Appeals in April of 1999. The appeal was denied in December of 2000.

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

United States District Court for the District of Oregon

    This action, commenced in November 1999 by members of the Plaintiffs against the Department of the Interior, et al., challenges the reinstatement of the Crown Jewel Record of Decision and the grant of the Plan of Operations for the project. In July 2000, Newmont filed non-merits dispositive motions. Responses and reply briefs on the motions have been received and oral arguments on the dispositive motions were held November 6, 2000. A decision on the motions is expected during the second quarter of 2001.

Department of the Interior

    In May 2000, members of the Plaintiffs filed a protest of the patent application for the grand-fathered Crown Jewel lode claims. The protest was filed in the Washington/Oregon State Bureau of Land Management office. The Department of the Interior has invited Newmont and/or Crown to submit a response to the protest, but has not set a date for such response or a time frame for the resolution of the protest.

    The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time. See Properties - Crown Jewel Project - Permitting and Development.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000

EXECUTIVE OFFICERS

The executive officers of Crown are as follows:




Name and municipality                Position with Crown and business
of residence                Age      experience within the last five years

MARK E. JONES, III           61      Chairman of Crown since 1987,
Houston, Texas                       Chief Executive Officer from 1987 to
                                     1993 and President from September 1989
                                     to November 1990; Chairman of Solitario
                                     since August 1993.

CHRISTOPHER E. HERALD        47      Chief Executive Officer of Crown
Golden, Colorado                    since June of 1999, the President of
                               Crown since November 1990.
                               Chief Executive Officer of Solitario
                                     since June of 1999, President of
                                     Solitario since August 1993.

JAMES R. MARONICK            45      Chief Financial Officer of Crown
Lakewood, Colorado                   since June 1999,  Vice President -
                                     Finance and Secretary/Treasurer of the
                                     Company and Solitario since September
                                     1997; Vice President - Finance and
                                     Secretary/Treasurer of Consolidated
                                     Nevada Goldfields Corporation from
                                     November 1994 to September 1997.

DEBBIE W. MINO               48      Vice President - Investor Relations
Sugar Land, Texas                    of Crown since 1989.

WALTER H. HUNT               49      Vice President - South American
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

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

    The common stock of Crown had been listed and traded on the Nasdaq National Market under the symbol CRRS since 1989. On October 20, 2000 the Nasdaq Stock Market notified Crown that its common stock was no longer listed on the Nasdaq National Market because the stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The common shares of Crown are now traded on the Over the Counter Bulletin Board (OTCBB) under the symbol OTCBB:CRRS.

    Crown's stock has been listed and traded in Canada on The Toronto Stock Exchange ("TSE") since December 10, 1991, under the symbol CRO. In March 2001 the TSE conducted a hearing to review Crown's listing for possible suspension. As a result of that hearing, Crown remains listed and the TSE has deferred consideration of Crown's eligibility for continued listing until July 2001. There can be no assurance that Crown will be able to maintain its current listing on the TSE.

    The following table sets forth the high and low sales prices on the OTCBB and Nasdaq National Market for Crown's common stock for the quarterly periods from January 1, 1999 to December 31, 2000.

                                       Prices (US$)
                                    High           Low
1999:
First Quarter                       3.00           1.50
Second Quarter                      2.25           0.81
Third Quarter                       3.06           1.25
Fourth Quarter                      4.75           1.66

2000:
First Quarter                       2.00           0.94
Second Quarter                      1.19           0.63
Third Quarter                       0.96           0.38
Fourth Quarter                      0.56           0.23

    Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. Crown has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. At March 5, 2001, there were 1,199 record holders of Crown's common stock.

Item 6.   Selected Financial Data

    The selected consolidated financial data set forth below for each of the five years in the period ended December 31, 2000 and as of the years then ended has been derived from the audited consolidated financial statements of Crown (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.

Balance sheet data:                      As of December 31,
 (in thousands)               2000     1999     1998     1997     1996

Total assets                $20,095  $22,709  $36,500  $34,338  $37,113
Current portion
  long term debt             15,000       -        -        -        -
Long term debt                   -    15,000   15,000   15,000   15,000
Working capital (deficit)   (14,211)   4,881    7,839    5,521    5,384
Stockholders' equity          4,695    5,980   17,182   13,979   17,197







Income statement               Years ended December 31,
 data: (in thousands,     2000(1)    1999 (2)    1998     1999     1998
    except per share
 amounts)
Revenues               $ 6,401   $   538     $  610   $  685   $  803
Net loss before change
 in accounting
 principle               (1,659)   (2,666)   (1,928)  (4,979)  (1,571)
Change in accounting
 principle                   -      8,451        -        -        -
Net loss                $(1,659) $(11,117)  $(1,928) $(4,979) $(1,571)
Basic loss per share
 before change in
 accounting principle    $(0.11)   $(0.18)   $(0.13)   $(0.38) $(0.12)
Change in accounting
 principle                   -      (0.58)       -         -       -
Basic loss per share     $(0.11)   $(0.76)   $(0.13)   $(0.38) $(0.12)


(1) Includes the operations of Solitario on a consolidated basis through October 18, 2000. Subsequent to October 18, 2000, the results of Solitario are reflected under the equity method of accounting.
(2) Crown changed its method of accounting for exploration costs and recorded a $8.5 million charge related to the cumulative effect of the change in accounting principle to operations in 1999.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion should be read in conjunction with Crown's consolidated financial statements for the years ended December 31, 2000, 1999 and 1998, included elsewhere in this report. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

     On October 18, 2000,(the "Effective Date") Solitario, completed a Plan of Arrangement (the "Plan") with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly-owned subsidiary of Solitario. In connection with the Plan, Solitario issued 6,228,894 shares to Altoro shareholders and option holders. Solitario also reserved 825,241 Solitario shares for issuance upon the exercise of 825,241 warrants in exchange for Altoro warrants. On October 24, 2000, Solitario issued 261,232 shares upon the exercise of the above warrants and 286,231 warrants expired unexercised. After the issuance of the shares in connection with the Arrangement and exercise of the warrants discussed above, Solitario has 23,344,647 shares outstanding of which Crown owns 9,633,585 shares. Primarily as a result of the issuance of Solitario shares in connection with the Plan, Crown's ownership percentage of Solitario was reduced from 57.2% to 41.3% at December 31, 2000. Accordingly Crown has accounted for its investment in Solitario under the equity method since the Effective Date. Solitario's income, expense and minority interest are included in the Consolidated Statement of Operations of Crown through the Effective Date. Crown's interest in the net assets of Solitario are shown on the Consolidated Balance Sheet as of December 31, 2000 as equity in unconsolidated subsidiary. Crown's share of Solitario's net loss from the Effective Date through December 31, 2000 is shown as equity in earnings of unconsolidated subsidiary in the Consolidated Statement of Operations.

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

     Crown had a net loss of $1.7 million or $0.11 per share in 2000 compared with a net loss before cumulative effect of an accounting change of $2.7 million in 1999 or $0.18 per share and a net loss of 1.9 million or $0.13 per share in 1998.

     Total revenues were $6.4 million in 2000 compared to $0.5
million in 1999 and $0.6 million in 1998.    On April 26, 2000
Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha property for $6 million and a sliding scale net smelter return royalty that varies with the price of gold. In order to effect the transaction, Solitario transferred all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados ("Los Tapados"), to a new operating subsidiary, Minera Solitario Peru. Newmont received all of the outstanding shares of Los Tapados for cash consideration of $5.6 million. The balance of the $6 million, $0.4 million, is being held in a reserve by Newmont and, pending release of certain contingent liabilities, will be paid in four annual payments of $0.1 million plus interest. Crown recorded a gain on the sale of Solitario's Yanacocha property of $5.8 million during the second quarter of 2000, which was partially offset by the minority interest portion of Solitario's net income through the Effective Date. Crown also recorded $100,000 in mineral option proceeds during the first quarter of 2000 from payments related to Solitario's Bongara joint venture in Peru.

Crown's recurring revenues have been primarily derived from its royalty interests and from interest income. Royalty income was $0.1 million in 2000, 1999 and 1998. Royalty income has been from Crown's interest in the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot deposit was mined out during the fourth quarter of 2000 and in January 2001, Crown sold its interest in Judith Gold, which held the Lamefoot royalty. No future royalty income is expected. See Liquidity and capital resources.

     Interest income was $0.3 million in 2000, compared with $0.3 million in 1999 and $0.5 million in 1998. Fluctuations are due to changes in Crown's average invested cash balances. The primary factors resulting in increases in cash balances have been from proceeds received from sales of Solitario's Yanacocha property and the sale of Crown's common stock during 1998. Additionally, the level of exploration activity carried on by Crown has affected the amount of cash available for investment. See Liquidity and Capital Resources.

     During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This brings Crown's accounting method in accordance with the predominant practice in the U.S. mining industry. The $8.5 million cumulative effect of the change on prior years is included in the loss for 1999. The effect of the change on 1999 was to increase the loss before cumulative effect of change in accounting principle by $0.1 million or $0.01 per share. Exploration expense was $0.9 million in 2000 compared to $1.0 million in 1999 primarily as a result of the deconsolidation of Solitario as of the Effective Date and a reduction of exploration activities by Crown in both the United States and Mexico.

     General and administrative expenses in 2000 were $1.2 million compared to $1.4 million in 1999 and $1.5 million in 1998. The lower costs in 2000 and 1999 are the result of decreased exploration activity especially with regard to the United States, the deconsolidation of Solitario, as well as reduced administrative staff and travel.

     Interest expense was $1.0 million in each of 2000, 1999 and 1998 and related exclusively to Crown's convertible debentures.
Included in interest expense is amortization of deferred offering costs of $0.1 million in each of 2000, 1999 and 1998.

     Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon estimated future net cash flows from the asset. Write-downs relating to exploration properties amounted to $2.5 million in 2000 compared to $0.2 million in 1999 and $0.9 million in 1998.

     Included in the write-down for 2000 was the abandonment of the Cord Ranch lease property with a charge to asset write-downs of $1.2 million. Additionally Crown recorded an asset write-down of $1.3 million for the impairment of Crown's interest in the Pinon Range and Dixie Creek prospects at Cord Ranch as well as the impairment of the King's Canyon property in Utah. These impairments of all of Crown's investment is attributable to continued low gold prices and an inability of Crown to complete acceptable joint ventures to explore and develop these properties.

     Minority interest in (income) loss of subsidiary $(2.1) million in 2000 compared to $0.4 million in 1999 and $0.2 million in 1998. The income from Solitario in 2000 was primarily due to Solitario's gain on sale of the Yanacocha property of $5.8 million.

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

     Crown's exploration and development activities and funding opportunities, as well as those of its joint venture partners, may be materially affected by gold price and mineral commodity levels and changes in those levels. The market price of gold and mineral commodities is determined in world markets and is affected by numerous factors which are beyond Crown's control.

     Net cash used in operating activities was $2.4 million in 2000 compared to $2.7 million in 1999 and $1.7 million in 1998. During 2000 the inclusion of Crown's share of Solitario's gain on sale of the Yanacocha property mitigated by the minority interest in the transaction accounted for a significant portion of the change. The change between 1999 and 1998 primarily relate to differences as a result of the inclusion of exploration expenses as an operating cost after the adoption of the change in accounting principle in 1999, rather than as additions to mineral properties in 1998.

     Net cash used in investing activities in 2000 was $1.8 million compared to $0.3 million in 1999 and $1.1 million in 1998. The inclusion of Solitario's $5.6 million proceeds from the Yanacocha sale was offset by the elimination of Solitario's cash as of the Effective Date of $6.9 million when Crown no longer consolidated Solitario and accounted for its investment under the equity method. The primary differences between 1998 and 1999 related to the reductions in property additions which were included as exploration expense of $1.0 million in 1999. Net cash provided by financing activities was $5.1 million during 1998 primarily from the sale of Crown's common stock. There were no such sales of stock in 1999 or 2000

     Crown has budgeted $0.1 million for exploration and development expenditures in 2001 as a result of the deconsolidation of Solitario and the write-down of its exploration properties. Currently Crown is only planning for capital property expenditures related to its Crown Jewel Project. These costs include certain maintenance and legal expenses to maintain Crown's interest as Newmont is paying for 100% of the cost to develop the Project. In the past, Crown's exploration expenditures have constituted the
bulk of its activities.   Accordingly, the deconsolidation as of
the Effective Date and the reduction in Crown's assets related to the change in accounting principle, has affected the comparability of its assets, income and cash flows for the three years ended December 31, 2000.


     During 1999, less than $0.1 million was received from the exercise of stock options. Crown does not anticipate significant exercises of stock options in the foreseeable future.

     Cash and cash equivalents amounted to $1.0 million at December 31, 2000. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at December 31, 2000 was a negative $14.2 million.

     The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As of December 31, 2000, Crown has a working capital deficiency of $14,211,000 and its $15,000,000 convertible debentures, discussed in Note 4 to the accompanying financial statements, are due in August 2001. Crown currently has insufficient liquidity to pay these debentures when due. Management is seeking outside financing to raise additional funds through either borrowing arrangements or the sale of assets to facilitate payment of the debentures. Additionally, management may seek to restructure the terms of the debentures. There is no assurance that Crown will be able to raise sufficient funds or to restructure the debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Convertible Debentures

     On March 22, 2001, Crown paid the interest payment on its $15 million 5.75% Convertible Subordinated Debentures (the "Debentures") which was due on February 27, 2001. By making the payment within 30 days of the due date, Crown remained in compliance with the terms of the Debentures. The last interest payment and the principal are due August 27, 2001. Crown has announced that it is seeking outside secured financing to raise additional cash to facilitate restructuring the Debentures and to maintain and enhance its assets. There can be no assurance that Crown will be able to complete this financing, raise other capital or sell assets to allow for repayment, or restructure of the Debentures on acceptable terms. Under the terms of the Debentures, Crown will be in default if it is unable to pay the final interest or principle when due in August 2001. Should Crown be in default, the Debenture holders have the right to seek a judgement against Crown to obtain payment. Crown's potential inability to pay the interest and principal on the Debentures raises significant doubt as to Crown's ability to continue as a going concern. There can be no assurance that Crown will be able to remove this uncertainty in the near or long term future. As a result of the above, Crown may be forced to seek protection from its creditors under the bankruptcy laws.

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

     Crown estimates during 2001 there will be no work commitments remaining to be fulfilled by Crown on its existing properties.
Crown's estimates it will pay approximately $3,000 for its share of rental obligations and other property payments for 2001.

New Accounting Pronouncements

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard, which is effective for fiscal years beginning after June 15, 2000, sets forth guidelines for recording derivative instruments as assets and liabilities to be reported in the financial statements at fair value and that changes in the fair value of the instruments shall be recognized in the results of operations. This standard, was adopted by the Company in 2001 and did not have a material effect on the Company's financial position, results of operations and cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC views in applying generally accepted accounting principles to revenue recognition as it relates to, among other things, the revenue recognition from non-refundable, up-front payments in connection with service contracts. Crown adopted the provisions of SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on Crown's financial condition or results of operations.

Environmental, Permitting and Legal

     The Final Environmental Impact Statement ("FEIS") on the Crown Jewel project was issued to the public in February 1997. In May of 1997, the United States Forest Service ("USFS") upheld the Record of Decision ("ROD") to approve the Crown Jewel project. In May 1997, an action was filed in U.S. District Court against the USFS appealing its decision to uphold the ROD. This action was dismissed on December 31, 1998. As of December 31, 1999, all substantive permit applications necessary to begin construction have been filed with the various local, state and federal agencies and are undergoing review. As of December 31, 1999, the Crown Jewel project had received favorable decisions on 57 of 70, or 81%, of the total permits necessary on the project. In January of 2000, the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, vacated the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Newmont filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. A hearing date has been set for March 2002 in the appeal. It has not been determined what effect, if any, this ruling will have on other previously issued permits.

     As a result of the PCHB ruling, on February 4, 2000, Newmont announced it was writing off its entire investment in the Crown Jewel Project as of December 31, 1999, and reclassifying the proven and probable reserves to mineralized materials. Because Crown is the holder of 100% of the Crown Jewel project, subject to Newmont's potential earn-in, and that the basis and economics of Crown's interest is materially different than Newmont's interest, Crown engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Crown Jewel project reserves in March 2000. Per the MRA report, Crown is reporting proven and probable reserves of 2,139,000 tons at a grade of 0.392 for a total of 839,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces.

     As part of the analysis of the Crown Jewel reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour and Associates ("Gouchnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicates the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative will also require mitigation of environmental impacts. The Gochnour report concluded the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

There are no assurances that required permits will be issued in a timely fashion, that Crown or Newmont will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project.

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

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

Crown is exposed to market risks associated with changes in interest rates as it relates to its cash and short term investments, and commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of its exploration and development projects.
The $15,000,000, 5.75% convertible debentures due in 2001 are not subject to market risk because they have a fixed interest rate and a repayment amount payable either in cash or common stock of Crown. Crown does not use financial or other derivative instruments to manage market risk. A hypothetical change of one percent in the interest rate earned on short term investments during 2000 would have resulted in an increase or decrease of less than $0.1 million in net income. A change of 10% in the price of gold, silver or zinc would not have had a material change in the assets, liabilities or net income.
Item 8.  Financial Statements and Supplementary Data

                   CROWN RESOURCES CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
Independent Auditors' Report . . . . . . . . . . . . . . . .  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31,
    2000 and 1999  . . . . . . . . . . . . . . . . . . . . .  F-2

  Consolidated Statements of Operations for the years
    ended December 31, 2000, 1999 and 1998 . . . . . . . . .  F-3

  Consolidated Statements of Stockholders' Equity for
    the years ended December 31, 2000, 1999 and 1998 . . . .  F-4

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2000, 1999 and 1998 . . . . . . . . .  F-5

Notes to Consolidated Financial Statements . . . . . . . . .  F-6





































                   INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
  of Crown Resources Corporation
Denver, Colorado


We have audited the consolidated balance sheets of Crown Resources Corporation and subsidiaries (Crown) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2000, have been prepared assuming that Crown will continue as a going concern. As discussed in Note 1, Crown has insufficient liquidity to pay its $15,000,000 convertible debentures, which are due August 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves in 1999.


Deloitte & Touche LLP



Denver, Colorado
March 23, 2001



                               F-1


                                  CROWN RESOURCES CORPORATION

                                  CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                           2000           1999

                                                              (in thousands)
                                                  Assets

Current assets:
  Cash and cash equivalents                               $   971        $ 5,174
  Short-term investments                                       79             87
  Prepaid expenses and other                                  139            114
   Total current assets                                     1,189          5,375

Mineral properties, net                                    13,902         16,772

Other assets:
  Equity in unconsolidated subsidiary                       4,873             -
  Debt issuance costs, net                                     68            170
  Marketable equity securities, at fair value                  -             103
  Assets held for disposition                             -             178
  Other                                                        63            111
   Total other assets                                       5,004            562
                                                          $20,095        $22,709


                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                        $   111        $   205
  Convertible debentures                                   15,000             -
  Other                                                       289            289
    Total current liabilities                              15,400            494

Long term liabilities:
  Convertible debentures                                       -          15,000

Minority interest in consolidated
  subsidiary                                                   -           1,235

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 20,000,000 shares;
    none outstanding                                          -              -
  Common stock, $0.01 par value;
    authorized 50,000,000 shares;
    issued and outstanding 14,553,302
    and 14,539,697 shares                                     146            145
  Additional paid-in capital                               35,045         34,803
  Accumulated deficit                                     (30,496)       (28,837)
  Accumulated other comprehensive loss                         -            (131)
   Total stockholders' equity                               4,695          5,980
                                                          $20,095        $22,709

See notes to consolidated financial statements.



                                               F-2


                                   CROWN RESOURCES CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per                        Years Ended December 31,
  share amounts)                             2000          1999          1998

Revenues:
  Mineral property option proceeds        $     100     $    100      $     -
  Royalty income                                112          104           139
  Interest income                               344          337           471
  Gain (loss) on sale of assets
    and mineral properties                    5,845           (3)           -
      Total revenues                          6,401          538           610

Costs and expenses:
  Exploration                                   903        1,025            -
  Depreciation, depletion and
    amortization                                 39           65           101
  General and administrative                  1,171        1,367         1,526
  Interest                                      971          971           971
  Asset write-downs                           2,542          166           867
  Other, net                                     (2)          (1)          (22)
      Total costs and expenses                5,624        3,593         3,443
Operating income (loss)                         777       (3,055)       (2,833)
Equity in loss of unconsolidated
  subsidiary                                   (295)          -             -
Income (loss) before income
  taxes and minority interest
  and cumulative effect of change
  in accounting principle                       482       (3,055)       (2,833)
Income tax benefit                           (   - )      (   - )         (731)
Income (loss) before minority interest          482       (3,055)       (2,102)
Minority interest in (income)
  loss of subsidiary                         (2,141)         389           174
Net loss before cumulative effect of
  change in accounting principle             (1,659)      (2,666)       (1,928)
Cumulative effect of change in
  accounting principle                           -        (8 451)           -
Net loss                                  $  (1,659)    $(11,117)     $ (1,928)
Per common share:
  Basic and diluted loss
    before cumulative effect of
    change in accounting principle        $   (0.11)    $  (0.18)     $  (0.13)
  Change in accounting principle              (  - )       (0.58)           -
  Basic and diluted loss                  $   (0.11)    $  (0.76)     $  (0.13)
Basic and diluted weighted average
  number of common and common
  equivalent shares outstanding              14,553       14,534        14,345

Pro forma amounts assuming the method
  of expensing exploration costs as
  incurred is applied retroactively:
   Net loss                             $  (1,659)    $ (2,666)     $ (2,878)
   Basic and diluted loss per common
    share                                 $   (0.11)    $  (0.18)     $  (0.20)




See notes to consolidated financial statements.



                                               F-3

                                                  CROWN RESOURCES  CORPORATION

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY







                                                                                       Accumulated
                                                             Additional                   Other
(in thousands, except share                 Common Stock       Paid-in   Accumulated  Comprehensive
 amounts)                                 Shares     Amount    Capital     Deficit        Loss       Total


Balance, January 1, 1998                13,312,829     133      29,653     (15,792)       (15)      13,979


Issuance of shares:
  Exercise of stock options                159,166       2         493          -          -           495
  For services                               8,730      -           32          -          -            32
  In private placement                   1,040,000      10       4,590          -          -         4,600
Comprehensive income (loss):
 Net loss                                       -       -           -       (1,928)        -        (1,928)
 Net unrealized gain on
   marketable equity securities                 -       -           -           -           4            4
Comprehensive loss                              -       -           -           -          -        (1,924)


Balance, December 31, 1998              14,520,725    145       34,768     (17,720)       (11)      17,182

Issuance of shares:
  Exercise of stock options                  6,275      -           11          -          -            11
  For services                              12,697      -           24          -          -            24
Comprehensive income (loss):
 Net loss                                       -       -           -      (11,117)        -       (11,117)
 Net unrealized loss on
   marketable equity securities                 -       -           -           -        (120)        (120)
Comprehensive loss                              -       -           -           -          -       (11,237)


Balance, December 31, 1999              14,539,697   $ 145    $ 34,803    $(28,837)     $(131)     $ 5,980

Issuance of shares:
  For services                             13,605        1          24         -          -             25
Disproportionate share of sale of
  subsidiary stock                                                 218                                 218
Comprehensive income (loss):
 Net loss                                       -       -           -       (1,659)        -        (1,659)
 Net unrealized gain on
   marketable equity securities                 -       -           -           -         131          131
Comprehensive loss                              -       -           -           -          -        (1,528)


Balance, December 31, 2000              14,553,302   $ 146    $ 35,045    $(30,496)     $  -       $ 4,695























See notes to consolidated financial statements.



                                                                F-4

                                    CROWN RESOURCES CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
(in thousands)                                         2000       1999       1998
Operating Activities:
  Net loss                                          $ (1,659)  $(11,117)   $(1,928)
  Adjustments:
    Depreciation, depletion and amortization             141        167        204
    Deferred income taxes                                 -          -        (731)
    Asset write-downs                                  2,542        166        867
    Common stock issued for services                      25         24         32
    Minority interest                                  2,141       (389)      (174)
    Equity in loss of unconsolidated subsidiary          295
    Cumulative effect of change in
      accounting principle                                -       8,451         -
    Loss (gain) on sale of assets                     (5,845)         3         -
    Changes in operating assets and liabilities,
      excluding effects of
        Solitario deconsolidation:
      Bullion inventories                                 -          -          96
      Prepaid expenses and other                         (59)        (1)        32
      Accounts payable and
        other current liabilities                          3        (18)      (136)
    Net cash used in operating activities             (2,416)    (2,714)    (1,738)

Investing Activities:
  Additions to mineral properties                       (258)      (217)    (1,511)
  Receipts on mineral property transactions               -          -         464
  Proceeds from asset sales                            5,725         22         (1)
  Cash effect of Solitario deconsolidation            (6,908)        -          -
  Increase in other assets                              (346)       (64)       (30)
    Net cash used in investing activities             (1,787)      (259)    (1,078)

Financing Activities:
  Sale of common stock                                    -          -       4,600
  Common stock issued under options
      and warrants                                        -          11        495
    Net cash provided by financing
      activities                                          -          11      5,095

Net increase (decrease) in cash and
  cash equivalents                                    (4,203)    (2,962)     2,279

Cash and cash equivalents, beginning of year           5,174      8,136      5,857

Cash and cash equivalents, end of year               $   971    $ 5,174    $ 8,136

Supplemental disclosure of cash flow
information:
  Non-cash transactions:
    Securities received for mineral
      property transactions                          $    -     $    21    $   212
  Disposition of interest in subsidiary                  218         -          -
  Cash paid for interest                                 868        868        868
  Increase in accounts receivable from sale of
      subsidiary                                          -          -          29



See notes to consolidated financial statements.



F-5
1.  Business and Summary of Significant Accounting Policies:

Business

    Crown Resources Corporation (the "Company" or "Crown") engages principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United States and Mexico. Prior to October 18, 2000 Crown held properties in Peru through Solitario Resources Corporation ("Solitario"), which is currently a 41.3%-owned unconsolidated subsidiary.
Crown's operations constitute a single business segment.

    Crown has historically derived its revenues principally from royalty interests and interest income and to a lesser extent from the option and sale of property interests and from the sale of its share of gold produced from its properties.

Basis of presentation

    The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As of December 31, 2000, Crown has a working capital deficiency of $14,211,000 and its $15,000,000 convertible debentures, discussed in Note 4, are due in August 2001. Crown currently has insufficient liquidity to pay these debentures when due.
Management is seeking outside financing to raise additional funds through either borrowing arrangements or the sale of assets to facilitate payment of the debentures. Additionally, management may seek to restructure the terms of the debentures. There is no assurance that Crown will be able to raise sufficient funds or to restructure the debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the debentures, Crown will be in default if it is unable to pay the final interest or principle when due in August 2001. Should Crown be in default, the debenture holders have the right to seek a judgement against Crown to obtain payment.

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














                               F-6
1.  Business and Summary of Significant Accounting Policies
    (Continued):

    On October 18, 2000,("the Effective Date") Solitario, completed a Plan of Arrangement ("the Plan") with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly-owned subsidiary of Solitario. In connection with the Plan, Solitario issued 6,228,894 shares to Altoro shareholders and option holders. Solitario also reserved 825,241 Solitario shares for issuance upon the exercise of 825,241 warrants issued in exchange for Altoro warrants. On October 24, 2000, Solitario issued 261,232 shares upon the exercise of the above warrants and 286,231 the warrants expired unexercised. After the issuance of the shares in connection with the Arrangement and exercise of the warrants discussed above, Solitario has 23,344,647 shares outstanding of which Crown owns 9,633,585 shares. Primarily as a result of the issuance of Solitario shares in connection with the Plan, Crown's ownership percentage in Solitario was reduced from 57.2% to 41.3% at December 31, 2000.

Basis of presentation

    Accordingly, Crown has accounted for its investment in Solitario under the equity method since the Effective Date. Solitario's income, expense and minority interest are included in the Consolidated Statement of Operations of Crown through the Effective Date. Crown's interest in the net assets of Solitario are shown the Consolidated Balance Sheet as of December 31, 2000 as equity in unconsolidated subsidiary. Crown's share of Solitario's net loss from the Effective Date through December 31, 2000 is shown as equity in loss of unconsolidated subsidiary in the Consolidated Statement of Operations.

Use of estimates

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

    Cash equivalents include investments in highly-liquid debt securities with maturities of three months or less when purchased. Investments with longer maturities at the date of purchase are classified as short-term investments.




                               F-7
1.  Business and Summary of Significant Accounting Policies
    (Continued):

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

    Crown records the proceeds from the sale of property interests as a reduction of the related property's capitalized cost.
Proceeds which exceed the capital cost of the property are recorded as revenue. When such proceeds are associated with properties subject to a joint venture, they are recorded as revenue in accordance with the terms of the joint venture and the transfer of the property interest to the joint venture partner during the term of the joint venture.

Asset write-downs

    Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to exploration properties were to $2,542,000 in 2000, $166,000 in 1999 and $867,000 in 1998. The write-down for 2000 included Crown's decision to write off its Cord Ranch and Kings Canyon properties due to low gold prices resulting in a $2,482,000 charge to operations.

Marketable equity securities

    Crown's equity securities are classified as available-for-sale and are carried at fair value. The cost of marketable equity securities sold is determined by the specific identification method.





                               F-8
1.  Business and Summary of Significant Accounting Policies
    (Continued):

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

Loss per share

    The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2000, 1999, and 1998. Securities that could potentially dilute earnings per share, which include stock options, warrants and convertible debt securities, were approximately 3,618,000 shares in 2000, 3,193,000 shares in 1999 and 3,214,000 shares in 1998. The effects of these securities are not included in the computation of diluted per share amounts where their inclusion would be anti-dilutive.

Employee stock compensation plans

    Crown follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the terms of Crowns's stock option plans, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant and, therefore, Crown records no compensation expense on stock options granted to employees and directors.



                               F-9
1.  Business and Summary of Significant Accounting Policies
    (Continued):

Minority interest

    Minority interest represents the minority stockholders' proportionate interest in the equity of Solitario prior to 0ctober 18, 2000. Crown owned 41.3% of Solitario at December 31, 2000 and 57.2% of Solitario at December 31, 1999 and 1998.

New accounting pronouncements

    In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard, which is effective for fiscal years beginning after June 15, 2000, sets forth guidelines for recording derivative instruments as assets and liabilities to be reported in the financial statements at fair value and that changes in the fair value of the instruments shall be recognized in the results of operations. This standard was adopted by Crown in 2001 and did not have a material effect on Crown's financial position, results of operations and cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC views in applying generally accepted accounting principles to revenue recognition as it relates to, among other things, the revenue recognition from non-refundable, up-front payments in connection with service contracts. Crown adopted the provisions of SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on Crown's financial condition or results of operations.

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






                              F-10
2.  Mineral Properties (Continued):

United States

    Crown Jewel Project

    In March 1990, Crown entered into an agreement with Battle
Mountain Gold Company, which was modified in May 1994.   Battle
Mountain Gold Company was subsequently acquired by Newmont Mining Corporation (both companies referred to as "Newmont"). In order to acquire a 51% interest in the project, and an additional 3% interest in the first 1,600,000 ounces of gold from the project, Newmont is required to fund all development and capital costs to commencement of commercial production. Crown is not required to fund or repay costs related to the development and capital costs of the project prior to commercial production.

    On the January 19, 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project.

    In light of the ruling by the PCHB, Newmont reclassified its interest in the Crown Jewel project from proven and probable reserves to mineralized materials and wrote off its investment in the Crown Jewel Project as of December 31, 1999. Crown engaged an independent mining engineering firm Mine Reserves Associates ("MRA") to evaluate an alternative mine plan that would have reduced environmental impacts. Crown also engaged Gochnour and Associates, ("Gochnour") an independent permitting consultant to evaluate the ability to obtain permits for the alternative mine plan. Based upon reports from MRA and Gochnour, Crown has determined the Crown Jewel Project contains sufficient reserves as of December 31, 2000 to recover Crown's investment whether developed under the current joint venture agreement or independently by Crown.

    Cord Ranch

    Crown held a lease for the right to explore and develop the Cord Ranch prospect, a 34,000 acre ranch in the southern portion of the Carlin Gold Trend of Nevada. During 2000, Crown elected not to maintain its interest in the Cord Ranch lease and wrote off its investment with a charge to property abandonment of $1,209,000.







                              F-11
2.  Mineral Properties (Continued):

    Crown also holds certain mineral claims in the Dixie Creek and Pinon Range prospects adjacent to Cord Ranch. In September 1994, Crown signed an agreement which has been assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). As of December 31, 1998, Royal Standard had earned a 70% interest in these properties. Under the terms of the agreement, Royal Standard must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties. In the fourth quarter of 2000, Crown wrote down its entire investment in these prospects with a charge to abandonment expense of $695,000, but still holds the properties while Royal Standard looks for a joint venture partner.

Mexico

    Since 1997 Crown has conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. In early 1999, Crown acquired the San Juan de Minas property covering approximately 700 acres. During 2000 Crown dropped the San Juan de Minas property resulting in a $59,000 write down.
Crown is planning no additional exploration and reconnaissance work in Mexico during 2001.

Peru

    Crown, through Solitario, held exploration concessions or has filed applications for concessions in Peru. At December 31, 2000, Crown holds no direct interest properties located in Peru.

Land leasehold and exploration and development costs

    Mineral property costs for all Crown's properties are
comprised of the following:
                                           December 31,
                                        1999         1999
    (in thousands)
    Land and leasehold costs         $11,176       $14,205
    Exploration and development
      costs                             3,550         3,391
                                       14,726        17,596
    Less accumulated depreciation,
      depletion and amortization         824           824
                                      $13,902       $16,772

    There were no land and leasehold costs related to mineral properties for which exploration activities had not yet identified the presence of economic reserves as of December 31, 2000. This amount totaled $3,035,000 at December 31, 1999.


                              F-12
2.  Mineral Properties (Continued):

    At December 31, 2000 and 1999, the carrying value of the Crown Jewel project amounted to $13,902,000 and $13,737,000 respectively. The Crown Jewel project represents Crown's total proven and probable gold reserves and its only property in development.

    Crown had no foreign assets at December 31, 2000. The net assets of Crown's foreign operations located in Peru and Mexico and included in the consolidated balance sheet are $ 406,000 at December 31, 1999. Crown is exposed to risks normally associated with foreign investments, including political, economic and social instabilities, as well as foreign exchange controls and currency fluctuations. Foreign investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or profitability of future operations.

    Crown's royalty on the Lamefoot deposit in Washington state, which ceased mining during 2000, and the Kendall Mine in Montana, which ceased mining during 1998, were held through its 100% owned-subsidiary, Judith Gold Corporation. In January 2001, Crown sold its entire holding in Judith Gold Corporation to Canyon Resources Corporation for 200,000 shares of Canyon common stock. Crown had completely amortized its investment in Judith Gold Corporation as of December 31, 2000 and will record a gain on sale of approximately $200,000 during the first quarter of 2001.

3.  Investment in Unconsolidated Subsidiary:

    As discussed in Note 1, effective October 18, 2000, Crown accounts for its investment in Solitario under the equity method. The market value of Crown's 9,633,585 shares was $5,673,000 at December 31, 2000. Condensed financial information of Solitario is as follows:

Balance Sheets                          As of December 31,
  (in thousands)                           2000     1999
Assets
Current assets                           $ 6,490   $2,429
Mineral properties, net                    4,873       53
Mineral properties, net                      597      314
 Total assets                            $11,960   $2,796
Total liabilities and
  stockholders' equity
Current liabilities                      $   151       46
Stockholders' equity                      11,809    2,750
 Total liabilities and
   stockholders' equity                  $11,960   $2,796



                               F-13
3.  Investment in Unconsolidated Subsidiary (continued):

Statements of Operations               Year ended December 31,
  (in thousands)                        2000     1999     1998
Revenues                               $6,271  $   263   $  200
Costs and Expenses                      1,986    1,172      605
Income (loss before cumulative effect
  of change in accounting principle     4,285     (909)    (405)
Change in accounting principle             -    (5,094)      -
Net income (loss)                      $4,285  $(6,003)  $ (405)

4.  Convertible Debentures:

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

    On March 22, 2001, Crown paid the interest payment on its $15 million 5.75% Convertible Subordinated Debentures ("the Debentures") which was due on February 27, 2001. By making the payment within 30 days of the due date, Crown remained in compliance with the terms of the Debentures. The last interest payment and the principal are due August 27, 2001. As discussed in
Note 1, Crown is seeking alternatives to provide sufficient liquidity to renegotiate or repay the debentures.

    Neither the Debentures nor the common stock issuable upon conversion of the Debentures are registered under the Securities
Act of 1933. Debt offering costs are being amortized over the life of the Debentures.

5.  Income Taxes:

    Crown's income tax expense (benefit) from continuing operations consists of the following:

    (in thousands)                   2000     1999      1998
    Deferred:
      U.S.                        $(1,486)  $   23    $   59
      Foreign                        (347)     126        85
    Operating loss and credit
       carryovers:
       U.S.                          1,486     (23)     (790)
      Foreign                         347     (126)      (85)
    Income tax expense (benefit)  $    -    $   -     $ (731)


                              F-14
5.  Income Taxes (Continued):

    Consolidated loss before income taxes includes losses from foreign operations of $750,000, $1,030,000, and $542,000 in 2000,
1999 and 1998, respectively.

    Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary components of deferred income taxes result from exploration and development costs, depreciation, depletion and amortization expenses, and property abandonments.

    During 1999 and 1998 Crown recognized income tax deductions of $18,000, and $200,000, respectively, from the exercise of non-qualified stock options. There were no such exercises during 2000. Stockholders' equity has been credited in the amount of $68,000 in 1998, for the income tax benefits of these income tax deductions net of valuation allowances. There were no such amounts credited to stockholders' equity in 2000 and 1999 as a valuation allowance has been provided.

    The net deferred tax (assets)/liabilities in the accompanying
December 31, 2000 and 1999 balance sheets include the following components:

    (in thousands)                       2000           1999
    Deferred tax assets:
     Net operating loss (NOL)
       carryovers                     $ 8,060         $9,610
     Capital loss carryovers              261          2,127
     Alternative minimum tax (AMT)
       credit carryovers                       325            325
     Investment in Peru subsidiary         -           2,722
     Investment in equity method
      investee                          1,110             -
     Other                                 78            121
     Valuation allowance               (5,569)       (10,285)
    Deferred tax assets                 4,265          4,620

    Deferred tax liabilities:
     Exploration and development
       costs                            3,819          4,161
     Depreciation, depletion and
      amortization                        446            459
     Other                                 -              -
    Deferred tax liabilities            4,265          4,620
    Net deferred tax (assets)
      liabilities                      $   -          $   -




                              F-15
5.  Income Taxes (Continued):

    During 1999, Crown recognized a deferred tax asset relating to its investment in its Peru subsidiary which was disposed of in 2000. A full valuation allowance has been provided against this deferred tax asset.







    A reconciliation of expected federal income tax expense
(benefit) from continuing operations at the U.S. Federal tax rate of 34% with the expense (benefit) for income taxes is as follows:
    (in thousands)                    2000      1999     1998
    Expected income tax (benefit)  $   164   $(1,039) $  (963)
    Nondeductible foreign
      expenditures                      62        31       26
    Disposition and deconsolidation
      of investment in Argentina        -         -     2,480
    Disposition of investment
       in Peru                        1,916    (2,373)      -
    Deconsolidation of Solitario     2,240        -        -
    State income tax benefit           309      (363)      (4)
    Change in valuation allowance   (4,663)    3,742   (2,057)
    Other                              (28)        2     (213)
    Income tax (benefit)            $   -    $    -   $  (731)

    At December 31, 2000 Crown had unused U.S. NOL and capital loss carryovers of approximately $22,613,000 and $768,000, respectively, which begin to expire in 2004. In addition, Crown has approximately $325,000 of U.S. AMT credit carryovers which can be carried forward indefinitely. At December 31, 2000, Crown has Mexico NOL carryovers of $1,093,000 which begin to expire as early as 2003.

6.  Fair Value of Financial Instruments:

    For certain of Crown's financial instruments, including cash and cash equivalents, short-term investments, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Crown's marketable equity securities are carried at their estimated fair value, based on quoted market prices. The estimated fair value of the Company's Debentures was $3,000,000 and $8,250,000 at December 31 2000 and 1999, respectively, based on quoted market prices.










                              F-16
7.  Commitments and Contingencies:

    In acquiring its interests in minerals claims and leases, Crown has entered into lease agreements which generally may be canceled at its option. Crown is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. Crown estimates its 2001 mineral property rentals and option payments to be approximately $115,000. Based upon existing joint venture or leasing arrangements, the entire amount of these payments will be made by Crown's joint venture partners. Additionally, Crown has no estimated work commitments for 2001.

    Crown has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 2000, 1999 and 1998 was $45,000, $49,000 and
$53,000, respectively.

    Crown leases office space under non-cancelable operating leases providing for minimum annual rent payments of $33,000 in 2001, with no fixed commitments thereafter. Rent expense for all leases was $78,000, $83,000 and $82,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.  Stock Option Plans:

    Under Crown's 1988 Stock Benefit Plan ("1988 Plan"), the Board of Directors granted:(a) incentive stock options, as defined in
Section 422A of the Internal Revenue Code of 1986, as amended, to any employee of Crown or to any employee of any parent or subsidiary of Crown; (b)options other than incentive stock options (non-qualified stock options); (c) grant stock appreciation rights or cash bonus rights; (d) award stock bonuses; and (e) grant stock purchase rights and sell stock subject to certain restrictions.

    Up to 1,500,000 shares were reserved for issue under the 1988 Plan. Grants may no longer be made under the 1988 Plan. As of December 31, 2000, 545,000 shares remained available for future issuance under the 1988 Plan consisting of those already granted. Stock options that have been granted under the 1988 Plan have been issued at the market price of the common stock at the date of the grant.

    On June 27, 1991, Crown's shareholders approved the Crown Resources Corporation 1991 Stock Incentive Plan ("1991 Plan"). The Board of Directors has reserved 1,500,000 shares of Crown common stock for grants under the 1991 Plan. Options granted under both plans generally expire five years from the date of grant.



                              F-17
8.  Stock Option Plans (Continued):

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

    Options granted under the 1991 Plan are granted at the market price of the common stock at the date of grant, except for non-qualified options granted to non-directors, which price cannot be less than the average price for the five business days immediately preceding the date of grant. As of December 31, 2000, shares available for issue, including those already granted, totaled 1,116,251 shares.

    The activity in the 1988 Plan for the three years ended
December 31, 2000 is as follows:

                    2000             1999             1998
                      Weighted         Weighted         Weighted
                      Average          Average          Average
               Amount  Price    Amount  Price(1) Amount Price(1)
Outstanding,
  beginning
  of year          557,500   2.13   576,250   4.22    576,250   5.74
Granted            -               -                  -
Exercised               -            (3,000)  1.75         -
Expired       (12,500)  1.75   (15,750)  4.06         -
Outstanding,
  end of year  545,000  2.14   557,500   2.13    576,250   4.22
Exercisable,
  end of year  545,000  2.14   493,250   2.07    425,250        4.17

    (1) In June 1999 and 1998, the board of directors voted to reprice existing options for current employees, officers and directors to $1.75 per share and $4.06 per share, respectively, which was the market price of Crown's stock.

    The options outstanding under the 1988 Plan have a weighted average remaining contractual life of 1.0 years.



                               F-18
8.  Stock Option Plans (Continued):

    The activity in the 1991 Plan for the three years ended
December 31, 2000 is as follows:

                    2000             1999             1998
                      Weighted         Weighted         Weighted
                      Average          Average          Average
               Amount  Price(1) Amount  Price(1) Amount Price(1)
Outstanding,
  beginning
  of year         1,112,600  1.93  1,115,616  4.16  1,026,432  4.97
Granted        296,455  1.04    326,547  1.76    257,080  4.05
Exercised           (13,605) 1.75    (15,972) 1.85   (167,896) 3.14
Forfeited            -                -                -
Expired        (295,575) 1.85   (313,591) 4.50         -
Outstanding,
  end of year 1,099,875 1.71  1,112,600  1.93  1,115,616  4.16
Exercisable,
  end of year   900,625 1.77    886,850  1.93    982,991  4.16

    (1) In June 1999 and June 1998, the board of directors voted to reprice all existing options for current employees, officers and directors to $1.75 per share and $4.06 per share, respectively, which was the market price of Crown's stock.

    The options outstanding under the 1991 Plan have a weighted average remaining contractual life of 2.4 years.

    As a result of the repricing of existing options in 1998 and 1999, (under both the 1988 and 1991 Plans) Crown began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (an interpretation of APB 25). Accordingly, an increase in the current market price of Crown common stock above the higher of the option strike price and the market price of Crown's common stock as of July 1, 2000, multiplied by vested options outstanding will be recorded as compensation expense in the period of the price increase. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. There was no compensation expense recorded during 2000 as a result of variable accounting for the repriced options.








                               F-19
8.  Stock Option Plans (Continued):

    Pro forma information has been computed as if Crown had accounted for its stock options under the fair value method of SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998 grants, respectively: risk-free interest rates of 6.65%, 5.69%, and 5.52%; dividend yields of 0%; volatility factors of the expected market price of Crown's common stock of 66%, 66% and 43%; and a weighted average expected life of the options of 4.2 years in 2000, 2.4 years in 1999 and 2.8 years in 1998. The weighted average fair values of the options granted are estimated at $0.59, $0.76, and $1.35 per share in 2000, 1999 and 1998, respectively. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

(In thousands, except
      per share amounts)           2000       1999       1998
    Net loss
      As reported              $ (1,659)  $(11,177)   $(1,928)
      Pro forma                  (1,826)   (12,297)    (3,179)

    Basic and diluted
      loss per share
      As reported               $ (0.11)   $ (0.76)     (0.13)
      Pro forma                   (0.13)     (0.85)     (0.22)

9.  Stockholders' Equity:

    Crown is authorized to issue 20,000,000 shares of $0.01 par value preferred stock and has issued 1,000,000 shares of nonconvertible preferred stock to a subsidiary which is eliminated in consolidation.

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

                               F-20
10.  Pro Forma Consolidated Financial Information - Unaudited:

    As described in Note 1, Solitario acquired 100% of the outstanding common stock of Altoro (the "Transaction"). Subsequent to the Effective date and as a result of the Transaction, Crown has been accounting for its interest in Solitario under the equity method. Accordingly the accompanying consolidated statements of operations do not include any revenue or expense of Solitario after the Effective Date. The pro forma results, assuming the transaction occurred January 1, 1999 are as follows:

                                    Year ended December 31,

(in thousands)                             2000       1999
Revenues                             $  232     $  276
Net loss                              $2,795     $9,049
Basic and diluted loss per share      $ 0.19     $ 0.62


11. Selected Quarterly Financial Data (Unaudited):

(in thousands)                      2000                      1999
                           March    June   Sept.     March    June    Sept.
                             31,     30,    30,        31,     30,     30,
Revenues                   $  190  $5,955  $  187    $  211  $  127  $   92
Net income (loss)          $ (813) $1,493  $ (446)   $ (731) $ (679) $ (679)
Basic and diluted
  income (loss) per share  $(0.06) $ 0.10  $(0.03)   $(0.05) $(0.05) $(0.04)

    The above quarterly data do not reflect any pro forma adjustments to give effect to the deconsolidation of Solitario as disclosed in Note 1 and 10. During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs as described in Note 2. This change in accounting principle was applied retroactively to January 1, 1999. The above quarterly financial data for 1999 are the amounts as reported during 2000 to reflect the restatement of the amounts previously reported during 1999.
















                              F-21

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not Applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a) Directors.

     The information with respect to directors required under this item is incorporated herein by reference to the table set forth under the section captioned Election of Directors in Crown's Proxy Statement in connection with the annual meeting of shareholders to be held on June 26, 2001 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     (b) Executive Officers.

     The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

     The information required under Item 11, Item 12 and Item 13 is incorporated herein by reference to the sections entitled Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Executive Compensation, respectively, in Crown's Proxy Statement in connection with the annual meeting of shareholders to be held June 26, 2001, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a) 1. Consolidated Financial Statements: Index on page 29 of this Report.

    2. Exhibits. The exhibits as indexed on pages 37 through 40 of this Report are included as a part of this Form 10-K.

(b)     Reports on Form 8-K:

     On October 18, 2000 a report on form 8-K regarding the completion of a Plan of Arrangement whereby Solitario acquired 100% of the outstanding shares of Altoro Gold Corp.



     On February 9, 2001, a report on form 8-K/A with the pro forma financial information relating Solitario merger with Solitario
Altoro as described in the current report 8K dated October 18, 2000.

(d)  1.   Consolidated balance sheets of unconsolidated subsidiary,
          Solitario Resources Corporation, as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders's equity and cash flows for the three years ended December 31, 2000.

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

10.3      Crown Jewel Venture Agreement, dated effective
          January 4, 1991, between Crown Resources
          Corporation, Crown Resource Corp. of Colorado, Gold
          Texas Resources U.S., Inc., and Newmont Gold
          Company (incorporated by reference to Exhibit 10.10 to the 1991 S-4 Registration Statement).

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

10.21     Stock Purchase Agreement dated February 2,
          2000 between Newmont Peru Limited and
          Solitario Resources Corporation.

10.22 First Amendment to Stock Purchase Agreement, dated April 26, 2000, between Newmont Peru
          Limited and Solitario Resources Corporation.

10.23     Change in Control Agreement, dated June 19,
          2000, between Crown Resources Corporation and
          Christopher E. Herald.

10.24     Change in Control Agreement, dated June 19,
          2000, between Crown Resources Corporation and
          Mark E. Jones, III.

10.25     Change in Control Agreement, dated June 19,
          2000, between Crown Resources Corporation and
          James R. Maronick.

10.26 Arrangement Agreement between Altoro Gold Corp of Vancouver, B.C. and Solitario Resources
          Corporation to proceed with a merger by way of a Plan of Arrangement.


18.1 Deloitte and Touche letter regarding change in accounting principle.

11 Statement regarding computation of per share earnings.

21        Subsidiaries of the registrant.

23.1      Consent of Deloitte & Touche LLP.

25        Powers of attorney.

99 Consolidated balance sheets of unconsolidated subsidiary, Solitario Resources Corporation, as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders's equity and cash flows for the three years ended December 31, 2000.

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


                               Date:  March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                 Date

/s/ Christopher E. Herald    Principal Executive      March 30, 2001
Christopher E. Herald         Officer and Director
Chief Executive Officer

/s/ James R. Maronick        Principal Financial      March 30, 2001
James R. Maronick             and Accounting Officer
Vice President - Finance






/s/ Mark E. Jones, III    *
Mark E. Jones, III

/s/ J. Michael Kenyon     *
J. Michael Kenyon
                                  A majority of
/s/ Linder G. Mundy       *       the Board of       March 30, 2001
Linder G. Mundy                   Directors

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

3427:  10.11  Agreement, dated September 8, 1994, between Crown
            Resource Corp. of Colorado and Pinon Exploration
           Corporation (incorporated by reference to Exhibit
3430: 10.1 to Crown Resources Corporation's Form 10-Q for the quarter ended September 30, 1994).

3433:   10.12  Stock Purchase Agreement, dated September 9, 1994,
3434:   between Cyprus Gold Exploration Corporation and
3435:   Crown Resource Corp. of Colorado, relating to the
Shares of Capital Stock of Pinon Exploration
3437:    Corporation (incorporated by reference to Exhibit
  10.18 to Crown Resources Corporation's Form 10-K for the year ended December 31, 1995).


3442:   10.13   First Amendment to Agreement between Crown
  Resource Corp. Of Colorado and Pinon Exploration
   Corporation (incorporated by reference to Exhibit
3445:    10.18 to Crown Resources Corporation's Form 10-K
3446:    for the year ended December 13, 1995).

3448:   10.14   Third Amendment to Mining Agreement between United
 States National Bank of Oregon, as Trustee for
 William Cord Pereira, Virginia Lee Pereira, Philip
Kirk Pereira, Patrick Clay Pereira and Susan
 Michael Pereira, as Beneficiaries of the Pereira
3453:    Children's Trust and Crown Resource Corp. of
    Colorado (incorporated by reference to Exhibit
3455:  10.19 to Crown Resources Corporation's Form 10-K
3456:    for the year ended December 31, 1995).

3458:   10.15    Letter Agreement, dated December 24, 1996, between
Cominco Peru s.r.l. and Minera Los Tapados S.A.
(incorporated by reference to Exhibit 10.18 to
   Crown Resources Corporation's Form 10K for the
3462:   year ended December 31, 1996).

Subscription Agreement and Warrant, dated February
3465:   27, 1997, between Crown Resource  Corp. of
3466:   Colorado and Solitario Resources Corporation
3467:   subscribing for 1,500,000 units (a unit consisting
3468:    of one share of common stock and one share
 purchase warrant) of Solitario Resources
3470:  Corporation common stock.

3472: 10.17 Stock Purchase Agreement, dated February 23, 1998,
3473:   between Crown Resources Corporation and The
3474:    Equitable Life Assurance Society (incorporated by
  reference to Exhibit 10.1 to Crown Resources
 Corporation's Form 8-K, dated February 27, 1998).


3479:  10.18  Restated Agreement, dated December 15, 1998
3480:   between Minera Los Tapados and Cominco, to amend
3481:    the agreement dated December 24, 1996.

10.19  Letter Agreement, dated October 7, 1998 between
3484:  Minera Los Tapados and Billiton Exploration and
3485:  Mining Peru, B.V. regarding the exploration and
3486:    development of the Company's Soloco property in
3487:    Peru.

3489:   10.20 Letter Agreement, dated January 22, 1999 between
3490:   Minera Los Tapados and Placer Dome del Peru,
3491:  S.A.C. regarding exploration and development of
3492:    the Company's Yanacocha property in Peru.

3494:  10.21 Stock Purchase Agreement dated February 2, 2000 between Newmont Peru Limited and Solitario
3496:    Resources Corporation.

10.22  First Amendment to Stock Purchase Agreement, dated
April 26, 2000, between Newmont Peru Limited and
  Solitario Resources Corporation.

10.23Change in Control Agreement, dated June 19, 2000,
3503:   between Crown Resources Corporation and
 Christopher E. Herald.

10.24     Change in Control Agreement, dated June 19, 2000,
3507:    between Crown Resources Corporation and Mark E.
 Jones, III.

10.25   Change in Control Agreement, dated June 19, 2000,
3511: between Crown Resources Corporation and James R.
3512:  Maronick.

10.26    Arrangement Agreement between Altoro Gold Corp of
Vancouver, B.C. and Solitario Resources
Corporation to proceed with a merger by way of a Plan of Arrangement.

11 Statement regarding computation of per share earnings.

18.1 Deloitte and Touche letter regarding change in accounting principle

21   Subsidiaries of the registrant.

23.1        Consent of Deloitte & Touche LLP.

25   Powers of attorney.

99 Consolidated balance sheets of unconsolidated subsidiary, Solitario Resources Corporation, as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders's equity and cash flows for the three years ended December 31, 2000.

                                                                 Exhibit 11


                        CROWN RESOURCES CORPORATION

             Statement Re:  Computation of Per Share Earnings

                 (in thousands, except per share amounts)



                            December 31,  December 31,   December 31,
                               2000          1999            1998
Outstanding at
beginning of year             14,540        14,521         13,313

Issued during the year            13            19          1,208

Outstanding at end of year    14,553        14,540         14,521



Weighted average number
of shares outstanding
during the year               14,553        14,534         14,345


Net loss for year           $ (1,659)     $(11,117)       $(1,928)

Basic and diluted loss
per common share             $ (0.11)      $ (0.76)       $ (0.13)

























                                                       Exhibit 21



                   CROWN RESOURCES CORPORATION

                     Schedule of Subsidiaries

                        December 31, 2000


    Crown Resource Corp. of Colorado (100%, incorporated in
    Colorado)

    Solitario Resources Corporation (formerly Crown Minerals
    Corp.) (41.3%-owned subsidiary of Crown Resource Corp. of
    Colorado, incorporated in Colorado)

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

    Gold Capital Corporation (100%, incorporated in the state of Washington)

         Gold Texas Resources Ltd. (100%-owned subsidiary of Gold
         Capital Corporation, incorporated in British Columbia,
         Canada)

    Judith Gold Corporation (100%, incorporated in Montana)

    Group Crown Exploration (100%, incorporated in Mexico City,
Mexico)























                                                     Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration
Statement Nos. 33-31754 and 33-57306 of Crown Resources Corporation on Form S-8 of our report dated March 23, 2001, appearing in this Annual Report on Form 10-K of Crown Resources Corporation for the year ended December 31, 2000.






DELOITTE & TOUCHE LLP

Denver, Colorado
March 23, 2001








































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



NAME                                                  DATE



Mark E. Jones, III



Christopher E. Herald



J. Michael Kenyon



Linder G. Mundy



Steven A. Webster



David R. Williamson
                                                 Exhibit 99

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  of Solitario Resources Corporation
Denver, Colorado

We have audited the consolidated balance sheets of Solitario Resources Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000 which, as described in Note 1, have been prepared on the basis of accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solitario Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet at December 31, 2000 includes land and leasehold costs of $4,873,000. Note 1 to the consolidated financial statements emphasizes that the recovery of these costs is ultimately dependent upon the development of economically recoverable ore reserves, the ability of the Company to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for exploration costs on properties without proven and probable reserves in 1999.

Deloitte & Touche LLP

Denver, Colorado
March 23, 2001
COMMENTS BY INDEPENDENT AUDITORS FOR CANADIAN READERS ON U.S.-
CANADA REPORTING CONFLICT

To the Board of Directors and Stockholders
   of Solitario Resources Corporation
Denver, Colorado

In Canada, reporting standards for auditors do not permit the addition of explanatory paragraphs in the auditors' report to emphasize a matter when such matter is adequately disclosed in the notes to the financial statements. Our report to the Board of Directors and Stockholders dated March 23, 2001 is expressed in accordance with auditing standards generally accepted in the United States of America, which permits the inclusion of an explanatory paragraphs in the auditors' report to emphasize a matter regarding the financial statements.



Deloitte & Touche LLP

Denver, Colorado
March 23, 2001


                                 SOLITARIO RESOURCES CORPORATION

                                   CONSOLIDATED BALANCE SHEETS



                                                               December 31,
(in thousands of U.S. dollars,                             2000           1999
  except share amounts)

                                              Assets

Current assets:
  Cash and cash equivalents                             $ 6,334         $ 2,386
  Restricted cash                                           116              -
  Prepaid expenses and other                                 40              43
   Total current assets                                   6,490           2,429

Mineral properties, net                                   4,873              53
Assets held for sale                                         -              178
Marketable equity securities, at fair value                 220             103
Other assets                                                377              33
                                                        $11,960         $ 2,796



                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                      $    70         $     7
  Due to CRCC                                                81              39
    Total current liabilities                               151              46


Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 10,000,000 shares;
    none outstanding                                         -               -
  Common stock, $0.01 par value;
    authorized 50,000,000 shares;
    issued and outstanding 23,344,647
    and 16,854,521                                          234             169
  Additional paid-in capital                             21,147          16,507
  Accumulated deficit                                    (9,510)        (13,795)
  Accumulated other comprehensive income                    (62)           (131)
    Total stockholders' equity                           11,809           2,750
                                                        $11,960         $ 2,796

See notes to consolidated financial statements.


    On behalf of the Board:




    Christopher E. Herald,                  Daniel Leonard,
    Director                           Director

                                 SOLITARIO RESOURCES CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS



(in thousands of U.S. dollars,                Years ended December 31,
  except per share amounts)             2000           1999            1998


Revenues:
  Mineral property option
   proceeds                           $    100       $    100        $     -
  Gain on sale of assets                 5,811             19             -
  Interest income                          360            144             200
                                         6,271            263             200
Costs and expenses:
  Exploration                            1,182            666              -
  Depreciation, depletion and
    amortization                            18             35              10
  General and administrative               372             75             112
  Management fees - CRCC                   414            333              89
  Asset write-downs                         -              63             403
  Other, net                                -              -               (9)
                                         1,986          1,172             605
Net income (loss) before
  cumulative effect of change in
  accounting principle                   4,285           (909)           (405)
Cumulative effect of change in
  accounting principle                      -          (5,094)             -
Net income (loss)                     $  4,285       $ (6,003)       $   (405)

Earnings (loss) per common share:
Basic before cumulative effect of
    change in accounting principle    $   0.24       $  (0.05)       $  (0.02)
   Change in accounting principle           -           (0.31)             -
  Basic earnings (loss) per share     $   0.24       $  (0.36)       $  (0.02)
Diluted before cumulative effect of
     change in accounting principle   $   0.23       $  (0.05)       $  (0.02)
   Change in accounting principle           -           (0.31)             -
  Diluted earnings (loss) per share   $   0.23       $  (0.36)       $  (0.02)

Weighted average of shares outstanding:
  Basic                                 18,163         16,855          16,855
  Diluted                               18,350         16,855          16,855

Pro forma amounts assuming the method
  of expensing exploration costs as
  incurred is applied retroactively:
    Net income (loss)                 $  4,285       $   (909)       $   (923)
    Basic income (loss) per common
      share                           $   0.24       $  (0.05)       $  (0.05)



See notes to consolidated financial statements.

                                                 SOLITARIO RESOURCES CORPORATION

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                     Accumulated
(in thousands of U.S.                         Additional                 Other
  dollars except share          Common Stock    Paid-in  Accumulated Comprehensive
  amounts)                    Shares   Amount   Capital     Deficit     Income     Total

 Balance at January 1,
  1998                       16,854,521 $ 169   $16,507     $(7,387)      $  -   $ 9,289
Comprehensive income (loss):
  Net loss                           -     -         -         (405)         -      (405)
  Net unrealized gain on
    marketable equity
    securities                       -     -         -           -           17       17
Comprehensive loss                                               -           -      (388)
Balance at December 31,
  1998                       16,854,521   169    16,507      (7,792)         17    8,901
Comprehensive income (loss):
  Net loss                           -     -         -       (6,003)         -    (6,003)
  Net unrealized loss on
    marketable equity
    securities                       -     -         -           -         (148)    (148)
Comprehensive loss                                                           -    (6,151)
 Balance at December 31,
  1999                       16,854,521   169    16,507     (13,795)       (131)   2,750
Shares issued:
  Acquisition of Altoro       6,228,894    62     4,464          -            -    4,526
  Exercise of warrants          261,232     3       176          -            -      179
Comprehensive income (loss):
  Net income                         -      -        -        4,285           -    4,285
  Net unrealized gain on
    marketable equity
    securities                       -     -         -           -           69       69
Comprehensive income                                                         -     4,354
  Balance at December 31,
  2000                       23,344,647 $ 234   $21,147    $ (9,510)    $   (62) $11,809





See notes to consolidated financial statements.

                                   SOLITARIO RESOURCES CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands of U.S. dollars)                          Years ended December 31,
                                                  2000            1999            1998

Operating activities:
  Net income (loss)                             $ 4,285         $(6,003)         $ (405)
  Adjustments:
    Depreciation, depletion and amortization         18              35              10
    Asset write-downs                                -               63             403
    Gain on asset sales                          (5,811)            (19)             -
    Cumulative effect of change in
      accounting principle                           -            5,094              -
    Other                                            99              -               -
    Changes in operating assets and liabilities,
      excluding effects of acquisition:
      Prepaid expenses and other current
        assets                                      (77)            (11)             24
      Accounts payable                              (73)            (12)            (61)
      Due to CRCC                                    42              34              (8)
    Net cash used in operating activities        (1,517)           (819)            (37)

Investing activities:
  Payments for acquisition, net
    of cash acquired                               (374)             -               -
  Additions to mineral properties and other         (55)             -             (991)
  Receipts on mineral property transactions          -               -              434
  Proceeds from asset and mineral
    property sales                                5,715              19              -
  Decrease (increase) in other assets                -              (59)            (11)
    Net cash provided by (used in)
      investing activities                        5,286             (40)           (568)

Financing activities:
  Issuance of common stock                          179              -               -
    Net cash provided by financing activities       179              -               -

Net increase (decrease) in cash and
  cash equivalents                                3,948            (859)           (605)
Cash and cash equivalents, beginning
  of year                                         2,386           3,245           3,850
Cash and cash equivalents, end of year          $ 6,334         $ 2,386         $ 3,245

Supplemental disclosure of cash flow
  information:
  Noncash investing and financing activities:
    Securities received for mineral property
      transactions, sale of Argentina subsidiary     -              21             212
    Increase in accounts receivable from sale
      of Argentina subsidiary                        -               -               29

See notes to consolidated financial statements.

1.   Business and Summary of Significant Accounting Policies:

     Business and company formation

     Solitario Resources Corporation (the "Company" or "Solitario") engages principally in the acquisition, exploration, and development of mineral properties. Solitario's mineral properties are located in Brazil, Bolivia and Peru. The Company was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resource Corp. of Colorado ("CRCC"). On October 18, 2000 Solitario completed a Plan of Arrangement ("the Plan") whereby Solitario issued 6,228,894 shares of its stock to the shareholders of Altoro Gold Corp. ("Altoro") in exchange for 100% of the outstanding shares of Altoro. After the issuance of shares in connection with the Plan, CRCC owns 41.3% of Solitario as of December 31, 2000. See
Note 9.

     Financial reporting

     The consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and are expressed in U.S. dollars. See Note 11 for differences between Canadian and U.S. generally accepted accounting principles.

     In performing its activities, the Company has incurred certain costs for land and leasehold interests. The recovery of these costs is ultimately dependent upon the development of economically recoverable ore reserves, the ability of the Company to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

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


1.   Business and Summary of Significant Accounting Policies
     (continued):

     Cash equivalents

     Cash equivalents include investments in highly-liquid debt securities with maturities of three months or less when purchased. Investments with longer maturities at the date of purchase are classified as short-term investments.

     Mineral properties

     Land and leasehold costs are capitalized in cost centers and will be depleted on the basis of economic reserves using the units-of-production method. If there are insufficient economic reserves to use as a basis for depleting such costs, a mineral property write-off will be made in the period in which the determination is made.

     During 1999, the Company changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves (See Note 2).

     The Company records the proceeds from the sale of property interests to joint ventures as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of property are recognized as revenue. When such proceeds are associated with properties subject to a joint venture, they are recorded as revenue in accordance with the terms of the joint venture and the transfer of the property interest to the joint venture partner during the term of the joint venture.

     Marketable equity securities

     The Company's equity securities are classified as available-for-sale and are carried at fair value which is based upon market quotes of the underlying securities. The cost of marketable equity securities sold is determined by the specific identification method.







1.   Business and Summary of Significant Accounting Policies
     (continued):

     Foreign exchange

     The United States dollar is the functional currency for all of the Company's foreign subsidiaries. Although the Company's exploration activities have been conducted primarily in Brazil, Bolivia and Peru, substantially all of the land, leasehold, and exploration agreements of the Company are denominated in United States dollars. The Company expects that a significant portion of its required and discretionary expenditures in the foreseeable future will also be denominated in United States dollars.
Foreign currency gains and losses are included in the results of operations in the period in which they occur.

     Income taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Earnings per share

     The calculation of basic earnings per share, "Earnings Per Share," is based on the weighted average number of common shares outstanding during the years ended December 31, 2000, 1999 and 1998. The calculation of diluted earnings per share for the year ended December 31, 2000 includes the effect of common stock equivalents, which include employee stock options and warrants, unless inclusion would be anti-dilutive. The potentially dilutive securities, which include stock options and warrants were 1,615,000, 1,178,000 and 2,681,000 at December 31, 2000,
1999 and 1998, respectively.   The effects of these securities
are not included in the computation of diluted earnings per share where their inclusion would be anti-dilutive.

               1. Business and Summary of Significant Accounting Policies (continued):

     Employee stock compensation plans

     The Company follows Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option plans, the exercise price of stock options issued to employees equals the market price of the stock on the measurement date. As a result of repricing of its options in 1999, the Company accounts for all grants which have been repriced as variable awards and records increases and decreases in compensation expense during the period based upon changes in the market price of Solitario's stock as required by APBO 25.

     Segment reporting

     The Company operates in one segment, minerals exploration. All of the Company's operations are located in South America as further described in note 2. Solitario's United States assets consist primarily of cash and cash equivalents at December 31, 2000 of $6,379,000 and conducts certain administrative functions in the United States. Solitario holds certain South American assets through its Canadian wholly-owned subsidiary, Altoro.

     New accounting pronouncements

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard, which is effective for fiscal years beginning after June 15, 2000, sets forth guidelines for recording derivative instruments as assets and liabilities to be reported in the financial statements at fair value and that changes in the fair value of the instruments shall be recognized in the results of operations. This standard, was adopted by Solitario in 2001 and did not have a material effect on Solitario's financial position, results of operations and cash flows.











1.   Business and Summary of Significant Accounting Policies
     (continued):

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC views in applying generally accepted accounting principles to revenue recognition as it relates to, among other things, the revenue recognition from non-refundable, up-front payments in connection with service contracts. Solitario adopted the provisions of SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on Solitario's financial condition or results of operations.

2.   Mineral Properties:

     Change in accounting principle

     During 1999, the Company changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This will bring the Company's accounting method in accordance with the predominant practice in the U.S. mining industry. The $5,094,000 cumulative effect of the change on prior years is included in the loss for 1999. The effect of the change in 1999 was to increase the loss before cumulative effect of change in accounting principle by $69,000 or $0.00 per share.

     Peru

     The Company, holds exploration concessions or has filed applications for concessions covering approximately 179,000 acres in Peru. These applications are subject to normal administrative approvals and the properties are subject to an annual rental of $5.00 per hectare (approximately 2.47 acres per hectare) in June of each year.

     Bongara

     Since 1993, the Company acquired exploration concessions or has filed claims for concessions currently covering approximately
111,000 acres in northern Peru (the "Bongara project").




2.   Mineral Properties (continued):

     In December 1996, Solitario signed an agreement regarding the Bongara project with a subsidiary of Cominco Ltd. ("Cominco")
of Vancouver, B.C., Canada.   After a modification signed in
1999, Cominco had the right to earn a 65% interest in the Bongara project by spending a minimum of $17,000,000 over a five year period from January 1999 forward on exploration and development and by making annual cash payments to the Company of between $100,000 and $500,000 (depending on the price of zinc), as well as fully funding the project through a bankable feasibility study. Cash payments of $118,000, $118,000, and $354,000, including value added taxes of 18%, have been paid to the Company by Cominco in January 2000, 1999 and 1998, respectively. In February 2001 Cominco terminated their option to acquire an interest in the Bongara project. As of that date, Cominco had spent approximately $16 million and drilled eighty holes totaling approximately 81,000 feet. Solitario currently holds 100% interest in the property and may seek a new joint venture partner to explore and develop this property.

     Yanacocha

     On April 26, 2000 Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha property for $6 million and a sliding scale net smelter return royalty ("NSR") that varies with the price of gold. In order to effect the transaction, Solitario transferred all of the operating assets and liabilities, excluding its interest in Yanacocha, of its Peru operating subsidiary, Minera Los Tapados ("Los Tapados"), to a new operating subsidiary, Minera Solitario Peru. Newmont received all of the outstanding shares of Los Tapados for cash consideration of $5.6 million. The balance of the $6 million, $0.4 million, is being held in a reserve by Newmont and, pending release of certain contingent liabilities, will be paid in four annual payments of $0.1 million plus interest. Solitario recorded a gain on the sale of the Yanacocha property of $5.8 million during the second quarter of 2000.

     Other Peruvian properties

     Solitario holds concessions comprising approximately 67,000 acres on the La Pampa, Sapalache and Esmeralda exploration properties. Solitario will conduct limited exploration activities while it seeks joint venture partners to explore and develop these properties.


2.   Mineral Properties (continued):

     Brazil

     Pedra Branca

     With the completion of the acquisition of Altoro in October 2000, Solitario acquired the Pedra Branca platinum-palladium
(PGM) project located in Ceara state in Brazil. Altoro signed an agreement in May of 1999 with Eldorado Gold Corporation ("Eldorado") whereby Solitario can earn a 70% interest in concessions covering approximately 24,000 acres, by spending $2 million on exploration over three years. Solitario can earn an additional 20% (90% total) by spending an extra $1 million within five years of the signature date. Should Eldorado be diluted to 10% this interest converts to a 2% NSR. Additionally, Solitario (through Altoro) has applied for concessions in its own name covering approximately 141,000 acres.

     On February 18, 2000, Altoro signed a letter of intent granting Hunter Dickinson Group, Inc., of Vancouver Canada an option to earn a 60% interest in the Pedra Branca project which has been assigned to Rockwell Ventures, Inc. of Vancouver, Canada ("Rockwell") a publicly-traded exploration company. Under the terms of the agreement, Rockwell has the right to earn a 60% interest in Pedra Branca by spending $7 million on exploration within four years from July 2000, with a minimum expenditure of $1 million during the first year. In addition Rockwell must issue to Solitario a total of 500,000 shares of Rockwell common shares over four years in five equal installments with a minimum value of US$100,000 per allotment. Rockwell delivered 125,433 shares and $50,000 in cash May 2000 upon regulatory approval of the agreement to satisfy the first payment under the agreement. Upon Rockwell earning its 60% interest, Solitario will have the right to put its interest in Pedra Branca to Rockwell (the "Put Option") in exchange for ownership of 40% of Rockwell's market capitalization after exercise of the Put Option(the Purchase Price). The Purchase Price may be paid, at Solitario's option, in shares of Rockwell or 25% in cash and 75% in shares of Rockwell. Rockwell is responsible for making all payments related to the properties during the earn in period.

     In October 2000, Solitario recorded $3,627,000 in mineral property additions for the Pedra Branca project in connection with the acquisition of Altoro.




2.   Mineral Properties (continued):

     Tocantinzinho

     In November 1998 Altoro entered into an option agreement (subsequently modified) to acquire a 100% interest in the Tocantinzinho gold property in Brazil. The agreement covers washing licences for approximately 10,000 acres located in the Para state in Brazil. In order to keep the option in force under the terms of the agreement, Solitario will have to pay the former title holder of the licences $40,000 in each of the years 2001 and 2002 and $50,000 annually thereafter until commercial production is achieved. At that time Solitario will be required to make a lump-sum payment of $1.0 million. The owner retains a 0.5% royalty from any production which may be purchased for $500,000. Solitario expects to convert the washing licenses to exploration concessions in 2001. Additionally, Solitario has the right under a separate agreement to convert about 10,000 acres in additional washing licenses to exploration licenses. No underlying payments are associated with this agreement. A payment to the Brazilian government of $0.55 per hectare is required to keep the washing licenses in force totaling about $4,400 in 2001.

     In October 2000, Solitario recorded $621,000 in mineral property additions for the Tocantinzinho property in connection with the acquisition of Altoro.

     Bolivia

     Rincon del Tigre

     Since April 1999 Altoro entered into a series of agreements which allow Solitario to earn a 100% interest in concessions covering 127,000 acres at the Rincon del Tigre PGM property located in Santa Cruz state in southeastern Bolivia. The agreements require Solitario to spend $3.15 million on exploration over six years and to issue 800,000 shares of Altoro, 100,000 shares of which were issued in 1999 and 2000. The remaining 700,000 shares of Altoro will be issued as 233,333 shares of Solitario, with 45,833 shares due in 2001, 58,333 due in 2002, 70,834 shares due in 2003, 37,500 shares due in 2004 and 20,833 due in 2005. Solitario's share payments are cancelable if Solitario elects not to exercise its purchase option. The owner of the Rincon del Tigre concessions retains a 2% NSR on the concessions, which can be purchased for $2 million at any time subject to regulatory approval. Annual payments are required by the Bolivian government in order to keep the claims in good standing. Solitario's has estimated these payments to be approximately $25,000 for 2001.

2.   Mineral Properties (continued):

     In October 2000, Solitario recorded $558,000 in mineral property additions for the Rincon del Tigre property in connection with the acquisition of Altoro.

     Land and leasehold and exploration costs

     Mineral property costs for all the Company's properties are comprised of land and leasehold costs at December 31, 2000 and 1999. Mineral property costs at December 31, 1998 include land and leasehold costs as well as exploration costs related to mineral properties for which exploration activities had not yet identified the presence of economic reserves. The following items comprised the additions to exploration costs:
                                       Expensed     Capitalized
     (in thousands)                  2000    1999       1998
     Geologic, drilling, and assay $   284  $  179     $  240
     Field expenses                    394      76
400
     Administrative                    504     411        237
       Total exploration costs      $1,182  $  666     $  877

     Included in the consolidated balance sheet at December 31, 2000 are total assets of $5,124,000 related to the Company's foreign operations. Assets totaling $5,037,000 are located in South America in Brazil, Bolivia, and Peru. Assets totaling $87,000 are located in Canada.

     Asset write downs

     The Company regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. Upon determining that certain properties did not have sufficient potential for economic mineralization the Company recorded write-downs to exploration properties of $63,000 and $403,000 in 1999 and 1998 respectively. There were no write-downs to exploration properties in 2000.










3.   Acquisitions:

     As described in Note 9, Solitario acquired 100% of the outstanding common stock of Altoro (the "Transaction").
Solitario accounted for the Transaction using the purchase method of accounting. The purchase price was $4,996,000 which included the issuance of 6,228,884 shares valued at $4,526,000. The fair value of assets acquired was $666,000 and the fair value of the liabilities assumed was $136,000. The excess purchase cost of $4,466,000 was allocated to mineral properties acquired as follows: Pedra Branca in Brazil, $3,573,000; Tocantinzinho in Brazil, $447,000; and Rincon del Tigre in Bolivia, $447,000.
The pro forma results, assuming the transaction occurred as of January 1, 1999 are as follows:
                                            Year ended
December 31,
(in thousands)                                 2000     1999
Revenues                                      $6,278  $
                                   280
Net income (loss)                             $3,410  $(8,495)
Basic and diluted income (loss) per share     $ 0.15  $ (0.37)

4.   Related Party Transactions:

     CRCC provides management and technical services to Solitario under a management agreement originally signed in 1994 and modified in April 1999 and again in December 2000. The modified agreement, which has a three year term, provides for reimbursement to CRCC of direct out-of-pocket costs; payment of seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by CRCC on behalf of Solitario. Prior to December 2000, Administrative Costs were reimbursed at fifty percent and a management fee of 2% was charged on direct Solitario expenses paid by CRCC. Prior to April 1999, the agreement reimbursed CRCC direct out-of-pocket costs; for certain allocated indirect costs; and payment of a service fee equal to 7% of expenditures. Management service fees paid to CRCC by Solitario in 2000, 1999 and 1998 were $414,000, $333,000 and
$89,000, respectively.   Net advances due to CRCC as of December
31, 2000 and 1999 were $81,000 and $39,000, respectively, related to the management services and fee.







5.   Income Taxes:

     The Company's income tax expense (benefit) consists of the following:

     (in thousands)                  2000     1999    1998
     Deferred
       U.S.                          $ -     $  -     $105
       Foreign                       (347)       1      85
     Operating loss and
      credit carryovers:
       U.S.                            -        -     (105)
       Foreign                        347       (1)    (85)
     Income tax benefit              $ -     $  -    $  -

     Consolidated income (loss) before income taxes includes losses from foreign operations of $1,275,000, $664,000, and $441,000 in 2000, 1999 and 1998, respectively.

     Deferred income taxes result from temporary differences in the timing of income and expenses for financial and income tax reporting purposes. The primary component of deferred income taxes relates to exploration and development costs.

     The net deferred tax assets/liabilities in the December 31, 2000 and 1999 balance sheets include the following components:

     (in thousands)                          2000
     1999
     Deferred tax assets:
      Net operating loss (NOL) carryovers   $ 2,791     $ 2,596
      Capital loss carryovers                   711       1,874
      Investment in Peru                         -        2,722
      Royalty                                 1,560          -
      Other                                      32          63
      Valuation allowance                    (3,510)     (7,255)
        Deferred tax assets                   1,584          -

     Deferred tax liabilities:
      Exploration and development costs       1,584          -
      Other                                      -           -
        Deferred tax liabilities              1,584          -
     Net deferred tax assets/liabilities    $    -      $    -

     The change in accounting principle discussed in Note 2 had the effect of increasing the 1999 valuation allowance offset to deferred tax assets and decreasing the exploration and development costs deferred tax liability by $1,642,000
5.   Income Taxes (continued):

     A reconciliation of expected federal income tax benefit on loss from continuing operations at the U.S. Federal tax rate of 34% with the benefit for income taxes is as follows:

     (in thousands)                     2000     1999     1998
     Expected income tax             $ 1,457   $ (309) $  (138)
     Non-deductible foreign
      expenses                           109       32       26
     Deconsolidation of Argentine NOL     -        -     2,480
     Disposition of investment
       in Peru                         1,818   (2,373)      -
     Foreign tax rate differences         12       21        9
     State income tax                    351     (363)      (4)
     Valuation allowance              (3,727)   2,992   (2,374)
     Other                               (20)      -         1

     Income tax benefit               $   -    $   -    $   -


     At December 31, 2000, the Company has unused U.S. Net Operating Loss ("NOL") and capital loss carryovers of $2,248,000 and $1,822,000, respectively, which begin to expire commencing 2008 and 2004, respectively. The Company also has Foreign NOL carryovers at December 31, 2000 of $5,539,000 which begin to expire four years after the first year in which taxable income arises.

6.   Fair Value of Financial Instruments:

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable, and due to CRCC, the carrying amounts approximate fair value due to their short maturities. The Company's marketable equity securities are carried at their estimated fair value based on quoted market prices.

7.   Commitments and Contingencies:

     In acquiring its interests in minerals claims and leases, the Company has entered into lease agreements which generally may be canceled at its option. The Company is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2. The Company estimates its 2001 mineral property rental and option payments to be approximately $168,000. Based upon existing joint venture or leasing arrangements, the Company's share of these costs is approximately $108,000.

8.   Stock Option Plan:

     On March 4, 1994, the Company's board of directors (the "Board") adopted the 1994 Stock Option Plan (the "Plan"). Up to 1,100,000 shares of the Company's common stock were authorized for issuance under the Plan. The Board of Directors voted for, and shareholders approved, amendments that have increased the authorized shares under the Plan to 2,336,000 as of June 2000.

     All options have been granted at exercise prices which are determined by the Board to be the fair market value on the date of grant. The options expire five years from the date of grant, and are subject to certain vesting provisions, as determined by the Board.

     The activity in the Plan for the three years ended December
31, 2000 is as follows:

                     2000             1999             1998
                       Weighted         Weighted         Weighted
                       Average          Average          Average
                Options Price(1) Options  Price(1) Options  Price
Outstanding,            (Cdn$)           (Cdn$)           (Cdn$)
  beginning
  of year      1,704,750 1.23   1,263,750  2.51  1,203,750   2.49
Granted           45,000 1.30   1,162,000  1.19     60,000   3.00
Exercised             -    -           -                -      -
Forfeited        (25,000)1.17     (15,000) 2.25                -
Expired               -    -     (706,000) 2.41         -      -
Outstanding,
  end of year  1,724,750 1.22   1,704,750  1.22  1,263,750   2.51
Exercisable,
  end of year  1,472,750 1.22   1,231,750  1.23  1,181,250   2.48

     (1) In March 1999, the shareholders of the Company approved a repricing of existing options for current employees, officers and directors to Cdn$1.16 per share, which was the market price of the Company's stock.

     The options outstanding at December 31, 2000 have a range of exercise prices of between Cdn$1.16 and Cdn$1.30 and a weighted average remaining contractual life of 2.7 years.





8.   Stock Option Plan (continued):

     As a result of the repricing of existing options in 1999, Solitario began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (an interpretation of APB 25). Accordingly, an increase in the current market price of Solitario common stock above the higher of the option strike price and the market price of Solitario's common stock as of July 1, 2000, multiplied by vested options outstanding will be recorded as compensation expense in the period of the price increase. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. There was no compensation expense recorded during 2000 as a result of variable accounting for the repriced options.

     Pro forma information has been computed as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.1%, 5.31% and 5.52%; dividend yield of 0 percent; volatility factor of the expected market price of the Company's common stock of 65%, 68% and 75%; and a weighted average expected life of the options of 4.0 years, 3.6 years and 4.0 years. The weighted average fair value of the options granted is estimated at $0.48, $0.40 and $1.36 per share in 2000, 1999 and 1998, respectively.

     Had the Company accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

     (in thousands, except per share amounts)
                                        2000     1999     1998
     Net income (loss)
       As reported                   $ 4,285   $(6,003)  $ (405)
       Pro forma                       4,306    (6,661)    (459)
     Net income (loss) per share
       As reported                    $(0.24)   $(0.36)  $(0.02)
       Pro forma                       (0.24)    (0.40)   (0.03)







9.   Stockholders' Equity:

     On October 18, 2000, Solitario, completed a Plan of Arrangement ("the Plan") with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly-owned subsidiary of Solitario. In connection with the Plan, Solitario issued 6,228,894 shares to Altoro shareholders and option holders. Solitario also reserved 825,241 Solitario shares for issuance upon the exercise of 825,241 warrants issued in exchange for Altoro warrants. On October 24, 2000, Solitario issued 261,232 shares upon the exercise of the above
warrants and 286,231 of the warrants expired unexercised.   An
additional 16,667 warrants expired unexercised in December 2000. As of December 31, 2000, warrants to purchase 261,111 shares of Solitario shares were outstanding including warrants to purchase 100,000 shares at Cdn$1.05 per share expiring on July 27, 2001 and warrants to purchase 161,111 shares at Cdn$1.80 expiring on May 9, 2001. After the issuance of the shares in connection with the Arrangement and exercise of the warrants discussed above, Solitario has 23,344,647 shares outstanding as of December 31, 2000 of which CRCC owns 9,633,585 shares. These transactions reduced CRCC's ownership of Solitario from 57.2% prior to the transactions to 41.3% at December 31, 2000.

10.  Earnings Per Share:

     Diluted earnings per share for the year ended December 31, 2000 include the effect of stock options which are dilutive. The proceeds from the issuance of shares are assumed to be used to purchase common stock in accordance with the treasury stock method. Weighted average number of shares outstanding increased from 18,162,549 to 18,350,069 as a result of the assumption of the exercise of options which are dilutive common stock equivalents. There is no change to the income available to common shareholders as a result of the assumption of conversion of dilutive common stock equivalents. Basic and diluted earnings per share were the same for the years ended December 31, 1999 and 1998 as the conversions of common stock equivalents would be anti-dilutive.

11.  Differences between Canadian and U.S. GAAP:

     The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") which differ in some respects from Canadian GAAP. The material differences, in respect to these financial statements between U.S. and Canadian GAAP, and their effect on the Company's financial statements, are summarized below:



11.  Differences between Canadian and U.S. GAAP (Continued):

     Change in accounting principle - Under Canadian GAAP the change in accounting principle, as described in Note 2, requires restatement of prior periods.

     Marketable equity securities - Under Canadian GAAP, marketable equity securities are valued at cost, unless a decline in the value of the securities is permanent.

     The effect on the consolidated statement of operations of this item would be as follows:

(in thousands, except per
    share amounts)                          2000     1999     1998
Net income (loss) under U.S. GAAP        $ 4,285  $(6,003)  $ (405)
Effect of change in accounting principle:
  Mineral property option proceeds       -        -       300
  Exploration                            -        -      (896)
  Reduction in asset write-downs              -        -        78
  Cumulative effect of change
    in accounting principle                   -     5,094       -
     Net income (loss) under
      Canadian GAAP                      $ 4,285   $ (909)  $ (923)
     Income (loss) per share
       under Canadian GAAP:
       Basic                         $ 0.24   $(0.05)  $(0.05)
       Diluted                            $ 0.23   $(0.05)  $(0.05)

     As a result of the above, under Canadian GAAP, the following line items in the consolidated balance sheets would be presented as follows:

     (in thousands)                          2000       1999
     Mineral properties, net                    $  4,873  $     53
     Marketable equity securities               $    282  $    234
     Total assets                               $ 12,022  $  2,927
     Additional paid-in capital                 $ 21,147  $ 16,972
     Accumulated deficit                        $ (9,510) $(14,260)
     Accumulated other comprehensive income     $     -   $     -
     Total stockholders' equity                 $ 11,871  $  2,881
     Total liabilities and
       stockholders' equity                     $ 12,022  $  2,927

     As a result of the above, under Canadian GAAP, the following line items in the consolidated statements of cash flows would be presented as follows:






11.  Differences between Canadian and U.S. GAAP (Continued):

     Operating activities:         2000        1999       1998
       Net income (loss)         $ 4,285      $ (909)   $  (923)
       Asset write-downs         $    -       $   63    $   325
       Cumulative effect of
         change in accounting
         principle               $    -       $   -     $    -
         Net cash used in
           operating activities  $(1,517)     $ (819)   $  (633)
     Investing activities:
       Additions to mineral
         properties              $   (55)     $   -     $   (95)
       Receipts on mineral
         property transactions   $    -       $   -     $   134
         Net cash provided by
           (used in) investing
           activities            $ 5,286      $  (40)   $    28


12.  Selected Quarterly Financial Data (Unaudited):

(in thousands)                      2000                      1999
                           March    June   Sept.     March    June    Sept.
                             31,     30,    30,        31,     30,     30,
Revenues                   $  129  $5,905  $  135    $  137  $   36  $   35
Net income (loss)          $ (272) $5,470  $ (199)   $  (46) $ (294) $ (251)
Earnings (loss) per
  common and common
  equivalent share:
    Basic                  $(0.02) $ 0.33  $(0.01)   $(0.00) $(0.02) $(0.02)
    Fully diluted          $(0.02) $ 0.32  $(0.01)   $(0.00) $(0.02) $(0.02)

     The above quarterly data do not reflect any pro forma adjustments to give effect to acquisition of Altoro as disclosed in Notes 9 and 3. During the fourth quarter of 1999, Solitario changed its method of accounting for exploration costs as described in Note
2. This change in accounting principle was applied retroactively to January 1, 1999. The above quarterly financial data for 1999 are the amounts as reported during 2000 to reflect the restatement of the amounts previously reported during 1999.