Form 10-Q
period 2001-03-31
CROWN RESOURCES CORP
filed 2001-05-15
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2001

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

     Shares outstanding as of May 5, 2001: 14,553,302 shares   of
common stock, $0.01 par value.


                        TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements. . . . . . . . . . .3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .8


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . 11

  Item 2  Changes in Securities. . . . . . . . . . . . . . . . 13

  Item 3  Defaults Upon Senior Securities. . . . . . . . . . . 13

  Item 4  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . 13

  Item 5  Other Information. . . . . . . . . . . . . . . . . . 13

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 14
























PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   CROWN RESOURCES CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

(in thousands, except                    March 31,        December 31,
 per share amounts)                        2001              2000

                                 Assets
Current assets:
  Cash and cash equivalents               $   383            $   971
  Short-term investments                       79                 79
  Prepaid expenses and other                  138                139
    Total current assets                      600              1,189

Mineral properties, net                    13,907             13,902

Other assets:
  Equity in unconsolidated subsidiary       4,637              4,873
  Debt issuance costs, net                     43                 68
  Marketable equity securities                206                 -
  Other                                        60                 63
    Total other assets                      4,946              5,004
                                          $19,453            $20,095

                  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $    75            $   111
  Convertible debentures                   15,000             15,000
  Other                                        75                289
    Total current liabilities              15,150             15,400

Stockholders' equity:
  Preferred stock, $0.01 par value             -                  -
  Common stock, $0.01 par value               146                146
  Additional paid-in capital               35,030             35,045
  Accumulated deficit                     (30,866)           (30,496)
  Unrealized gain (loss) on marketable
    equity securities                          (7)                -
    Total stockholders' equity              4,303              4,695
                                          $19,453            $20,095






See Notes to Consolidated Financial Statements.

                         CROWN RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   Three months ended
(in thousands, except per                                March 31,
 share amounts)                                    2001           2000


Revenues:
  Mineral property option proceeds               $   -          $  100
  Royalty income                                     -              32
  Gain (loss) on sale of assets
   and mineral properties                           210             -
  Interest income                                    12             58
    Total revenues                                  222            190
Costs and expenses:
  Exploration expense                                -             418
  Depreciation, depletion and amortization            4             16
  General and administrative                        125            392
  Interest expense                                  243            243
  Abandonment and impairment of mining
   claims and leases                                 -              59
  Other, net                                         -              (8)
    Total costs and expenses                        372          1,120
Operating loss                                     (150)          (930)
Equity in loss of unconsolidated subsidiary        (220)            -
Loss before minority interest                      (370)          (930)
Minority interest in loss of subsidiary              -             117
Loss before minority interest                    $ (370)        $ (813)

Basic and diluted net loss per common
  and common equivalent share                    $(0.03)        $(0.06)

Weighted average number of common and
 common equivalent shares outstanding            14,553         14,551













See Notes to Consolidated Financial Statements.


                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Three months ended March 31,
(in thousands)                                           2001          2000

Operating activities:
  Net loss                                             $  (370)      $  (813)
  Adjustments:
    Depreciation, depletion & amortization                  29            41
    Abandonment of mining claims
      and leases                                            -             59
    Common stock issued for services                        -             25
    Gain on asset sales                                   (210)           (6)
    Equity in loss of unconsolidated subsidiary            220            -
    Minority interest                                       -           (117)
    Changes in operating assets and liabilities:
      Prepaid expenses and other                             1            43
      Accounts payable and other
        current liabilities                               (250)         (203)
    Net cash used in operating activities                 (580)         (971)

Investing activities:
  Additions to mineral properties                           (8)          (46)
  Proceeds from asset sales                                 -              6
  Increase in other assets                                  -            (36)
    Net cash used in investing activities                   (8)          (76)

Net decrease in cash and cash equivalents                 (588)       (1,047)

Cash and cash equivalents, beginning of period             971         5,174

Cash and cash equivalents, end of period               $   383       $ 4,127

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432      $    432
    Marketable equity securities received
      in the sale of Judith Gold Corporation               213            -



















See Notes to Consolidated Financial Statements.
                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Accounting Policies

    The accompanying consolidated financial statements of Crown Resources Corporation ("Crown") for the three months ended March 31, 2001 and 2000 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

    These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K for the year ended December 31, 2000. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

    On October 18, 2000,(the "Effective Date") Solitario, completed a Plan of Arrangement (the "Plan") with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly-owned subsidiary of Solitario. Since the Effective Date, in connection with the Plan, Solitario issued 6,228,894 shares to Altoro shareholders and option holders and issued 261,232 shares from warrants issued to former Altoro shareholders. As of March 31, 2001 Solitario has 23,348,814 shares outstanding of which Crown owns 9,633,585 shares. Primarily as a result of the issuance of Solitario shares in connection with the Plan, Crown's ownership percentage of Solitario has been reduced from 57.2% to 41.3% at March 31, 2001. Accordingly, Crown has accounted for its investment in Solitario under the equity method since the Effective Date. Crown's interest in the net assets of Solitario are shown on the Consolidated Balance Sheet as of March 31, 2001 as equity in unconsolidated subsidiary. Crown's share of Solitario's net loss for the three months ended March 31, 2001 is shown as equity in loss of unconsolidated subsidiary in the Unaudited Consolidated Statement of Operations. Solitario's assets and liabilities as well as the minority interest in Solitario's net assets are included in the unaudited Consolidated Balance Sheet as of March 31, 2000. Solitario's income, expense and minority interest are included in the Unaudited Consolidated Statement of Operations of Crown for the three months ended March 31, 2000.





2.  Investment in Unconsolidated Subsidiary

    As discussed in Note 1, Crown accounts for its investment in Solitario under the equity method since the Effective Date. The market value of Crown's 9,633,585 shares of Solitario was $7,948,000 at March 31, 2001. Unaudited Condensed financial information of Solitario is as follows:

Balance Sheets                          March 31,   December 31,
(in thousands)                            2001         2000
Assets
Current assets                         $  5,883     $  6,490
Mineral properties (net)                  4,876        4,873
Other                                       619          597
  Total assets                         $ 11,378     $ 11,960
Liabilities and stockholders' equity
Current liabilities                    $    138          151
Stockholders' equity                     11,240       11,809
  Total liabilities and
    stockholders' equity               $ 11,378     $ 11,960
Statements of Operations              Three months ended March 31,
(in thousands)                            2001         2000
Revenues                               $     87     $    129
Costs and expenses                          622          401
  Net loss                             $   (535)    $   (272)

3.  Pro Forma Consolidated Financial Information - Unaudited:

    As described in Note 1, Solitario acquired 100% of the outstanding common stock of Altoro (the "Transaction"). Subsequent to the Effective Date and as a result of the Transaction, Crown has been accounting for its interest in Solitario under the equity
method.   The pro forma results on the first quarter of 2000,
assuming the transaction occurred January 1, 2000 are as follows:

                                  Three months ended March 31,

(in thousands)                               2000
Revenues                                    $   62
Net loss                                    $( 755)
Basic and diluted loss per share            $( 0.05)










4.  Comprehensive Loss

    The following represents comprehensive loss and its
components:
                                     Three months ended March 31,
                                          2001       2000
    Net loss                             $(370)     $(813)
    Unrealized gain (loss) on
      marketable equity securities          (7)       201
    Comprehensive loss                   $(377)     $(612)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

    Crown had a net loss of $370,000 or $0.03 per share, for the first quarter of 2001 compared with a loss of $813,000, or $0.06 per share, for the first quarter of 2000. The reduction in the loss was primarily the result of reduced exploration activity during 2001 compared to 2000 as well as a reduction in general and administrative expenses during 2001.

    Total revenues for the first quarter of 2001 were $222,000 compared with $190,000 for first quarter 2000. On January 18, 2001 Crown exchanged 100% of the shares of its wholly-owned subsidiary, Judith Gold Corporation for 200,000 shares of Canyon Resources Corporation ("Canyon") common stock, valued at $213,000. As Crown had fully amortized its holdings in Judith, which consisted of a royalty on the Lamefoot deposit at the Kettle River mine in Washington and certain land and mineral rights at the Kendall mine in Montana, Crown recorded a gain on the sale of Judith, net of
expenses, of $210,000 during the first quarter.   Revenues in 1999
included mineral option proceeds of $100,000 related to Solitario's Bongara project. There was no royalty income in 2000 compared to $32,000 in 1999 as the Lamefoot deposit was exhausted during the fourth quarter of 2000 and sold as part of the Judith transaction. The reduction in interest income to $12,000 in 2001 compared to $58,000 in 2000 is due to lower cash balances in 2001.

    Exploration expense was $418,000 in 2000 compared to no expense in 2001. Crown conducted exploration in Mexico totaling $157,000 during 2000 and included exploration activities related to Solitario during 2000 of $261,000 in the Consolidated Statement of Operations. Crown had no active exploration projects during the first quarter of 2001.





    General and administrative expenses for the first quarter of 2001 were $125,000 compared with $392,000 for the same period last year. The decrease was primarily due to reduced administrative expense related to exploration activities and the deconsolidation
of Solitario for the comparable period of 2001.   Interest expense
of $243,000 for first quarter 2001 was the same as in the year earlier quarter.

    During the first quarter of 2000, Crown recorded property abandonments of $59,000, relating to the San Juan de Minas property in Mexico. There were no abandonments in the current year quarter.

    Crown recorded $220,000 of equity in loss of unconsolidated subsidiary, related to Solitario, during the first quarter of 2001. The results of Solitario were consolidated for the prior year quarter.

Liquidity and Capital Resources

    During the quarter ended March 31, 2001, Crown spent $8,000 for net additions to mineral property costs primarily related to maintenance costs at its Crown Jewel Project compared to $46,000 in the first quarter of 2000.

    Cash and cash equivalents amounted to $383,000 at March 31, 2001. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at March 31, 2001 was a negative $14,550,000.

    The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As of March 31, 2001, Crown has a working capital deficiency of $14,550,000 and its $15,000,000 convertible debentures are due in August 2001. Crown currently has insufficient liquidity to pay these debentures when due. Management is seeking outside financing to raise additional funds through either borrowing arrangements or the sale of assets to facilitate payment of the debentures. Additionally, management may seek to restructure the terms of the debentures. There is no assurance that Crown will be able to raise sufficient funds or to restructure the debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The long-term funding and operating results of Crown continue to be largely dependent on repayment or restructuring of the Convertible Debentures and on the permitting and successful commencement of commercial production at the Crown Jewel project (the "Project").


Crown Jewel Project Permitting

    The Project is in the permitting phase, with work underway to obtain the permits necessary to construct and operate the mine. Many of the proposed facilities at the Project are to be located on unpatented lode mining claims and millsite claims. The validity of the claims, or obtaining some other rights from the federal government, is a prerequisite to the construction of the facilities. The Project is subject to a joint-venture with Newmont Mining Corporation ("Newmont") whereby Newmont is earning a 54% interest in the Project by paying for 100% of the development costs of a 3000 ton per day mining facility.

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

    As a result of the PCHB ruling Newmont wrote off its entire investment in the Crown Jewel Project as of December 31, 1999, and reclassified the proven and probable reserves to mineralized materials. Because Crown is the holder of 100% of the Crown Jewel project, subject to Newmont's potential earn-in, Crown engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Crown Jewel project reserves in March 2000. Per the MRA report, Crown is reporting proven and probable reserves of 2,139,000 tons at a grade of 0.392 for a total of 839,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas.

    Crown retained Gochnour and Associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report.
Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated. In addition the underground alternative will also require mitigation of environmental impacts. The Gochnour report concludes the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

    There are no assurances that required permits will be issued in a timely fashion, that Crown or Newmont will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project.

Market Risk

    As of March 31, 2001, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000.

Safe Harbor

    The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on form 10K for the year ended December 31, 2000.

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











Pollution Control Hearings Board

    Since the fourth quarter of 1997, members of the Plaintiffs, and others filed a total of seven actions (PCHB Nos. 97-146, 97-182, 97-183, 97-185, 97-186, 98-019 and 99-019) against the
Washington Department of Ecology ("WDOE") before the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal,
challenging the FEIS and certain permit decisions.   Although the
PCHB dismissed or ruled in favor of the WDOE on three of the actions (PCHB 97-146, 97-185 and 98-019), after a consolidated hearing on the remaining actions, in January of 2000, the PCHB issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2001, Newmont filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. A hearing date has been set for March 2002 in the appeal.

Thurston County Superior Court

    In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Superior Court of the State of Washington for Thurston County. The actions challenge the WDOE's approval of permits issued to Newmont for water resource mitigation and solid waste permit rulings. In April 1998, members of the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. In November 1998, the remaining two actions were consolidated. The case is currently pending and no trial date has been set.

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

Exhibit Number     Description

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







May 15 2001                 By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                 Principal Financial and
                                 Accounting Officer)


























                        INDEX TO EXHIBITS


Exhibit
Number   Description                                  Page No.