Form 10-Q
period 2001-06-30
CROWN RESOURCES CORP
filed 2001-08-14
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                Commission file number   0-17480

               CROWN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

       Washington                84-1097086
(State or other jurisdiction of I.R.S. Employer incorporation or organization) Identification No.)

4251 Kipling St., Suite 390,  Wheat Ridge, Colorado 80033
(Address of principal executive offices)         (Zip Code)

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

     Shares outstanding as of July 30, 2001: 14,553,302 shares of common stock, $0.01 par value.


                        TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements. . . . . . . . . . . 3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . 8


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . .14

  Item 2  Changes in Securities. . . . . . . . . . . . . . . . .15

  Item 3  Defaults Upon Senior Securities. . . . . . . . . . .  15

  Item 4  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . .15

  Item 5  Other Information. . . . . . . . . . . . . . . . . . .16

  Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . .16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .17
























                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   CROWN RESOURCES CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
(in thousands, except                     June 30,         December 31,
 per share amounts)                         2001              2000

                                 Assets
Current assets:
  Cash and cash equivalents                $   254            $   971
  Short-term investments                        79                 79
  Prepaid expenses and other                   284                139
    Total current assets                       617              1,189

Mineral properties, net                     13,912             13,902

Other assets:
  Equity in unconsolidated subsidiary       4,397              4,873
  Debt issuance costs, net                      17                 68
  Other                                         59                 63
                                             4,473              5,004
                                           $19,002            $20,095

                  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                         $    63            $   111
  Convertible Debentures                   15,000             15,000
  Other                                        292                289
    Total current liabilities               15,355             15,400


Stockholders' equity:
  Preferred stock, $0.01 par value              -                  -
  Common stock, $0.01 par value                146                146
  Additional paid-in capital                35,032             35,045
  Accumulated deficit                      (31,531)           (30,496)
   Total stockholders' equity               3,647               4,695
                                           $19,002            $20,095

See Notes to Consolidated Financial Statements.







                                     CROWN RESOURCES CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


(in thousands, except per             Three months ended June 30,   Six months ended June 30,
 share amounts)                           2001          2000            2001          2000
Revenues:
  Mineral property option proceeds      $    -         $    -         $    -        $   100
  Royalty income                             -              21             -             53
  Interest income                             5            125             17           183
  Gain on sale of mineral properties         -           5,809            210         5,809
    Total revenues                            5          5,955            227         6,145
Costs and expenses:
  Exploration expense                         2            270              2           688
  Depreciation, depletion, and
   amortization                               3             11              7            27
  General and administrative                167            379            292           771
  Interest expense                          242            242            485           485
  Abandonment and impairment of
   mining claims and leases                  -           1,210             -          1,269
  Other, net                                 13              6             13            (2)
    Total costs and expenses                427          2,118            799         3,238
Operating income (loss)                    (422)         3,837           (572)        2,907
Equity in loss of unconsolidated
   subsidiary                              (243)            -            (463)           -
Income (Loss) before
  minority interest                        (665)         3,837         (1,035)        2,907
Minority interest in (income) loss
 of subsidiary                               -          (2,344)            -         (2,227)

Net income (loss)                       $  (665)       $ 1,493        $(1,035)      $   680

Income (Loss) per common share
 and common equivalent share:
   Basic and fully diluted              $ (0.04)       $  0.10         $(0.07)      $  0.05

Weighted average number of
 common and common equivalent
 shares outstanding                      14,553         14,553         14,553        14,552











 See Notes to Consolidated Financial Statements.


                   CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Six months ended June 30,
(in thousands)                                           2001          2000
Operating activities:
  Net income (loss)                                    $(1,035)      $   680
  Adjustments:
    Depreciation, depletion, & amortization                 58            78
    Abandonment of mining claims
      and leases                                            -          1,269
    Common stock issued for services                        -             25
    Equity in loss of unconsolidated subsidiary            463            -
    Minority interest in gain (loss) of subsidiary                     2,227
    Loss (gain) on sale of assets and mineral
      properties                                          (197)       (5,809)
    Changes in operating assets and liabilities:
      Prepaid expenses and other                            55            67
      Accounts payable and other
        current liabilities                                (45)          (45)
    Net cash used in operating activities                 (701)       (1,508)

Investing activities:
  Additions to mineral properties                          (13)         (143)
  Proceeds from asset sales                                 -          5,605
  Increase in other assets                                  (3)          (46)
    Net cash provided by (used in)
      investing activities                                 (16)        5,416

Net increase (decrease) in cash and cash equivalents      (717)        3,908

Cash and cash equivalents, beginning of period             971         5,174

Cash and cash equivalents, end of period               $   254       $ 9,082

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   432       $   432
    Noncash investing and financing activities:
    Restricted cash held escrow related to
        property sale                                       -            400










See Notes to Consolidated Financial Statements.



                   CROWN RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Crown Resources Corporation and subsidiaries ("Crown") for the six months ended June 30, 2001 and 2000 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

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

    On October 18, 2000,(the "Effective Date") Solitario Resources Corporation ("Solitario") a then majority owned subsidiary of Crown, completed a Plan of Arrangement (the "Plan") with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly-owned subsidiary of Solitario. In connection with the Plan, Solitario issued 6,228,894 shares to Altoro shareholders and option holders and issued 261,232 shares from warrants issued to former Altoro shareholders. As of June 30, 2001 Solitario has 23,402,967 shares outstanding of which Crown owns 9,633,585 shares. Primarily as a result of the issuance of Solitario shares in connection with the Plan, Crown's ownership percentage of Solitario has been reduced from 57.2% to 41.2% at June 30, 2001. Accordingly, Crown has accounted for its investment in Solitario under the equity method since the Effective Date. Crown's interest in the net assets of Solitario are shown on the Consolidated Balance Sheet as of June 30, 2001 as equity in unconsolidated subsidiary.
Crown's share of Solitario's net loss for the three and six month periods ended June 30, 2001 are shown as equity in loss of unconsolidated subsidiary in the Unaudited Consolidated Statement of Operations. Solitario's assets and liabilities as well as the minority interest in Solitario's net assets are included in the unaudited Consolidated Balance Sheet as of June 30, 2000. Solitario's income, expense and minority interest are included in the Unaudited Consolidated Statement of Operations of Crown for the three and six month periods ended June 30, 2000.




2.  Investment in Unconsolidated Subsidiary

    As discussed in Note 1, Crown accounts for its investment in Solitario under the equity method since the Effective Date. The market value of Crown's 9,633,585 shares of Solitario was approximately $4,453,000 at June 30, 2001. Unaudited Condensed financial information of Solitario is as follows:

Balance Sheets                          June 30,   December 31,
(in thousands)                            2001         2000
Assets
Current assets                         $  5,358     $  6,490
Mineral properties (net)                  4,931        4,873
Other                                       683          597
  Total assets                         $ 10,972     $ 11,960
Liabilities and stockholders' equity
Current liabilities                    $    290          151
Stockholders' equity                     10,682       11,809
  Total liabilities and
    stockholders' equity               $ 10,972     $ 11,960

Statements of Operations
  (in thousands)                    Three months ended June 30,   Six months ended June 30,
                                      2001          2000            2001          2000
  Revenues                         $   63        $ 5,905        $   150       $ 6,034
  Costs and expenses                  653            435          1,275           836
  Net income (loss)                $ (590)       $ 5,470        $(1,125)      $ 5,198



3.  Pro Forma Consolidated Financial Information - Unaudited:

    As described in Note 1, Solitario acquired 100% of the outstanding common stock of Altoro (the "Transaction"). Subsequent to the Effective Date and as a result of the Transaction, Crown has been accounting for its interest in Solitario under the equity
method.   The pro forma results on the second quarter of 2000,
assuming the transaction occurred January 1, 2000 are as follows:



                                 Three months    Six months
(in thousands)                          ended June 30,
Revenues                           $   49        $  111
Net income (loss)                   $  633        $ (122)
Basic and diluted loss per share    $ 0.04        $(0.01)

4.  Related Party Transactions

    Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999 and December 2000. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Prior to December 2000, Administrative Costs were reimbursed at 50% and a management fee of 2% was charged on direct Solitario costs paid by Crown. Management service fees charged to Solitario were $301,000 and $209,000 for the six months ended June 30, 2001 and 2000, respectively.

    On June 26, 2001, Solitario agreed to acquire 200,000 shares of Canyon Resources Corporation common stock from Crown at its fair market value of $200,000 at that date. Crown recorded an account receivable from Solitario of $200,000, which is included in prepaid and other assets on the consolidated balance sheet at June 30, 2001. This was paid by Solitario in July 2001.

5.  Comprehensive Income

The following represents comprehensive loss and its components:
(in thousands)                  Three months     Six months
                               ended June 30,   ended June 30,
                                2001    2000     2001     2000
Net income (loss)             $ (665) $1,493  $(1,035)  $  680
Unrealized income (loss) on
  marketable equity
  securities                       7    (120)      -        81
Comprehensive income (loss)   $ (658) $1,373  $(1,035)  $  761


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Recent Developments

    On July 23, 2001, Crown announced the completion of an agreement with Battle Mountain Gold Company to terminate its joint venture on the Crown Jewel Project (the "Project"), where Battle Mountain was earning a 46% interest by building a 3,000 ton per day mining facility. As part of the agreement Crown became the sole owner and manager of the Project and granted Battle Mountain a sliding scale royalty on the first 1 million ounces of gold. The royalty varies with the price of gold and Crown may purchase the royalty from Battle Mountain for a payment of $2 million any time over the next five years. Crown has also announced it will be seeking regulatory approval and permits to operate a primarily underground mining operation at the Project which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Battle Mountain. Battle Mountain's plan proposed moving over 105 million tons of material, producing 8.5 million tons of ore over an eight year period. Crown's underground proposal, still in the planning stages, would move less than 10% of the material of the Battle Mountain plan and estimates the total ore produced at approximately 3.3 million tons.
    The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As of June 30, 2001, Crown has a working capital deficiency of $14,738,000 and its $15,000,000 convertible debentures are due August 27, 2001 (the "Debentures"). Crown currently has insufficient liquidity to pay the Debentures when due. Management is seeking outside financing to raise additional funds through either borrowing arrangements or the sale of assets to facilitate payment of the Debentures. Additionally, management is seeking to restructure the terms of the Debentures. There is no assurance that Crown will be able to raise sufficient funds or to restructure the Debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the Debentures, Crown will be in default if it is unable to pay the final interest or principal when due in August 2001. Should Crown be in default, the Debenture holders have the right to seek a judgement against Crown to obtain payment. As a result of the above, Crown may be forced to seek protection from its creditors under the bankruptcy laws.

Results of operations

Second quarter 2001 compared with the second quarter of 2000:
    Crown had a net loss of $(665,000) or $(0.04) per share, for the second quarter of 2001 compared with net income of $1,493,000, or $0.10 per share, for the second quarter of 2000. During the second quarter of 2000, Solitario, Crown's then 57.2 percent-owned subsidiary, recorded a gain on sale of approximately $5,809,000 on the sale of its Yanacocha property. See liquidity and capital resources. The 2000 gain on sale was mitigated by the minority interest in Solitario's net income of $2,344,000 and a non-cash write down of $1,210,000 during the second quarter of 2000 on a portion of Crown's Cord Ranch property.

    Total revenues for the second quarter of 2001 were $5,000 compared with $5,955,000 for the second quarter of 2000. In addition to the gain on sale, January 2001, Crown sold its entire interest in Judith Gold Corporation, which owned the Kettle River mine royalty. Accordingly, Crown received no royalty revenues from the Kettle River mine in Washington during the second quarter of 2001. Crown recorded lower interest income during the second quarter of 2001 compared to the same period in the prior year as a result of the deconsolidation of Solitario (see note 1 above) and lower cash balances. During the quarter, Crown sold 200,000 shares of Canyon Resources Corporation to Solitario for $200,000, and recorded a loss on sale of approximately $13,000.

    Exploration expense in the second quarter 2001 of $2,000 reflects the deconsolidation of Solitario, when compared to the $270,000 which was recorded in the prior year quarter. Crown has significantly reduced its exploration activities as a result of the continuing low metals prices and its focus on the restructuring of its Convertible Debentures due August 27, 2001. (See Recent Developments above).

General and administrative expenses of $167,000 was reduced from the prior year quarter of $379,000 primarily as a result of the deconsolidation of Solitario. Depreciation, depletion and amortization expense was reduced to $3,000 for the second quarter of 2001 from $11,000 in the prior year as a result of the deconsolidation of Solitario and as certain assets became fully depreciated. Interest expense of $242,000 for second quarter 2001 was the same as in the year earlier quarter.

During the second quarter of 2000, Crown recorded an exploration property write down of $1,210,000 on a portion of its Cord Ranch property. No similar write down was made during the second quarter of 2001.

    During the second quarter of 2001, Crown recorded a loss of $243,000 for its share in the net loss of Solitario Resources
Corporation.   Solitario was included in the consolidated results
during the second quarter of 2000 and the minority interest in the equity of Solitario was a debit (reducing Crown's operating income) of $2,344,000.

Six months ended June 30, 2001 compared with six months ended June
30, 2000:
    Crown had a net loss of $(1,035,000) or $(0.07) per share, for the six months ended June 30, 2001 compared with net income of $680,000, or $0.05 per share, for the first six months of 2000.
The net income was primarily related to the gain on sale of Solitario's Yanacocha property, which was mitigated by the minority interest portion of Solitario's net income and the write down of a portion of the Cord Ranch property in Nevada during the second quarter of 2001.

    Total revenues for the first six months of 2001 were $227,000 compared with $6,145,000 for the same period in 2000. The higher revenues in 2000 were primarily the result of a gain on sale of Solitario's Yanacocha property. In January of 2001, Crown exchanged 100% of the shares of its wholly-owned subsidiary, Judith Gold Corporation for 200,000 shares of Canyon Resources Corporation ("Canyon") common stock. Crown subsequently sold the stock to Solitario for $200,000, during the second quarter of 2001. Crown recorded a receivable from Solitario of $200,000, which was paid in full in July 2001. As Crown had fully amortized its holdings in Judith, which consisted of a royalty on the Lamefoot deposit at the Kettle River mine in Washington and certain land and mineral rights at the Kendall mine in Montana, Crown recorded a gain on the sale of Judith, and the subsequent sale of the Canyon stock, net of expenses, of $197,000 for the first six months of 2001. Revenues in 2000 included mineral option proceeds of $100,000 related to Solitario's Bongara project. There was no royalty income in 2001 compared to $53,000 in 2000 as the Lamefoot deposit was exhausted during the fourth quarter of 2000 and sold as part of the Judith transaction. The reduction in interest income to $17,000 in 2001 compared to $183,000 in 2000 is due to the deconsolidation of Solitario and lower cash balances in 2001.

    Exploration expense during the first half of 2001 was $2,000 compared to $688,000 for the same period in 2000. The exploration expenditures include drilling of Crown's San Juan de Minas property in Mexico during the first quarter of 2000, combined with Solitario's initial exploration program for platinum group metals exploration targets in Brazil during the second quarter of 2000.

    General and administrative expenses for the first six months of 2001 were $292,000 compared with $771,000 for the same period last year. The reduced costs reflect the deconsolidation of Solitario and a reduction in the corporate activities of Crown during 2001 as a result of continued low metal prices and a focus of the efforts of the company to conserve its cash as it attempts to restructure its Convertible Debentures, due August 27, 2001. (See Recent Developments above).

Liquidity and Capital Resources

    During the six months ended June 30, 2001, Crown spent $13,000 for mineral property additions compared to $143,000 in the first half of 2000. The additions for both periods primarily relate to the Crown Jewel project (the "Project"). On July 18, 2001, Crown completed an agreement with Battle Mountain Gold Company, whereby Battle Mountain and Crown terminated their joint venture in the Project, in which Battle Mountain Gold Company was earning a 46 percent interest by providing funding for development of a 3,000 ton-per-day mining facility. (See Subsequent event). Solitario received $118,000 in payments on the Bongara zinc project in Peru, of which $100,000 was mineral option proceeds during the first half of 2000.

    Working capital at June 30, 2001 decreased to a negative
$14,738,000 from a negative $14,211,000 at December 31, 2000 as a result of use of cash for operations and the payment of interest on the Crown's $15,000,000 Convertible Debentures. Cash and cash equivalents at June 30, 2001 were $254,000.

    The long-term funding and operating results of Crown continue to be largely dependent on repayment or restructuring of the Convertible Debentures and on the permitting and successful commencement of commercial production at the Crown Jewel Project.


Crown Jewel Project

    The Project is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Many of the proposed facilities at the Project are to be located on unpatented lode mining claims and millsite claims. The validity of the claims, and obtaining some certain other rights from federal and state governments, is a prerequisite to the construction of the facilities.

    In January 2001, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. Battle Mountain appealed this ruling in March 2000. Crown will not pursue this appeal, as it intends to pursue a primarily underground mine plan. Furthermore, Crown anticipates it will be filing an amendment to the existing Environmental Impact Statement and that certain permits which Battle Mountain has obtained or applied for will be either modified or dropped. This will require Crown to reapply for the permits required for its primarily underground mining plan. Although Crown believes its underground mining plan significantly reduces most of the environmental impacts, of the Project, there can be no assurance that Crown's plan will receive the permits and regulatory approvals necessary for the construction and operation of the Project. See Legal Proceedings elsewhere in this report.

    In March of 2000, Crown engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of the Project reserves. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces. At December 31, 2000, Crown revised the reserves based upon an analysis by MRA which uses a cut-off grade of 0.200 ounces of gold per ton and a gold price of $280 per ounce. Crown is reporting proven and probable reserves of 2,139,000 tons at a grade of 0.392 ounces of gold per ton for a total of 839,000 contained ounces. Based upon the same cut-off grade, MRA has estimated a resource of 1,184,000 tons grading 0.403 ounces of gold per ton for a total of 477,000 additional ounces of gold contained within the currently planed underground workings at the Project.

    As part of the analysis of the Crown Jewel reserves by MRA, Crown retained Gochnour and Associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative will also require mitigation of environmental impacts. The Gochnour report concludes the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

    There are no assurances that required permits will be issued in a timely fashion, that Crown or Battle Mountain will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

Item 2. Quantitative and qualitative disclosures about market risk

Market Risk
As of June 30, 2001, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual
Report on Form 10-K for the year ended December 31, 2000.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Okanogan County Superior Court

  In January of 2000, the Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Battle Mountains open pit plan for the Crown Jewel Project. Battle Mountain filed an action in Okanogan County Superior Court in March 2000, appealing the PCHB decision reversing Battle Mountain's water rights and 401 certification. In light of the termination of the joint venture between Crown and Battle Mountain and Crown's announced intention to permit a primarily underground plan, Crown will not pursue this action and Crown expects Battle Mountain to drop this appeal.

United States District Court for the District of Oregon

  This action, commenced in November 1999 by certain opposition groups (the "Plaintiffs") to the Project against the Department of the Interior, et al., challenges the reinstatement of the Crown Jewel Record of Decision and the grant of the Plan of Operations for the project. In July 2000, Battle Mountain filed non-merits dispositive motions. Responses and reply briefs on the motions have been received and oral arguments on the dispositive motions were held November 6, 2000. In April of 2001, the Court denied the appeal.

Thurston County Superior Court

  In December of 1997, the members of the Plaintiffs filed three separate actions against the WDOE in Superior Court of the State of Washington for Thurston County. The actions challenge the WDOE's approval of permits issued to Battle Mountain for water resource mitigation and solid waste permit rulings. In April 1998, members of the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. In November 1998, the remaining two actions were consolidated. The case is currently pending and no trial date has been set. In light of the termination of the joint venture between Crown and Battle Mountain and Crown's announced intention to permit a primarily underground plan, Crown will not pursue this action and Crown expects Battle Mountain to drop this action.

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

  Not  Applicable


Item 3. Defaults Upon Senior Securities

  None




Item 4. Submission of Matters to a Vote of Security Holders

  On June 26, 2001 Crown held its Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

  a). Election of Directors. Five directors were re-elected to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:
                                         Number of Shares
            Name                        For          Against
       Mark E. Jones, III             10,495,825      366,634
       Christopher E. Herald          10,701,697      160,762
       J. Michael Kenyon              10,707,447      155,012
       Linder G. Mundy                10,688,047      174,412
       David R. Williamson            10,688,719      173,740






  b).  Appointment of Auditors.  The appointment of Deloitte and
       Touche, LLP as Crown's auditors for the fiscal year 2001
       was ratified:
                                Number of Shares
                         For        Against     Abstain
                       10,775,094      40,861      40,504

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 17 of this Report are included as a part of this Form 10-Q.

(b)    Reports on Form 8-K:

  None


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







August 14, 2001          By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
                                 Accounting Officer)

                        INDEX TO EXHIBITS


Exhibit
Number   Description

10.27 Termination agreement, dated July 23, 2001, between Battle Mountain Gold, Crown Resources
         Corporation, Crown Resource Corp. of Colorado,
         Gold Texas Resources U.S., Inc. and Battle
         Mountain Gold Company terminating the Crown
         Jewel Joint Venture Agreement and Amendments.

10.28    Royalty Deed, dated July 23, 2001, given by
         Crown Resources Corporation, Crown Resource
         Corp. of Colorado, Gold Texas Resources, U.S.,
         Inc. to Battle Mountain Gold Company covering production of the first 1 million ounces of gold from the Crown Jewel project.