Form 10-Q
period 2001-09-30
CROWN RESOURCES CORP
filed 2001-11-14
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C. 20549


	FORM 10-Q

(Mark One)

 X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Shares outstanding as of October 31, 2001: 14,553,302 shares of common stock, $0.01 par value.




                    	TABLE OF CONTENTS


                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1	Consolidated Financial Statements	3

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations	9

  Item 3  Quantitative and Qualitative Disclosures
          About Market Risk	16

PART II - OTHER INFORMATION

  Item 1  Legal Proceedings	16

  Item 2  Changes in Securities	17

  Item 3  Defaults Upon Senior Securities	 17

  Item 4  Submission of Matters to a Vote
            of Security Holders	17

  Item 5  Other Information	17

  Item 6  Exhibits and Reports on Form 8-K	17


SIGNATURES	18
























	PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	CROWN RESOURCES CORPORATION

	CONSOLIDATED BALANCE SHEETS
	(Unaudited)
(in thousands, except	September 30, 	December 31,
 per share amounts)	    2001    	   2000


	Assets
Current assets:
  Cash and cash equivalents		$   168   		$   971
  Short-term investments		     79  		     79
  Prepaid expenses and other  	        96	       139
    Total current assets	       343		  1,189

Mineral properties, net		 14,322		 13,902

Other assets:
  Equity in unconsolidated subsidiary       3,601              4,873
  Debt issuance costs, net		     -  		     68
  Other	        60		     63
  3,661		  5,004
             		$18,326	   $20,095

	Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable		$    57		$   111
  Convertible debentures                   15,000             15,000
  Other		    864		    289
    Total current liabilities		 15,921		 15,400


Stockholders' equity:
  Preferred stock, $0.01 par value		     - 		     -
  Common stock, $0.01 par value		    146 		    146
  Additional paid-in capital		 35,003		 35,045
  Accumulated deficit          		(32,744) 		(30,496)
   Total stockholders' equity   	     2,405		  4,695
         		$18,326		$20,095

See Notes to Consolidated Financial Statements.








	CROWN RESOURCES CORPORATION

	CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)



         	Three months ended   	 Nine months ended
(in thousands, except per	September 30, 	   September 30,
 share amounts)                           2001          2000            2001
       2000
Revenues:
  Mineral property option proceeds      $    -         $    -         $    -
     $   100
  Royalty income                             -              17             -
          70
  Interest income                             2            144             19
         327
  Gain on sale of mineral properties         -              26            210
       5,835
    Total revenues                            2            187            229
       6,332
Costs and expenses:
  Exploration expense                         3            192              5
         880
  Depreciation, depletion, and
   amortization                               2              7              9
          34
  General and administrative                221            276            513
       1,047
  Interest expense                          237            243            722
         728
  Abandonment and impairment of
   mining claims and leases                  -              -              -
       1,269
  Other, net                                (15)            -              (2)
          (2)
    Total costs and expenses                448            718          1,247
       3,956
Operating income (loss)                    (446)          (531)        (1,018)
       2,376
Equity in loss of unconsolidated
   subsidiary                              (767)            -          (1,230)
          -
Income (Loss) before
  minority interest                      (1,213)          (531)        (2,248)
       2,376
Minority interest in (income) loss
 of subsidiary                               -              85             -
      (2,142)

Net income (loss)                       $(1,213)       $  (446)       $(2,248)
     $   234

Income (Loss) per common share
 and common equivalent share:
   Basic and fully diluted              $ (0.08)       $ (0.03)        $(0.15)
     $  0.02

Weighted average number of
 common and common equivalent
 shares outstanding                      14,553         14,553         14,553
      14,552














 See Notes to Consolidated Financial Statements.



                      CROWN RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                           	 Nine months ended
		September 30,
(in thousands)                                           2001
2000
Operating activities:
  Net income (loss)                                    $(2,248)      $
234
  Adjustments:
    Depreciation, depletion, & amortization                 77
110
    Abandonment of mining claims
      and leases                                            -
1,269
    Common stock issued for services                        -
25
    Equity in loss of unconsolidated subsidiary          1,230
-
    Minority interest in gain (loss) of subsidiary
2,142
    Gain on sale of assets and mineral properties         (210)
(5,835)
    Changes in operating assets and liabilities:
      Prepaid expenses and other                            43
47
      Accounts payable and other
        current liabilities                                169
(238)
    Net cash used in operating activities                 (939)
(2,246)

Investing activities:
  Additions to mineral properties                          (68)
(205)
  Proceeds from asset sales                                210
5,614
  Increase in other assets                                  (6)
(387)
    Net cash provided by investing activities              136
5,022

Net increase (decrease) in cash and cash equivalents      (803)
2,776

Cash and cash equivalents, beginning of period             971
5,174

Cash and cash equivalents, end of period               $   168       $
7,950

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

The accompanying consolidated financial statements of Crown Resources Corporation and subsidiaries (?Crown?) for the nine months ended September 30, 2001 and 2000 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown?s Annual Report on Form 10-K for the year ended December 31, 2000. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Basis of presentation

The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. On August 27, 2001, Crown defaulted on its $15,000,000 5.75% convertible subordinated debentures (the "Debentures"). Under the terms of the Debentures, because Crown is in default, the Debenture holders have the right to seek a judgement against Crown to obtain payment. As a result, Crown may be forced to seek protection from its creditors under the bankruptcy laws.

As of September 30, 2001, Crown has a working capital deficiency of $15,223,000 and Crown has insufficient liquidity to pay the Debentures and accrued interest. Management completed a $3,600,000 Secured Note financing in October 2001. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) Funds from the Secured Note financing, totaling $3,250,000, have been put in escrow (the "Escrowed Notes") pending a successful restructuring of the Debentures. If Crown is not successful in restructuring the Debentures on acceptable terms by March 31, 2002, Crown will default on its Secured Notes, and the escrowed funds will be returned to the Escrowed Note holders. Continuing discussions are being held with the holders of the Debentures to facilitate this restructuring. There is no assurance that Crown will be able to restructure the Debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Solitario Resources Corporation

On October 18, 2000, (the ?Effective Date?) Solitario
Resources Corporation (?Solitario?) a then majority owned subsidiary of Crown, completed a Plan of Arrangement (the ?Plan?) with Altoro Gold Corp. of Vancouver, Canada (?Altoro?), whereby Altoro became a wholly-owned subsidiary of Solitario. In connection with the Plan, Solitario issued 6,228,894 shares to Altoro shareholders and option holders and issued 261,232 shares in exchange for warrants issued to former Altoro shareholders. As of September 30, 2001 Solitario has 23,407,134 shares outstanding of which Crown owns 9,633,585 shares. Primarily as a result of the issuance of Solitario shares in connection with the Plan, Crown?s ownership percentage of Solitario has been reduced from 57.2%, prior to the Plan, to 41.2% at September 30, 2001. Accordingly, Crown has accounted for its investment in Solitario under the equity method since the Effective Date. Crown?s interest in the net assets of Solitario is shown on the Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000 as equity in unconsolidated subsidiary. Crown's share of Solitario?s net loss for the three and nine month periods ended September 30, 2001 are shown as equity in loss of unconsolidated subsidiary in the Unaudited Consolidated Statement of Operations. Solitario?s income, expense and minority interest are included in the Unaudited Consolidated Statement of Operations of Crown for the three and nine month periods ended September 30, 2000.



2.	Investment in Unconsolidated Subsidiary

As discussed in Note 1, Crown accounts for its investment in Solitario under the equity method since the Effective Date. The market value of Crown's 9,633,585 shares of Solitario was approximately $3,233,000 at September 30, 2001. Unaudited Condensed financial information of Solitario is as follows:

Balance Sheets                       September 30,    December 31,
(in thousands)                            2001           2000
Assets
 Current assets                        $  4,530       $  6,490
 Mineral properties (net)                 3,693          4,873
 Other                                      603            597
  Total assets                         $  8,826      $ 11,960
Liabilities and stockholders'equity
 Current liabilities                   $     76            151
 Stockholders' equity     		       8,750         11,809
  Total liabilities and
    Stockholders' equity               $  8,826       $ 11,960


Statements of Operations
  (in thousands)             	  Three months ended  	 	 Nine months
ended
				          September 30,		         September 30,
                                2001          2000           2001
   2000

  Revenues                   $    47        $   135        $   197
 $ 6,169
  Costs and expenses           1,910            334          3,185
   1,170
  Net income (loss)          $(1,863)       $  (199)       $(2,988)
 $ 4,999

3.  Pro Forma Consolidated Financial Information - Unaudited:

As described in Note 1, subsequent to the Effective Date Crown has been accounting for its interest in Solitario under the equity
method.   The pro forma results for the third quarter of 2000,
assuming the transaction occurred January 1, 2000 are as follows:

                                 Three months	Nine months
(in thousands)                    ended September 30,
Revenues				           $   52          $  163
Net income (loss)                   $ (414)         $ (536)
Basic and diluted loss per share    $ 0.03          $(0.04)

4.	Related Party Transactions



Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999 and December 2000. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Prior to December 2000, Administrative Costs were reimbursed at 50% and a management fee of 2% was charged on direct Solitario costs paid by Crown. Management service fees charged to Solitario were $430,000 and $305000 for the nine months ended September 30, 2001 and 2000, respectively.

On June 26, 2001, Solitario acquired 200,000 shares of Canyon
Resources Corporation common stock from Crown at its fair market value of $200,000 at that date.

	On October 19, 2001, Solitario invested $1,000,000 in Convertible Secured Notes issued by Crown, in two separate notes. Funds from one note (the "Solitario Note") of $350,000 were delivered to Crown. Solitario invested the remaining $650,000 in an Escrowed Note (as discussed further in Note 1), which was put in escrow pending a successful restructuring of Crown's Debentures. See Management's Discussion and Analysis of Financial Condition and Results of Operation, Secured Note financing.


5.	Comprehensive Income

The following represents comprehensive loss and its components:
(in thousands)                  Three months            Nine
months
                             ended September 30,    ended
September 30,
                                2001    2000           2001
2000
Net income (loss)            $(1,210) $ (446)       $(2,245)  $
234
Unrealized income on
  marketable equity
  securities                      -       55             -
136
Comprehensive income (loss)  $(1,210) $ (391)       $(2,245)  $
370

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Recent Developments



Secured Note financing

On October 19, 2001 Crown announced it received and accepted subscription agreements for the purchase of $3,200,000 of convertible secured notes and warrants. As of October 31, 2001, Crown had completed a total of $3,600,000 in the convertible secured note financing (Secured Notes). Crown expects to use a portion of the proceeds from this financing to restructure the Company's existing Debentures and initiate permitting on its Crown Jewel gold project in the state of Washington. The Secured Notes are secured by all the assets of Crown, consisting primarily of its interest in the Crown Jewel property and its wholly-owned subsidiary, Crown Resource Corp. of Colorado whose assets consist primarily of a 41% equity interest in Solitario Resources Corporation ("Solitario").

The Secured Notes have a five-year term and carry a 10%
interest rate payable quarterly in cash or Crown common stock, at the election of the Company. Proceeds of $3,250,000 from the Escrowed Notes are being held in escrow pending restructuring of the Debentures. Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common
share at $0.75 per share, subject to adjustment.   Solitario also
invested in the Solitario Note for the remaining $350,000 of the Secured Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrants are otherwise identical to the terms of the Escrowed Notes and warrants. Per the terms of the Secured Notes, the release of the escrowed funds are conditional upon the successful completion of a restructuring of the Debentures, on terms acceptable by the holders of the Secured Notes, by March 31, 2002. Crown anticipates that if there is a successful restructuring of the existing debt, there will be a substantial dilution to existing shareholders under the anti-dilution provisions of the notes and warrants as further described below under Corporate Reorganization.

Corporate Reorganization

The Secured Notes contemplate a restructuring of the Debentures as a part of a reorganization of Crown through a filing of a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Plan") in United States Bankruptcy Court (the
"Court"). The Plan contemplated by the Secured Notes would provide for an exchange of all outstanding Debentures, including any accrued interest thereon for the following consideration to be proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;
(ii)	$2,000,000 in Pari-passu Convertible Secured Notes
(the "Pari-passu Notes") convertible into Crown
common shares at $0.35 per share. The Pari-passu Notes
will have essentially the same terms as the Escrowed
Notes, including a 10% interest rate payable in cash
or stock at Crown's option, the same maturity date and
the issuance of warrants with an exercise price of
$0.75 per share;
(iii)	$4,000,000 of convertible unsecured notes (the
"Unsecured Notes") convertible into common stock of Crown at $0.75 per share. The Unsecured Notes would pay interest at 10% in stock or cash at Crown's option, and mature on the same date as the Secured
Notes.

The Plan contemplates a 5 for 1 reverse split of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Secured Notes, the Unsecured Notes and the related warrants. The Plan contemplates that, immediately after the approval of the Plan, the Secured Note holders will own approximately 52% of the fully diluted common stock, the Debenture holders will own approximately 41% of the fully diluted common stock and current shareholders would own approximately 7% of the fully diluted common stock. The Plan also contemplates the cancellation and full impairment of Crown's preferred stock, currently held by a wholly-owned subsidiary and which is eliminated in consolidation.

After being filed with the Court, the Plan must be voted on by Crown's creditors and shareholders and then approved by the Court. When approved by the Court, the Plan becomes a legally binding agreement between Crown and its creditors and shareholders.

Crown Jewel Joint Venture

On July 23, 2001, Crown announced the completion of an agreement with Battle Mountain Gold Company to terminate its joint venture on the Crown Jewel Project (the "Project"), where Battle Mountain was earning a 46% interest by building a 3,000-ton per day mining facility. As part of the agreement Crown became the sole owner and manager of the Project and granted Battle Mountain a sliding scale royalty on the first 1 million ounces of gold. The royalty varies with the price of gold and Crown may purchase the royalty from Battle Mountain for a payment of $2 million any time over the next five years. Crown has also announced it will be seeking regulatory approval and permits to operate a primarily underground mining operation at the Project, which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Battle Mountain. Battle Mountain's plan proposed moving over 105 million tons of material, producing 8.5 million tons of ore over an eight-year period. Crown's underground proposal, still in the planning stages, would move less than 10% of the material of the Battle Mountain plan and estimates the total ore produced at approximately 3.3 million tons. Crown recorded $353,000 in mineral property additions in connection with the termination of the joint venture related to the assumption of liabilities of $116,000 in property taxes payable in 2001 and $237,000 for a note payable for mineral property of $250,000 due in February 2002.


Results of operations

Third quarter 2001 compared with the third quarter of 2000:

Crown had a net loss of $(1,213,000) or $(0.08) per share, for the third quarter of 2001 compared with a net loss of $(446,000), or $0.03 per share, for the third quarter of 2000. The primary reason for the increased loss in the third quarter of 2001 related to Crown's equity in the loss of unconsolidated subsidiary, Solitario, of $767,000. During the third quarter of 2001, Solitario recorded a non-cash write-down of $1,239,000 on its mineral exploration properties. Solitario was included in the consolidated results during the third quarter of 2000 and the minority interest in the equity of Solitario was a credit of $85,000, reducing Crown's operating loss.

Total revenues for the third quarter of 2001 were $2,000 compared with $187,000 for the third quarter of 2000. In January 2001, Crown sold its entire interest in Judith Gold Corporation, which owned the Kettle River mine royalty. Accordingly, Crown received no royalty revenues from the Kettle River mine in Washington during the third quarter of 2001. Crown recorded lower interest income during the third quarter of 2001 compared to the same period in the prior year as a result of the deconsolidation of Solitario (see note 1 above) and lower cash balances. During the quarter Crown sold certain fixed assets acquired upon the termination of the Crown Jewel Joint Venture and recorded a gain on sale of approximately $14,000.



Exploration expense of $3,000 in the third quarter 2001 reflects the deconsolidation of Solitario, when compared to the $192,000 which was recorded in the prior year quarter. Crown has significantly reduced its exploration activities as a result of the continuing low metals prices and its focus on the restructuring of its Convertible Debentures. (See Recent Developments above).

	General and administrative expenses of $221,000 reflect an increase in legal fees of approximately $149,000, related to the completion of the Secured Note financing and the restructuring of the Debentures. (See Recent Developments above). Other general and administrative costs have been reduced from the prior year quarter of $276,000 primarily as a result of the deconsolidation of Solitario.

	Depreciation, depletion and amortization expense was reduced to $2,000 for the third quarter of 2001 from $7,000 in the prior year as a result of the deconsolidation of Solitario and as certain assets became fully depreciated. Interest expense relating to the Debentures of $237,000 for third quarter 2001 was reduced from the $243,000 in the year earlier quarter as a result of fully amortizing deferred debt issuance costs during the quarter.

Nine months ended September 30, 2001 compared with nine months ended September 30, 2000:

Crown had a net loss of $(2,248,000) or $(0.15) per share, for the nine months ended September 30, 2001 compared with net income of $234,000, or $0.02 per share, for the first nine months of 2000. During the second quarter of 2000, Solitario, Crown's then 57.2 percent-owned subsidiary, recorded a gain on sale of approximately $5,809,000 on the sale of its Yanacocha property. See liquidity and capital resources. The 2000 gain on sale was mitigated by the minority interest in Solitario's net income of $2,142,000 and a non-cash write down of $1,210,000 during the second quarter of 2000 on a portion of Crown's Cord Ranch property.



Total revenues for the first nine months of 2001 were $229,000 compared with $6,332,000 for the same period in 2000. The higher revenues in 2000 were primarily the result of the gain on sale of Solitario's Yanacocha property. In January of 2001, Crown exchanged 100% of the shares of its wholly-owned subsidiary, Judith Gold Corporation for 200,000 shares of Canyon Resources Corporation ("Canyon") common stock. Crown subsequently sold the stock to Solitario for $200,000, during the second quarter of 2001. Crown recorded a gain on the sale of Judith, and the subsequent sale of the Canyon stock, net of expenses, of $197,000 for the nine months ended September 30, 2001. Revenues in 2000 included mineral option proceeds of $100,000 related to Solitario's Bongara project. There was no royalty income in 2001 compared to $70,000 in 2000 as the Lamefoot deposit was exhausted during the fourth quarter of 2000 and sold as part of the Judith transaction. The reduction in interest income to $19,000 in 2001 compared to $327,000 in 2000 is due to the deconsolidation of Solitario and lower cash balances in 2001.

Exploration expense during the nine months ended September 30, 2001 was $5,000 compared to $880,000 for the same period in 2000. Exploration expenditures include drilling of Crown's San Juan de Minas property in Mexico during the first quarter of 2000, combined with Solitario's initial exploration program for platinum group metals exploration targets in Brazil during the first nine months of 2000.

General and administrative expenses for the first nine months of 2001 were $513,000 compared with $1,047,000 for the same period last year. The reduced costs reflect the deconsolidation of Solitario and a reduction in the corporate activities of Crown during 2001 as a result of a focus of the efforts of the company to conserve its cash as it attempts to restructure its Convertible Debentures. (See Recent Developments above).

Liquidity and Capital Resources

During the nine months ended September 30, 2001, Crown spent $68,000 for mineral property additions compared to $205,000 during the same period of 2000. The additions for both periods primarily relate to the Crown Jewel project (the "Project"). On July 18, 2001, Crown completed an agreement with Battle Mountain Gold Company, whereby Battle Mountain and Crown terminated their joint venture in the Project, in which Battle Mountain Gold Company was earning a 46 percent interest by providing funding for development of a 3,000 ton-per-day mining facility. (See Recent Developments above). Solitario received $118,000 in payments on the Bongara zinc project in Peru, of which $100,000 was mineral option proceeds during the first nine months of 2000.

Working capital at September 30, 2001 decreased to a negative $15,223,000 from a negative $14,211,000 at December 31, 2000 as a result of use of cash for operations and the payment of interest on the Crown's $15,000,000 Convertible Debentures. Cash and cash equivalents at September 30, 2001 were $168,000.

The long-term funding and operating results of Crown continue to be largely dependent on the restructuring of the Convertible Debentures and/or reorganization of Crown and on the permitting and successful commencement of commercial production at the Crown Jewel Project (See Recent Developments above).

Crown Jewel Project

The Project is in the permitting phase, with work currently underway to obtain the permits necessary to construct and operate the mine. Many of the proposed facilities at the Project are to be located on unpatented lode mining claims and millsite claims. The validity of the claims, and obtaining certain other rights from federal and state governments, is a prerequisite to the construction of the facilities.

In January 2000, the State of Washington Pollution Control
Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. Battle Mountain appealed this ruling in March 2000. Crown will not pursue this appeal, as it intends to pursue a primarily underground mine plan. Furthermore, Crown anticipates it will be filing an amendment to the existing Environmental Impact Statement to change the project to a primarily underground mine from the open-pit mine proposed by Battle Mountain. Furthermore, certain permits, which Battle Mountain has obtained or applied for, will be either modified or dropped. This will require Crown to reapply for the permits required for its primarily underground mining plan. Although Crown believes its underground mining plan significantly reduces most of the environmental impacts of the Project, there can be no assurance that Crown's plan will receive the permits and regulatory approvals necessary for the construction and operation of the Project. See Legal Proceedings elsewhere in this report.

In March of 2000, Crown engaged Mine Reserves Associates
("MRA") to conduct an independent analysis of the Project reserves. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces. At December 31, 2000, Crown revised the reserves based upon the analysis by MRA, which uses a cut-off grade of 0.200 ounces of gold per ton and a gold price of $280 per ounce. Crown is reporting proven and probable reserves of 2,139,000 tons at a grade of 0.392 ounces of gold per ton for a total of 839,000 contained ounces. Based upon the same cut-off grade, MRA has estimated a resource of 1,184,000 tons grading 0.403 ounces of gold per ton for a total of 477,000 additional ounces of gold contained within the currently planed underground workings at the Project.



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

There are no assurances that required permits will be issued in a timely fashion, that Crown will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the project.

New Accounting Pronouncements

	In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 Supersedes SFAS No. 121, and provides for the use of probability weighted cash flow estimation in determining cash flows for the impairment of assets as well as establishing methods for accounting for assets to be disposed of other than by sale. The Company is required to implement SFAS No. 144 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial position or results of operations.

	In July 2001, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 141 (?SFAS No. 141"), ?Business Combinations.? SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

	In July 2001, the Financial Accounting Standards Board issued Statement No. 142, ?Goodwill and Other Intangible Assets? (?SFAS No.142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

	As of September 30, 2001, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000.


	PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Okanogan County Superior Court

In January of 2000, the Pollution Control Hearings Board
("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Battle Mountains open pit plan for the Crown Jewel Project. Battle Mountain filed an action in Okanogan County Superior Court in March 2000, appealing the PCHB decision reversing Battle Mountain's water rights and 401 certification. In light of the termination of the joint venture between Crown and Battle Mountain and Crown's announced intention to permit a primarily underground plan, Battle Mountain has dropped its appeal and Crown will not pursue this action.

Thurston County Superior Court



In December of 1997, certain opposition groups (the
"Plaintiffs") filed three separate actions against the WDOE in Superior Court of the State of Washington for Thurston County. The actions challenge the WDOE's approval of permits issued to Battle Mountain for water resource mitigation and solid waste permit rulings. In April 1998, members of the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. In November 1998, the remaining two actions were consolidated. The case is currently pending and no trial date has been set. In light of the termination of the joint venture between Crown and Battle Mountain and Crown's announced intention to permit a primarily underground plan, Crown will not pursue this action and expects the permits to be overturned in this action.

Department of the Interior

In May 2000, members of the Plaintiffs filed a protest of the patent application for the grandfathered Crown Jewel lode claims. The protest was filed in the Washington/Oregon State Bureau of Land Management office. The Department of the Interior has invited Crown to submit a response to the protest, but has not set a date for such response or a time frame for the resolution of the protest. Crown does not anticipate filing a response to this action.

The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time.

Item 2. Changes in Securities

On October 19, 2001, Crown completed a Convertible Secured
Note financing by issuing convertible secured notes of $3,600,000, convertible into 10,485,714 shares of Crown common stock. As part of the financing, Crown also issued warrants convertible into an additional 10,485,714 shares of Crown common stock. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments.)


Item 3. Defaults Upon Senior Securities

On August 27, 2001, Crown defaulted on the payment of $15,000,000 in principal and 431,000 of interest due on its 5.75%
Convertible Subordinated Debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations,
Recent Developments.)



Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:  The exhibits as indexed on page 17 of this Report are included, as a part of this Form 10-Q.

(b)	Reports on Form 8-K:

On October 19, 2001, a report on Form 8K stating that Crown had received subscription agreements for the purchase of $3.2 million of convertible secured notes and warrants.




  	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CROWN RESOURCES CORPORATION







November 14, 2001     	   By: /s/ James R. Maronick
Date                             James R. Maronick
                                 Vice President - Finance
                                (Principal Financial and
	Accounting Officer)
































INDEX TO EXHIBITS


Exhibit
Number 	Description
10.29	Form of Convertible Note Purchase Agreement
and related exhibits dated October 19, 2001 whereby Crown issued $3.6 million in convertible secured notes, convertible into
10,485,714 shares of common stock and warrants which may be exercised into 10,485,714 shares of Crown common stock.





19