Form 10-K
period 2001-12-31
CROWN RESOURCES CORP
filed 2002-04-03
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549



    FORM 10-K
(Mark One)
[X]	Annual report pursuant to Section 13
or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended
 	December 31, 2001
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

	   4251 Kipling St. Suite 390, Wheat Ridge,
Colorado 80033
	 (Address of principal executive offices)
   (Zip Code)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $ 1,927,000, based upon the closing price on March 4 2002.

There were 14,804,104 shares of common stock, $0.01 par value, outstanding on March 4, 2002.

	This Form 10-K consists of 60 pages
	Exhibit Index Begins on Page 51




	TABLE OF CONTENTS






	Page
PART I

  Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .
 3
  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .
11
  Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .
17
  Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . . . .
19


PART II

  Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . . .
 20
  Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . .
20
  Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results
 of Operations  . . . . . . . . . . . . . . . . . . . .
21
  Item 8.   Financial Statements and Supplementary Data  . . . . . . .
32
  Item 9.   Changes in and Disagreements with
              Accountants on Accounting and
 Financial Disclosure . . . . . . . . . . . . . . . . .
33

PART III

  Item 10.  Directors and Executive Officers of the
              Registrant . . . . . . . . . . . . . . . . . . . . . . .
33
  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .
37
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . . . .
 43
  Item 13.  Certain Relationships and Related Transactions . . . . . .
 44

PART IV

  Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K  . . . . . . . . . . . . . . . .
44


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
50




	PART I

The information set forth in this Form 10-K including that in Business, Properties and Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in Business, Management's Discussion and Analysis of Financial Condition and Results of Operations and Considerations Related to Crown's Business below.

Item 1.  Business

(a) Overview

Crown Resources Corporation ("Crown") is a precious
metals exploration company operating in the western United
States.   Crown owns 41.2% of Solitario Resources Corporation
("Solitario"), which was consolidated prior to Solitario's acquisition of Altoro Gold Corporation ("Altoro"). Crown's investment in Solitario since October 2000 is accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in Brazil, Bolivia and Peru.

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

Crown was incorporated under the laws of the State of Washington in August 1988. Unless otherwise indicated by the context, all references to Crown in this report shall be read to refer to Crown Resources Corporation and its subsidiaries taken together. However, "CRC" shall refer to Crown Resources Corporation only.

(b)	Recent Developments



Corporate Reorganization

On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy CRC filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 27, 2002. The Plan contemplates a restructuring of CRC's 5.75% convertible subordinated debentures, which were due August 27, 2001 (the "Debentures") through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration to be proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;
(ii)	$2,000,000 in 10% Convertible Secured Notes (the
"Secured Notes") convertible into Crown common
shares at $0.35 per share. The Secured Notes will
be pari-passu to and have essentially the same
terms as certain Senior Notes, issued in October
2001 and discussed below, including a 10%
interest rate payable in cash or stock at CRC's
option, and a maturity date of October 2006.
(iii)	Warrants, which entitle the holders the right to
purchase, in the aggregate, 5,714,285 shares of
CRC common stock at an exercise price of $0.75
per share.  The warrants expire in October 2006;
(iv)	$4,000,000 of convertible unsecured subordinated
notes (the "Unsecured Notes") convertible into common stock of CRC at $0.75 per share. The
Unsecured Notes would pay interest at 10% in stock or cash at CRC's option, and mature on the same date as the Secured Notes.

All other liabilities of CRC and Crown would be paid in the normal course under the Plan.

The Plan contemplates a 5 for 1 reverse split of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured Notes and the related warrants. The Plan contemplates that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock. The Plan also contemplates the cancellation of CRC's preferred stock, currently held by a wholly owned subsidiary and which is eliminated in consolidation.

After being filed with the Court, the Plan must be voted on by CRC's creditors and shareholders. If the Plan is approved by the Court, the Plan becomes a legally binding agreement between CRC and its creditors and shareholders. Subject to any objections and related delays, Crown anticipates the Court could set a hearing to determine the adequacy of the Disclosure Statement and Confirmation of the Plan, prior to June 30, 2002.

There can be no assurance given that the Plan will be approved by the creditors or shareholders, nor that the Court will confirm the Plan as filed, if at all. If the Plan is not confirmed by the Court, there can be no assurance that Crown will have sufficient funds to continue as a going concern, to restructure the Debentures on acceptable terms or continue operations. If the Plan is not confirmed by the Court, Crown may be forced to liquidate its assets under Chapter 7 of the U.S. Bankruptcy Code and to cease operations.

Senior Note financing

In October 2001, Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Pending confirmation of the Plan, discussed above, Crown intends to use a portion of the proceeds from this financing to restructure the Company's existing Debentures and initiate permitting on its Crown Jewel Project in the state of Washington. The Senior Notes are secured by all the assets of Crown, consisting primarily of its interest in the Crown Jewel Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado whose assets consist primarily of a 41.2% equity interest in Solitario.

The Senior Notes have a five-year term and carry a 10% interest rate payable quarterly in cash or Crown common stock, at the election of the Crown. Proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes.
 The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share,
subject to adjustment.   Solitario also invested in a separate
Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes.
 The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrants are otherwise identical to the terms of the Escrowed Notes and warrants. On March 5, 2002, the Crown and the Senior Lenders amended the terms of the Senior Notes, which released to Crown $200,000 of the proceeds being held in escrow. Per the terms of the Senior Notes, as amended, the release of the remaining escrowed funds is conditional upon the confirmation of a Plan, on terms acceptable by the holders of the Senior Notes, by June 30, 2002. The Senior Notes are classified as a current liability at December 31, 2001 as they are due by June 30, 2002 if the Plan is not confirmed. If the Plan is confirmed as filed, there will be a substantial dilution to existing shareholders as further described above under Corporate Reorganization and the Senior Notes will be classified as a long-term liability.

	Crown Jewel Project Joint Venture

On July 23, 2001, Crown announced the completion of an agreement with Battle Mountain Gold Company, a wholly owned subsidiary of Newmont Mining Corporation (both companies referred to as "Newmont") to terminate its joint venture on the Crown Jewel Project where Newmont was earning a 46% interest by building a 3,000-ton per day mining facility. As part of the agreement Crown became the sole owner and manager of the Crown Jewel Project and granted Newmont a sliding scale royalty on the first 1 million ounces of gold. The royalty varies with the price of gold and Crown may purchase the royalty from Newmont for a payment of $2 million any time over the next five years. Crown has also announced it will be seeking regulatory approval and permits to operate a primarily underground mining operation at the Crown Jewel Project, which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont. Newmont's plan proposed moving over 105 million tons of material, producing 8.5 million tons of ore over an eight-year period. Crown's underground proposal, still in the planning stages, would move less than 10% of the material of the Newmont plan and estimates the total ore produced at approximately 3.3 million tons. Crown recorded $353,000 in mineral property additions in connection with the termination of the joint venture related to the assumption of liabilities of $116,000 in property taxes payable in 2001 and $237,000 for a $250,000 note payable (the "Keystone Note"), originally due in February 2002.

On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the note $30,000 and extending the term of the note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. At December 31, 2001, the current portion of the Keystone Note was $68,000.

(c)	Considerations Related to Crown's Business

Exploration and Development



As of December 31, 2001, Crown's only significant
mineral property is the Crown Jewel Project, located in
Washington State. Crown also holds interests in mineral
properties in Utah and Nevada.  The Crown Jewel Project
consists of a variety of interests including unpatented
and patented claims and fee land held 100% by Crown or
under lease or option or purchase agreements.   Crown's
interest in Latin American properties are held by Solitario which has interests in properties located in Peru and Brazil. Crown has acted as operator on all of its properties that are not held in joint ventures. The success of projects held under joint ventures that are not operated by Crown is substantially dependent on the joint venture partner. Currently, there are no properties held in joint ventures.

Historically, after selecting a possible exploration area through its own efforts or with others, Crown compiles reports, reviews past production records, and geologic surveys concerning the area. Crown then undertakes a field exploration program to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, Crown will generally either conduct geologic drilling programs in an effort to locate the existence of economic mineralization or seek a joint venture partner to undertake such work. If mineralization is delineated, further work will be undertaken to estimate ore reserves, evaluate the feasibility for the development of a mining project, obtain permits for commercial development and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

Foreign Operations

During 1999, Crown had property interests in Mexico and
during 1999, 2000 and 2001, through Solitario, interests in properties located in Peru, Bolivia and Brazil. As of December 31, 2001, Crown does not hold any direct property interests outside of the United States. Crown holds a significant investment in Solitario, which is subject to the laws of Peru, Bolivia and Brazil, where it operates. These countries have, from time to time, experienced periods of political and economic instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as, bylaws and policies of the United States affecting foreign trade, investment and
taxation.   Certain other regions in which Crown may conduct
operations have also been subject to political and economic instability, creating uncertainty and the potential for a loss of resources located in these regions.

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

Sources of Financing

The capital required for exploration and development of properties is substantial. Crown has financed operations through the issuance of the Senior Notes, the Debentures, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Crown's interest in a certain property in exchange for the expenditure of a specified amount), the sale by Crown of interests in properties or other assets, and the issuance of common stock.

 On March 8, 2002, CRC filed the Bankruptcy under
Chapter 11 with the Court. If the Court confirms the Plan of Reorganization as filed, Crown will exchange its Debentures, including any accrued interest, for a payment of $1,000,000 in cash, the issuance of $2,000,000 of Secured Notes, warrants for 5,714,285 shares and $4,000,000 of Unsecured Notes. Until the Plan is confirmed, there is substantial doubt about Crown's ability to continue as a going concern. Crown's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If the Plan is confirmed as filed, there is no assurance that Crown will be able to permit the Crown Jewel Project or obtain long-term financing to allow Crown to develop and operate the Crown Jewel Project or to repay its
long-term debt and continue operations.   See Properties -
Crown Jewel Project-Financing, and Management's Discussion and Analysis of Financial Condition and Results of Operations
- Liquidity and Capital Resources.

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

Title.  U.S. Properties.



Crown's domestic property consists, to a large extent, of unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. These laws also provide for the location of unpatented millsite claims for the purpose of mining and milling minerals from valid mining claims. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Furthermore, the acquisition of unpatented millsite claims may be limited by several factors, which include the number of valid unpatented mining claims.

The Crown Jewel Project has located necessary millsite claims in excess of the number of unpatented mining claims to be developed. In November 1997 the Solicitor of the Department of the Interior issued an opinion which stated among other things, that the Bureau of Land Management should not approve plans of operation that rely on a greater number of millsite claims than the number of mining claims being developed. Federal Public Law 106-31 mandated reinstatement of the Record of Decision for the Crown Jewel Project and approval of the plan of operations submitted by Newmont (the "Plan of Operations"), which had respectively been revoked and denied, based upon the Solicitor's opinion. Opponents of the Crown Jewel Project have filed claims in various courts and jurisdictions opposing the Crown Jewel Project, including an appeal of the approval of the Plan of Operations, which was subsequently denied. See Legal Proceedings.

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

Crown is subject to income taxes, state and local franchise taxes, personal property taxes, and state severance taxes levied by various governmental units in the countries in which Crown operates. State severance taxes vary between the states and, within a single state, the amount of tax, based on a percentage of the value of the mineral being extracted, vary from mineral to mineral. Crown's operations are also subject to taxation by each locality in which it owns mineral properties or does business.

The domestic exploration programs conducted by Crown are subject to federal, state and local environmental regulations.
 A substantial portion of Crown's mining claims is on U.S. public lands. The United States Forest Service ("USFS") and Bureau of Land Management ("BLM") extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. Crown may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or mining activity may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

Future legislation and regulations are expected to continue to emphasize the protection of the environment and, as a consequence, the activities of Crown may be more closely regulated to further the cause of environmental protection. Such legislation and regulations, as well as future interpretation of existing laws may require substantial increases in capital and operating costs to Crown and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.



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

Applicable laws and regulations require Crown to make certain capital and operating expenditures to maintain current operations and initiate new operations. Crown's estimates of expenditures required to comply with applicable regulations are included in all of its budgets for its projects. Although these costs are difficult to determine, Crown is not currently aware of any expenditure that is required in excess of budgeted amounts. Crown incurs expenditures for land reclamation undertaken in the normal course of operations in compliance with federal and state land restoration laws and regulations. Under certain circumstances, it may be required to close an operation until a particular problem is remedied or to undertake other remedial actions. However, Crown is not aware of the existence of any such circumstances at this time.

Gold Price.

The future profitability of Crown's operations is significantly dependent on the price of gold. The gold price has fluctuated widely over time due to factors beyond Crown's control and, in the third quarter of 1999, reached a twenty-year low of $251 per ounce. The gold price continued to remain at depressed levels during most of 2000 and 2001. Many factors influence the price of gold including interest rates, rate of inflation, the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. Crown cannot predict whether gold prices will remain at a level at which its reserves can be mined profitably.

Insurance.

The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. Crown maintains insurance coverage consistent with industry practice, but can give no assurance that this level of insurance can cover all risks of harm to Crown associated with being involved in the mining business.

Employees.



As of March 5, 2002, Crown employed seven persons. Crown considers its relations with employees to be excellent. All employees are eligible to participate in Crown's stock option plans. None of Crown's employees are covered by a collective bargaining agreement.

Item 2.  Properties

Reserves and Mineral Deposits

The following table shows gold reserves Crown at December 31, 2001:


	Mineable Proven and Probable Reserves
                  Ore          Gold Grade  Contained Gold
          (Millions of tons)   (oz/ton)     (000 ozs)
Crown Jewel
Project       2.14              0.392          839

Crown's proven and probable reserves are reported as mineable (extractable) ore reserves. Reserves do not reflect recovery losses in the milling process, but do include allowance for dilution of ore in the mining process. Metallurgical recovery of 85% was estimated. Due to the continued low price of gold, a gold price of $280 per ounce has been applied to the reserves as of December 31, 2001, the same as at December 31, 2000, and compared to a gold price of $325 utilized as of February 2000. The reserves are based upon an independent analysis performed by Mine Reserves Associates ("MRA") in March 2000. As of July 2001, Crown gained 100% ownership in the Crown Jewel Project. See Crown Jewel Project.

In addition to the proven and probable reserves shown above, the Crown Jewel Project contains mineral resource deposits reported by MRA of 1,184,000 tons at a grade of 0.403 ounces of gold per ton for a total of 477,000 contained ounces of gold. These tons are included to be mined and processed in the mine plan developed by MRA.

In addition to the above, Crown has identified mineral deposits on the Cord Ranch property in Nevada and the Kings
Canyon property in Utah. Crown has no proven and probable reserves or capitalized costs associated with these properties as of December 31, 2001 or 2000.

The following discussion summarizes the primary mining properties in which Crown has interests. Company management believes the properties described below are favorable for mineral development, although there is no assurance that any of the properties, in which Crown has or may acquire an interest, will be economically viable.

Crown Jewel Project

General. The Crown Jewel Project is located on an approximate 2,000-acre property 24 miles east of Oroville, Washington. Crown discovered the Crown Jewel Project in 1988, and has a carrying value of approximately $14.4 million in land, acquisition and exploration costs as of December 31, 2001. The Crown Jewel Project is currently 100% owned by Crown and was held in a joint venture with Newmont prior to July 2001.

The Crown Jewel Project is held by a combination of fee ownership, private mining leases with options to purchase, state mining leases, with the balance being unpatented mining claims. Royalties payable to third parties vary from 4%-5% net smelter return royalties ("NSR") on certain private parcels. The ore body as currently defined is subject to a sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold.

Geology and Land. The Crown Jewel Project deposit occurs within a large skarn system formed at the southern contact of the Buckhorn Mountain Cretaceous-aged diorite-granodiorite pluton with Triassic-aged limestones and andesites. Both the skarn system and the ore body are relatively tabular and flat lying in geometry. The skarn system is compositionally zoned in relation to the intrusive pluton with gold mineralization both concordant and crosscutting to the various skarn assemblages.

	Newmont Joint Venture. In March 1990, Crown entered into a joint venture agreement with Newmont (the "Agreement"), where Newmont was earning a 46% interest in the Crown Jewel Project by building a 3,000-ton per day mining facility. The Agreement was subsequently modified in May 1994. Under the Agreement as modified, Newmont paid to Crown $18,500,000, and since March 14, 1990, funded all exploration and permitting on the Crown Jewel Project. On July 23, 2001, Crown announced the completion of an agreement (the Termination Agreement") with Newmont to terminate the Agreement. As part of the Termination Agreement Crown became the sole owner and manager of the Crown Jewel Project and granted Newmont a sliding scale royalty of O.5% to 4% on the first 1 million ounces of gold.
The royalty varies with the price of gold and Crown may purchase the royalty from Newmont for a payment of $2 million any time over the next five years. Crown will be seeking regulatory approval and permits to operate a primarily underground mining operation at the Crown Jewel Project, which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont. Newmont's plan proposed moving over 105 million tons of material, producing 8.5 million tons of ore over an eight-year period. Crown's underground proposal would move less than 10% of the material of the Newmont plan and estimates the total ore produced at approximately 3.3 million tons. Crown recorded $353,000 in mineral property additions in connection with the termination of the joint venture related to the assumption of liabilities of $116,000 in property taxes payable in 2001 and $237,000 for the Keystone Note.

Reserves. In February 2000 Crown engaged MRA to conduct an independent analysis of an alternative mine plan that reduces environmental impacts. Crown also engaged Gochnour and Associates ("Gochnour"), an independent mining consultant, to evaluate the ability to obtain permits for the alternate mine plan. Based upon the reports of MRA and Gochnour, Crown has determined that the Crown Jewel Project contains sufficient reserves to recover Crown's investment. At December 31, 2000, Crown revised the reserves based upon an analysis by MRA, which increased the cut-off grade from 0.155 ounces per ton to 0.20 ounces per ton. The gold price was reduced, for Crown's economic analysis of the Crown Jewel Project, from $325 to $280 per ounce.

The following table summarizes the Crown Jewel Project reserves as of December 31, 2001, as provided by MRA:

Proven and Probable Reserves (100% basis)

                                   Grade     Contained
                         Tons     (oz/ton)     Ounces

Crown Jewel Project   2,139,000     0.392      839,000

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



Based upon the same cutoff grade, MRA has estimated other mineral deposits of 1,184,000 tons grading 0.403 opt for a total of 477,000 contained ounces within the currently designed underground workings at the Crown Jewel Project.

The cash operating costs to mine proven and probable reserves and deposits within the underground workings have been estimated by MRA to be approximately $124 per ounce, with capital costs of approximately $91 million (including $21 million of contingency) to bring the Crown Jewel Project into production.

Exploration. Crown began an exploration program at the Crown Jewel Project in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Newmont drilled over 550 holes designed to both confirm and expand the known reserve. To date, only 500 acres of the approximate 2,000 acres of prospective skarn geology have been drill-tested.

Feasibility Study. Prior to the MRA study Crown relied upon the results of an independent feasibility study commissioned by Newmont in March of 1992. Based on this study, Newmont began development of the Crown Jewel Project based on a mine design utilizing an open pit and a 3,000-ton per day mining facility. Further engineering and reserve studies by Newmont estimated direct cash production costs at approximately $165 per ounce of gold produced. Newmont's mine design estimated capital costs at approximately $80 million to achieve commercial production.

Permitting and Development. Newmont submitted its original Plan of Operations to the Washington
Department of Ecology ("WDOE") and the United Stated
Forest Service ("USFS") in January 1992. In February
1997, the Final Environmental Impact Statement
("FEIS") was filed by the USFS and the WDOE. The FEIS describes the environmental effects of the plan to construct and operate the Crown Jewel Project mine, and alternatives to that plan. Also, in February
1997, the USFS and the Bureau of Land Management issued a favorable Record of Decision ("ROD") selecting Newmont's open pit mining alternative.

Several appeals by certain persons and special interest groups contesting the FEIS were filed with the USFS in 1997. In May of 1997, the USFS Deputy
Regional Forester upheld the ROD to approve the Crown
Jewel Project, denying four appeals, which had been filed in March 1997. In May 1997, an action was filed in U.S. District Court against the USFS appealing certain issues. In January 1999, the Court ruled in favor of the USFS and denied all claims of the plaintiffs.



In January 2000, the State of Washington Pollution
Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of
Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. At the time, the PCHB ruling created further delay and uncertainty regarding a timetable for the construction of the Crown Jewel Project. In March 2000, Newmont filed an appeal in Superior Court for the State of Washington for Okanogan County, challenging the PCHB ruling. In light of the termination of the Crown Jewel Project Joint Venture and Crown's intention to permit a primarily underground mine, Crown will not pursue this action and Newmont has dropped its appeal. It is not known if other permits previously granted to the Crown Jewel Project may be subject to review as a result of the PCHB ruling.

As part of the analysis of the Crown Jewel Project reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

Construction of the Crown Jewel Project will not begin prior to the successful completion of the remaining permit applications and resolution of the legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See Legal Proceedings.

Financing. Since July 2001, when Crown obtained a
100% interest in the Crown Jewel Project, Crown has evaluated whether to either proceed with the Crown Jewel
Project alone or seek a joint venture with another major mining company. There is no assurance that Crown could successfully pursue either strategy.

Crown would require additional capital in the form of either equity or debt financing, or enter into a joint venture to permit, develop and operate the Crown Jewel
Project. No assurance can be given that such financing would be available on acceptable terms in order for the Crown Jewel Project to enter into commercial production.
See also Corporate Reorganization and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

Other Property Interests

Cord Ranch Project. The Cord Ranch Project currently consists of two property acquisitions, the Pinon and Dixie
Creek properties (collectively the "Pinon Project") which were made in 1990. The Pinon Project, consisting of approximately 1,880 acres of unpatented claims, was acquired under agreements entered into in October 1990.

The Pinon Project properties are subject to a joint venture with Royal Standard Minerals Inc. ("Royal
Standard") whereby Royal Standard has earned a 70% interest in these properties. In 2000, Crown wrote off its remaining land and leasehold investment in the Pinon
Project properties. However, Crown will continue to hold the properties while Royal Standard seeks a joint venture partner to further evaluate and develop the deposits.

  	Kings Canyon.	The Kings Canyon property in Utah
consists of 1,525 acres of state leases and unpatented claims. Crown holds a 100% interest in the property, subject to a 1-4% NSR royalty to third parties. Crown estimates the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of material grading
0.030 opt of gold at a cutoff grade of 0.013 opt gold.
The gold occurs as sediment-hosted disseminated mineralization in Paleozoic carbonate rocks. During 2000, Crown wrote off its remaining land and leasehold investment in the Kings Canyon property. Crown will however continue to maintain the property and seek a joint venture partner to further evaluate and develop Kings
Canyon.

	Kendall Mine and Lamefoot Royalty. Crown held certain mining leases on the Kendall mine property located near Lewiston, Montana and Crown held various royalties on the Lamefoot deposit located in Washington State. These property interests were both held through its wholly owned subsidiary, Judith Gold. In January 2001, Crown sold its holding in Judith Gold Corporation to Canyon Resources Corporation for 200,000 shares of Canyon common stock. A gain on sale of $200,000 was recorded during 2001 on the sale of Judith Gold.

Peru and Brazil

Primarily as a result of the issuance, in October
2000, of Solitario shares in connection with its acquisition of Altoro Gold Corporation of Vancouver, BC,
Canada, Crown's ownership percentage of Solitario was reduced from 57.2%, prior to the acquisition, to 41.2% at December 31, 2001. Accordingly Crown has accounted for its investment in Solitario under the equity method since the acquisition. Crown's interest in the net assets of Solitario is shown in the Consolidated Balance Sheet as of December 31, 2001 as equity in unconsolidated subsidiary.
As of December 31, 2001, Crown has no direct interest in properties outside of the United States.

Exploration Expenditure Overview

During 2001, Crown incurred $5,000 in expenditures conducting exploration activities on its Crown Jewel
Project. Crown's properties are subject to leases and/or options to purchase. Crown is required to make approximately $24,000 in payments for its share of 2002 annual lease and rental obligations and option payments for properties it currently holds. Certain other mining claims and properties not subject to leases were acquired by Crown either by deed or were located by Crown. With respect to the claims and other properties acquired by deed or located by Crown, the obligation required to hold the claims is to pay ad valorem property taxes in the case of the patented mining claims and fee land, and annual rental fees in the case of the unpatented mining claims.
See Considerations Related to Crown's Business.

2002 Mineral Lease and Rental Commitments




                	  Payments
 						On leases,
                  			Unpatented      Crown's Share
                 			Claims and        of Costs
    Property    		    Concessions       in 2002(1)(2)
   Crown Jewel Project  		 $ 22,000         $ 22,000
   Cord Ranch			         5,000	           -
   Kings Canyon		         2,000	         2,000

   TOTAL:                     $ 29,000         $ 24,000

(1)	Represents Crown's estimated share of rentals and
option payments in 2001 based upon existing joint
venture or leasing arrangements.  (This estimate does
not include costs to be borne by other joint
venturers.)
(2)	Crown has no work commitments remaining to be
fulfilled in 2002.

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

Pollution Control Hearings Board

Since the fourth quarter of 1997, members of the
Plaintiffs, and others filed a total of seven actions (PCHB
Nos. 97-146, 97-182, 97-183, 97-185, 97-186, 98-019 and 99-
019) against the Washington Department of Ecology ("WDOE")
before the Pollution Control Hearings Board ("PCHB"), a
state administrative tribunal, challenging the FEIS and
certain permit decisions.   Although the PCHB dismissed or
ruled in favor of the WDOE on three of the actions (PCHB
97-146, 97-185 and 98-019), after a consolidated hearing on the remaining actions, in January of 2000, the PCHB issued a ruling vacating the previously granted 401 Water Quality
Permit for the Crown Jewel Project issued by WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000,
Newmont filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling.
In light of the termination of the joint venture between Crown and Newmont and Crown's announced intention to permit a primarily underground mining plan, Crown will not pursue this action and Newmont has dropped this appeal.

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

Thurston County Superior Court

In December of 1997, the members of the
Plaintiffs filed three separate actions against the WDOE in Superior Court of the State of Washington for Thurston County. The actions challenge the WDOE's approval of permits issued to BMG for water resource mitigation and solid waste permit rulings. In April 1998, members of the Plaintiffs dismissed one of the three actions related to the tailings and solid waste permits without prejudice. In November 1998, the remaining two actions were consolidated. The case is currently pending and no trial date has been set. In light of the termination of the joint venture between Crown and Newmont and Crown's intention to permit a primarily underground mine, Crown will not pursue the action.

United States District Court for the District of
Oregon

This action, commenced in November 1999 by members of the Plaintiffs against the Department of the Interior, et al., challenges the reinstatement of the Crown Jewel Project Record of Decision and the grant of the Plan of Operations for the Crown Jewell Project. In July
2000, Newmont filed non-merits dispositive motions. Responses and reply briefs on the motions have been received and oral arguments on the dispositive motions were held November 6, 2000. In April of 2001, the Court denied the appeal.

Department of the Interior

In May 2000, members of the Plaintiffs filed a protest of the patent application for the grandfathered Crown Jewel Project lode claims.
The protest was filed in the Washington/Oregon
State Bureau of Land Management office.  The
Department of the Interior has invited Newmont and/or Crown to submit a response to the protest, but has not set a date for such response or a time frame for the resolution of the protest.
Crown is considering filing a response to this protest.

The impact and timing of resolutions of
these and any other appeals related to the permitting process cannot be determined with any accuracy at this time. See Properties - Crown
Jewel Project - Permitting and Development.

Item 4.  Submission of Matters to a Vote of
Security Holders

     There were no matters submitted to a vote of
security holders during the fourth quarter of
2001

EXECUTIVE OFFICERS

The executive officers of Crown are as follows:






Name and municipality                Position with Crown and
business
of residence                Age      experience within the
last five years

MARK E. JONES, III           62      Chairman of Crown since
1987,
Houston, Texas                       Chief Executive Officer
from 1987 to
                                     1993 and President from
September 1989
                                     to November 1990;
Chairman of Solitario
since August 1993.

CHRISTOPHER E. HERALD        48      Chief Executive Officer
of Crown
Golden, Colorado				  since June of 1999, the
President of     Crown
since November 1990.
Chief         Executive
Officer of Solitario
since     June of 1999,
President of Solitario
  since August 1993.


JAMES R. MARONICK            46      Chief Financial Officer
of Crown   Lakewood, Colorado                   since June
1999,  Vice President -
     Finance and Secretary/Treasurer of the
                     Company and Solitario since September
                                     1997; Vice President -
Finance and
Secretary/Treasurer of Consolidated
                                     Nevada Goldfields
Corporation from
November 1994 to September 1997.

DEBBIE W. MINO               49      Vice President -
Investor Relations
Sugar Land, Texas                    of Crown since 1989.

WALTER H. HUNT               50      Vice President - South
American        Lima, Peru
Operations of Crown since July
                1994; President - South American
                                Operations, Solitario since
June
                                     1999; Vice President -
Peru Operations                                      of
Solitario since July 1994.


	The Board of Directors appoints officers of Crown.



	PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The common stock of Crown had been listed and traded on the NASDAQ National Market under the symbol CRRS since 1989.
 On October 20, 2000 the NASDAQ Stock Market notified Crown that its common stock was no longer listed on the NASDAQ National Market because the stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required for continued listing on the NASDAQ National Market.
 The common shares of Crown are now traded on the Over the Counter Bulletin Board (OTCBB) under the symbol OTCBB: CRRS.




Crown's stock was listed and traded in Canada on the Toronto Stock Exchange ("TSE") since December 10, 1991, under the symbol CRO. In October 2001, Crown was notified by the TSE that it was no longer listed on the TSE because
Crown failed to meet the minimum listing requirements of the TSE.

The following table sets forth the high and low sales prices on the OTCBB and NASDAQ National Market for Crown's common stock for the quarterly periods from January 1, 2000 to December 31, 2001.

                                       Prices (US$)
                                    High           Low
2000:
First Quarter                       2.00           0.94
Second Quarter                      1.19           0.63
Third Quarter                       0.96           0.38
Fourth Quarter                      0.56           0.23

2001:
First Quarter                       0.45           0.24
Second Quarter                      0.30           0.13
Third Quarter                       0.27           0.12
Fourth Quarter                      0.19           0.07

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors.
Crown has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. At February 25, 2002, there were 2,348 record holders of Crown's common stock.

In October 2001, Crown issued $3,600,000 of Senior Notes and related warrants, see Item I, Recent Developments.
These securities were issued pursuant to an exemption under Section 4(2) of the 1933 Securities Act.

Item 6.   Selected Financial Data

The selected consolidated financial data set forth below for each of the five years in the period ended
December 31, 2001 and as of the years then ended has been derived from the audited consolidated financial statements of Crown (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and
Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.


Balance sheet data:                     As of December 31,
(in thousands)            2001     2000     1999     1998     1997


Total assets            $21,265  $20,095  $22,709  $36,500  $34,338
Current portion
  long term debt         18,322   15,000       -        -        -
Long term debt               -        -    15,000   15,000   15,000
Working capital(deficit)(15,713) (14,211)   4,881    7,839    5,521
Stockholders' equity      1,850    4,695    5,980   17,182   13,979



Income statement                  Year ended December 31,
 data: (in thousands,     2001     2000 (1)   1999 (2)  1998     1997
    except per share amounts)

Revenues                 $   248 $ 6,401    $    538  $  610   $  685
Net loss before
 change in accounting
 principle                (3,148) (1,659)   (2,666) (1,928)
(4,979)
Change in accounting
 principle                    -        -    (8,451)      -        -

Net loss                 $(3,148)$(1,659) $(11,117)$(1,928)
$(4,979)
Basic loss per share
 before change in
 accounting principle    $(0.22)  $(0.11)  $(0.18)  $(0.13) $(0.38)
Change in accounting
 principle                   -        -     (0.58)      -       -

Basic loss per share     $(0.22)  $(0.11)  $(0.76)   (0.13) $(0.38)



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

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion should be read in conjunction with Crown's consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, included elsewhere in this report. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future years.


Corporate Reorganization

On March 8, 2002, CRC filed a voluntary
petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy CRC filed a Plan of Reorganization (the
"Plan") and a Disclosure Statement with the Court on March 27, 2002. The Plan contemplates a restructuring of CRC's 5.75% convertible subordinated debentures, which were due August 27, 2001 (the "Debentures") through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration to be proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;
(ii)	$2,000,000 in 10% Convertible Secured
Notes (the "Secured Notes") convertible
into Crown common shares at $0.35 per
share. The Secured Notes will be pari-
passu to and have essentially the same
terms as certain Senior Notes, issued
in October 2001 and discussed below,
including a 10% interest rate payable
in cash or stock at CRC's option, and a
maturity date of October 2006.
(iii)	Warrants, which entitle the holders the
right to purchase, in the aggregate,
5,714,285 shares of CRC common stock at
an exercise price of $0.75 per share.
The warrants expire in October 2006;
(iv)	$4,000,000 of convertible unsecured
subordinated notes (the "Unsecured
Notes") convertible into common stock
of CRC at $0.75 per share.  The
Unsecured Notes would pay interest at
10% in stock or cash at CRC's option,
and mature on the same date as the
Secured Notes.

All other liabilities of CRC and Crown would be paid in the normal course under the Plan.

The Plan contemplates a 5 for 1 reverse split of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured
Notes and the related warrants. The Plan contemplates that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately
41% of the common stock and current shareholders would own approximately 7% of the common stock. The
Plan also contemplates the cancellation of CRC's preferred stock, currently held by a wholly owned subsidiary and which is eliminated in consolidation.

After being filed with the Court, the Plan must be voted on by CRC's creditors and shareholders. If the Plan is approved by the Court, the Plan becomes a legally binding agreement between CRC and its creditors and shareholders. Subject to any objections and related delays, Crown anticipates the Court could set a hearing to determine the adequacy of the Disclosure Statement and Confirmation of the Plan, prior to June 30, 2002.

There can be no assurance given that the Plan will be approved by the creditors or shareholders, nor that the Court will confirm the Plan as filed, if at all. If the Plan is not confirmed by the Court, there can be no assurance that Crown will have sufficient funds to continue as a going concern, to restructure the Debentures on acceptable terms or continue operations. If the Plan is not confirmed by the Court, Crown may be forced to liquidate its assets under Chapter 7 of the U.S. Bankruptcy Code and to cease operations.

Senior Note financing

In October 2001, Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Pending confirmation of the Plan, discussed above, Crown intends to use a portion of the proceeds from this financing to restructure the Company's existing Debentures and initiate permitting on its Crown Jewel Project in the state of Washington. The Senior Notes are secured by all the assets of Crown, consisting primarily of its interest in the Crown Jewel Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado whose assets consist primarily of a 41.2% equity interest in Solitario.

The Senior Notes have a five-year term and carry a 10% interest rate payable quarterly in cash or Crown common stock, at the election of the Crown. Proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes.
 The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share,
subject to adjustment.   Solitario also invested in a separate
Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes.
 The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrants are otherwise identical to the terms of the Escrowed Notes and warrants. On March 5, 2002, the Crown and the Senior Lenders amended the terms of the Senior Notes, which released to Crown $200,000 of the proceeds being held in escrow. Per the terms of the Senior Notes, as amended, the release of the remaining escrowed funds is conditional upon the confirmation of a Plan, on terms acceptable by the holders of the Senior Notes, by June 30, 2002. The Senior Notes are classified as a current liability at December 31, 2001 as they are due by June 30, 2002 if the Plan is not confirmed. If the Plan is confirmed as filed, there will be a substantial dilution to existing shareholders as further described above under Corporate Reorganization and the Senior Notes will be classified as a long-term liability.

Results of Operations

Crown has historically derived its revenues from the option and sale of property interests, from royalty interests, interest income and from the sale of its share of gold produced on its properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred, and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur. In the past, Crown's exploration expenditures, including those of Solitario, have constituted the bulk of its activities. Accordingly, the deconsolidation of Solitario and the reduction in Crown's assets related to the change in accounting principle, have affected the comparability of its assets, income and cash flows for the three years ended December 31, 2001.

Crown had a net loss of $3,148,000 or $0.22 per share in 2001 compared with a net loss of $1,659,000 or $0.11 per share in 2000 and a net loss before cumulative effect of an accounting change of $2,666,000 in 1999 or $0.18 per share.

Total revenues were $248,000 in 2001 compared to $6,401,000 in 2000 and $538,000 in 1999. During 2000,
Solitario, which was consolidated with Crown through October 2000, completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha property for $6 million and a sliding scale net smelter return royalty that varies with the price of gold. Crown recorded a gain on sale, on a consolidated basis, of $5,809,000 on that sale, which accounted for the increase in revenues during 2000.

	Crown's recurring revenues have been primarily derived
from its royalty interests and from interest income. 	Royalty
income was $112,000 in 2000 and $104,000 in 1999.  Royalty
income was from Crown's interest in the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot deposit was mined out during the fourth quarter of 2000 and, in January 2001, Crown sold its interest in Judith Gold, which held the Lamefoot royalty to Canyon Resources Corporation, for 200,000 shares of Canyon Resources Corporation common stock. As a result, no future royalty income is expected. Crown recorded a gain on sale of $200,000, which equaled the proceeds from the sale during 2001.



Interest income was $34,000 in 2001, compared with $344,000 in 2000 and $337,000 in 1999. The fluctuations are due to changes in Crown's average invested cash balances. The primary factors resulting in the decrease in cash balances from 2000 to 2001 are the deconsolidation of Solitario and the payment of interest and other expenses entirely from cash balances during 2001.

During the fourth quarter of 1999, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This brings Crown's accounting method in accordance with the predominant practice in the U.S. mining industry.
The $8,451,000 cumulative effect of the change on prior years is included in the loss for 1999. The effect of the change on 1999 was to increase the loss before cumulative effect of change in accounting principle by $83,000 or $0.01 per share.


Exploration expense was $5,000 in 2001 compared to $903,000 in 2000 and $1,025,000 in 1999 primarily as a result of the deconsolidation of Solitario as of October 2000 and a reduction of exploration activities by Crown in both the United States and Mexico.

General and administrative expenses in 2001 were $828,000 compared to $1,171,000 in 2000 and $1,367,000 in 1999. The lower costs in 2001 and 2000 are the result of reduced administrative costs, reductions in staff and travel related to decreased exploration activity especially with regard to the United States and the deconsolidation of Solitario.

Interest expense was $1,046,000 in 2001 and $971,000 in each of 2000 and 1999. Interest expense increased during 2001 as a result of the issuance of $3,600,000 of Senior Notes in October 2001 and additional interest on the Debentures, which accrued as a result of the default on the Debentures in August 2001. Included in interest expense is amortization of deferred offering costs of $68,000 in 2001 and $102,000 in each of 2000 and 1999.

Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets.
 All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon estimated future net cash flows from the asset. Write-downs relating to exploration properties amounted to $2,542,000 in 2000 compared to $166,000 in 1999. There were no mineral property write-downs in 2001.

Included in the write-down for 2000 was the abandonment of the Cord Ranch lease property with a charge to asset write-downs of $1.2 million. Additionally Crown recorded an asset write-down of $1.3 million for the impairment of Crown's interest in the Pinon Range and Dixie Creek prospects at Cord Ranch as well as the impairment of the King's Canyon property in Utah. The impairment of Crown's investment in these properties is attributable to continued low gold prices and an inability of Crown to complete acceptable joint ventures to explore and develop these properties.
Minority interest in (income) loss of subsidiary was $(2,141,000) in 2000 compared to $389,000 in 1999. The income from Solitario in 2000 was primarily due to Solitario's gain on sale of the Yanacocha property of $5,809,000.

Liquidity and Capital Resources



Due to the nature of the mining business, the acquisition, exploration and development of mineral properties require significant expenditures prior to the commencement of production. Crown has in the past financed its activities through the sale of debt and equity securities, joint venture arrangements (including project financing) and the sale of interests in its properties. To the extent necessary, Crown expects to continue to use similar financing techniques.

Crown's exploration and development activities and funding opportunities, as well as those of its joint venture partners, may be materially affected by gold price and mineral commodity levels and changes in those levels. The market price of gold and mineral commodities is determined in world markets and is affected by numerous factors, many of which are beyond Crown's control.

Net cash used in operating activities was $1,163,000 in 2001 compared to $2,416,000 in 2000 and $2,714,000 in 1999.
The reduction in cash used during 2001 related to the deconsolidation of Solitario, a reduction in exploration activity and the increase in current payables, primarily as a result of non-payment of Debenture interest since February 2001. During 2000 the inclusion of Crown's share of Solitario's gain on sale of the Yanacocha property, mitigated by the minority interest in the transaction, accounted for a significant portion of the change. The change between 2000 and 1999 primarily relate to reductions in exploration and general and administrative expenses.

Net cash used in investing activities in 2001 was $18,000 compared to $1,787,000 in 2000 and $259,000 in 1999. The fluctuation during 2000 resulted from the inclusion of Solitario's $5,600,000 proceeds from the Yanacocha sale, which was offset by the elimination of Solitario's cash of $6,908,000 when Crown no longer consolidated Solitario and accounted for its investment under the equity method. During 2001, Crown's additions to mineral properties, consisting of additions to the Crown Jewel Project, were offset by proceeds from assets sales.

Net cash provided by financing activities was $320,000 in 2001. There was no cash provided from financing activities during 2000 compared to $11,000 provided by financing activities from issuance of common stock in 1999. Proceeds of $350,000 from the Secured Note financing were delivered to Crown in October 2001. The balance of the $3,600,000 Senior Notes financing of $3,250,000 was placed in escrow, pending confirmation of the Plan.

Crown has budgeted $460,000 for exploration and
development expenditures in 2002 pending confirmation of the Plan. These expenditures will be directed toward the permitting of the Crown Jewel Project. These costs include certain baseline hydrologic studies, work on a Supplemental Draft Environmental Impact Statement and a socio-impact studies of various ore processing alternatives. Additionally, Crown will pay certain maintenance and legal expenses to
maintain Crown's interest in the Crown Jewel Project.   The
development of the Crown Jewel Project through initial production is estimated to be approximately $91 million (including $21 million in contingencies). Crown will require significant new capital resources in order to develop the Crown Jewel Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity.
There is no assurance Crown will be able to obtain the necessary capital resources on acceptable terms, if at all.

Cash and cash equivalents amounted to $110,000 at December 31, 2001. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at December 31, 2001 was a negative $15,713,000.

The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As of December 31, 2001, Crown has a working capital deficiency of $15,713,000 and Crown has defaulted on its $15,000,000 Debentures, discussed in Note 4 to the accompanying financial statements. Crown has insufficient liquidity to pay the Debentures and interest currently due. See Corporate Reorganization discussed above. There is no assurance that the Court will approve the Plan or, that if the Plan is not approved, that Crown will be able to raise sufficient funds or to restructure the Debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related party transactions

On June 26, 2001, Solitario agreed to acquire 200,000 shares of Canyon Resources Corporation common stock from Crown at its fair market value of $200,000 at that date. Solitario sold the shares for $245,000 in February 2002, the fair market value at that date. The transaction provided additional working capital to Crown, and was approved by independent Board members of both Crown and Solitario.

In October 2001, Solitario invested in two Secured Notes totaling $1,000,000 of the Secured Notes issued by Crown. The proceeds from the first note, the Solitario Note, of $350,000 were delivered to Crown. The proceeds from the second Note, of $650,000 were placed in escrow pending the outcome of the Bankruptcy. See Note 1 and 5. In March an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction were the same as given to other Senior Lenders and, with regard to the terms of the $650,000 note, the terms were negotiated with and approved by the other Senior Lenders.

Exploration Activities



A significant part of Crown's business involves the review of potential property acquisitions and continuing review and analysis of properties in which it has an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and lease obligations, Crown considers the fact that its obligations to make such payments fluctuate greatly depending on whether, among other things, Crown makes a decision to sell a property interest, convey a property interest to a joint venture, or to allow its interest in a property to lapse by not making the work commitment or payment required.

Crown estimates that during 2002 there will be no work commitments remaining to be fulfilled by Crown on its existing properties. Crown's estimates it will pay approximately
$24,000 for its share of rental obligations and other property payments for 2002.

New Accounting Pronouncements

Critical Accounting Policies

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

Crown records the proceeds from the sale of property interests as a reduction of the related property's capitalized cost. Proceeds that exceed the capital cost of the property are recorded as revenue. When such proceeds are associated with properties subject to a joint venture, they are recorded as revenue in accordance with the terms of the joint venture and the transfer of the property interest to the joint venture partner during the term of the joint venture.

Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to mineral properties were to $2,542,000 in 2000 and $166,000 in 1999. There were no mineral property write-downs in 2001. The write-down for 2000 included Crown's decision to write off its Cord Ranch and Kings Canyon properties due to low gold prices resulting in a $2,482,000 charge to operations.

	In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 Supersedes SFAS No. 121, and provides for the use of probability weighted cash flow estimation in determining cash flows for the impairment of assets as well as establishing methods for accounting for assets to be disposed of other than by sale. Crown is required to implement SFAS No. 144 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial position or results of operations.

	In July 2001, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 141 (?SFAS No. 141"), ?Business Combinations.? SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Crown implemented SFAS No. 141 during 2001 and it has not had a material impact on its consolidated financial position or results of operations.

	In July 2001, the Financial Accounting Standards Board issued Statement No. 142, ?Goodwill and Other Intangible Assets? (?SFAS No.142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Crown intends to implement SFAS No. 142 on January 1, 2002 and it is not expected to have a material impact on its consolidated financial position or results of operations.

     The Company will adopt SFAS 143
, "Accounting for Asset Retirement Obligations", no later than January 1, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS 143. The effect to the Company of adopting this standard, if any, has not yet been determined.


Environmental, Permitting and Legal

The Final Environmental Impact Statement ("FEIS") on the
Crown Jewel Project was issued to the public in February 1997.
 In May of 1997, the United States Forest Service ("USFS") upheld the Record of Decision ("ROD") to approve the Crown Jewel Project. In May 1997, an action was filed in U.S. District Court against the USFS appealing its decision to uphold the ROD. This action was dismissed on December 31, 1998. In January of 2000, the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, vacated the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. On March 14, 2000, Newmont filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. In light of the termination of the Crown Jewel Project Joint Venture and Crown's intention to permit a primarily underground mine, Crown will not pursue this action and Newmont has dropped its appeal. It is not known if other permits previously granted to the Crown Jewel Project may be subject to review as a result of the PCHB ruling.

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

As part of the analysis of the Crown Jewel Project reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour and associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.


Construction of the Crown Jewel Project will not begin prior to the successful completion of the remaining permit applications and resolution of the legal and administrative challenges. Potential delays due to the appeals process, the permit process or litigation are difficult to quantify. There are no assurances that required permits will be issued in a timely fashion, that Crown will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the Crown Jewel Project.

Additionally, uncertainties exist with respect to the timing of commercial production at the Crown Jewel Project, as well as the potential fluctuation in gold prices, which could have a material effect upon Crown's ability to fund its operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to Crown, if at all.

Item 7a.  Quantitative and Qualitative Disclosure About Market
Risk



Crown is exposed to market risks associated with changes in interest rates as it relates to its cash and short term investments, and commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of its exploration and development projects. Both the Senior Notes and the Debentures are not subject to market risk because they have a fixed interest rate and a repayment amount payable either in cash or common stock of Crown. Crown does not use financial or other derivative instruments to manage market risk. A hypothetical change of one percent in the interest rate earned on short term investments during 2001 would have resulted in an increase or decrease of less than $0.1 million in net income. A change of 10% in the price of gold, silver or zinc would not have had a material change in the assets, liabilities or net income of Crown.




Item 8.  Financial Statements and Supplementary Data

	CROWN RESOURCES CORPORATION
	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Page
Independent Auditors' Report . . . . . . . . . . .  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31,
    2001 and 2000  . . . . . . . . . . . . . . . .  F-2

  Consolidated Statements of Operations for the years
    ended December 31, 2001, 2000 and 1999	. . .  F-3

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999F-4

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2001, 2000 and 1999 . . . .  F-5

Notes to Consolidated Financial Statements . . . .  F-6











































	INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  of Crown Resources Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Crown Resources Corporation and subsidiaries (Crown) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Crown has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on March 8, 2002. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of Crown; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As discussed in Note 1, Crown's inability to pay certain debentures that were due August 2001, recurring losses from operations, and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, Crown changed its method of accounting for exploration costs on properties without proven and probable reserves in 1999.

Deloitte & Touche LLP



Denver, Colorado
April 1, 2002





	F-1


CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                          2001           2000

                                                              (in thousands)
Assets

Current assets:
  Cash and cash equivalents                               $   110        $   971
  Short-term investments                                       79             79
  Escrowed cash                                             3,263             -
  Prepaid expenses and other                                  102            139
   Total current assets                                     3,554          1,189

Mineral properties, net                                    14,363         13,902

Other assets:
  Equity in unconsolidated subsidiary                       3,291          4,873
  Debt issuance costs, net                                     -              68
  Other                                                        57             63
   Total other assets                                       3,348          5,004
                                                          $21,265        $20,095


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                        $   153        $   111
  Convertible debentures                                   15,000         15,000
  Current portion of long-term debt                            68             -
  Convertible secured notes payable                         2,234             -
  Convertible secured notes payable related party           1,000             -
  Other                                                       812            289
    Total current liabilities                              19,267         15,400

Long term liabilities:
  Long-term note payable                                      148             -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 20,000,000 shares;
    none outstanding                                          -              -
  Common stock, $0.01 par value;
    authorized 50,000,000 shares;
    issued and outstanding 14,553,302                         146            146
  Additional paid-in capital                               35,429         35,045
  Accumulated deficit                                     (33,644)       (30,496)
  Accumulated other comprehensive loss                        (81)            -
   Total stockholders' equity                               1,850          4,695
                                                          $21,265        $20,095






See notes to consolidated financial statements.

	CROWN RESOURCES CORPORATION

	CONSOLIDATED STATEMENTS OF OPERATIONS




(in thousands, except per                        Year Ended December 31,
  share amounts)                             2001          2000          1999




Revenues:
  Mineral property option proceeds        $      -      $    100      $    100
  Royalty income                                 -           112           104
  Interest income                                34          344           337
  Gain (loss) on sale of assets
    and mineral properties                      214        5,845            (3)
      Total revenues                            248        6,401           538

Costs and expenses:
  Exploration                                     5          903         1,025
  Depreciation, depletion and
    amortization                                 11           39            65
  General and administrative                    828        1,171         1,367
  Interest                                    1,046          971           971
  Asset write-downs                              -         2,542           166
  Other, net                                     -            (2)           (1)
      Total costs and expenses                1,890        5,624         3,593
Operating income (loss)                      (1,642)         777        (3,055)
Equity in loss of unconsolidated
  subsidiary                                 (1,506)        (295)           -
Income (loss) before minority interest       (3,148)         482        (3,055)
Minority interest in (income)
  loss of subsidiary                             -        (2,141)          389
Net loss before cumulative effect of
  change in accounting principle             (3,148)      (1,659)       (2,666)
Cumulative effect of change in
  accounting principle                           -            -         (8,451)
Net loss                                  $  (3,148)    $ (1,659)     $(11,117)
Per common share:
  Basic and diluted loss
    before cumulative effect of
    change in accounting principle        $   (0.22)    $  (0.11)     $  (0.18)
  Change in accounting principle              (  - )       (  - )        (0.58)
  Basic and diluted loss                  $   (0.22)    $  (0.11)     $  (0.76)
Basic and diluted weighted average
  number of common and common
  equivalent shares outstanding              14,553       14,553        14,534















See notes to consolidated financial statements.

	CROWN RESOURCES CORPORATION

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY








                                                                                  Accumulated
                                                        Additional                   Other
(in thousands, except share            Common Stock       Paid-in   Accumulated  Comprehensive
 amounts)                            Shares     Amount    Capital     Deficit        Loss       Total


Balance, January 1, 1999            14,520,725   $ 145   $  34,768   $ (17,720)   $   (11)   $ 17,182
Issuance of shares:
  Exercise of stock options              6,275      -           11          -          -           11
  For services                          12,697      -           24          -          -           24
Comprehensive income (loss):
 Net loss                                   -       -           -      (11,117)        -      (11,117)
 Net unrealized gain on
   marketable equity securities             -       -           -           -        (120)       (120)
Comprehensive loss                          -       -           -           -          -      (11,237)

Balance, December 31, 1999          14,539,697     145      34,803     (28,837)      (131)      5,980
Issuance of shares:
  For services                          13,605       1          24          -          -           25
Disproportionate share of sale of
  subsidiary stock                                             218                                218
Comprehensive income (loss):
 Net loss                                   -       -           -       (1,659)        -       (1,659)
 Net unrealized loss on
   marketable equity securities             -       -           -           -         131         131
Comprehensive loss                          -       -           -           -          -       (1,528)

Balance, December 31, 2000          14,553,302     146      35,045     (30,496)        -        4,695
Issuance of warrants                                           379                                379
Disproportionate share of sale of
  subsidiary stock                                               5                                  5
Comprehensive loss:
 Net loss                                   -       -           -       (3,148)                (3,148)
 Net unrealized loss on subsidiary
  marketable equity securities              -       -           -           -         (81)        (81)
Comprehensive loss                          -       -           -           -         (81)     (3,229)

Balance, December 31, 2001          14,553,302   $ 146    $ 35,429    $(33,644)     $ (81)    $ 1,850

























See notes to consolidated financial statements.

       	CROWN RESOURCES CORPORATION

	CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
(in thousands)                                         2001       2000       1999

Operating Activities:
  Net loss                                          $ (3,148)  $ (1,659)  $(11,117)
  Adjustments:
    Depreciation, depletion and amortization              79        141        167
    Asset write-downs                                     -       2,542        166
    Common stock issued for services                      -          25         24
    Minority interest                                     -       2,141       (389)
    Equity in loss of unconsolidated subsidiary        1,506        295         -
    Cumulative effect of change in
      accounting principle                                -          -       8,451
    Loss (gain) on sale of assets                       (211)    (5,845)         3
    Changes in operating assets and liabilities,
      excluding effects of
        Solitario deconsolidation:
      Prepaid expenses and other                          24        (59)        (1)
      Accounts payable and
        other current liabilities                        587          3        (18)
    Net cash used in operating activities             (1,163)    (2,416)    (2,714)

Investing Activities:
  Additions to mineral properties                       (224)      (258)      (217)
  Proceeds from asset sales                              211      5,725         22
  Cash effect of Solitario deconsolidation                -      (6,908)        -
  Increase in other assets                                (5)      (346)       (64)
    Net cash used in investing activities                (18)    (1,787)      (259)

Financing Activities:
  Secured note financing                                 350         -          -
  Payment on long term note                              (30)        -          -
  Issuance of common stock and warrants                   -          -          11
    Net cash provided by financing activities            320         -          11

Net decrease in cash and cash equivalents               (861)    (4,203)    (2,962)

Cash and cash equivalents, beginning of year             971      5,174      8,136

Cash and cash equivalents, end of year               $   110    $   971    $ 5,174

Supplemental disclosure of cash flow
information:
  Non-cash transactions:
    Securities received for mineral
      property transactions                          $    -     $    -     $    21
  Disposition of interest in subsidiary                   -         218         -
  Cash paid for interest                                 431        868        868
  Cash placed in escrow from secured note financing    3,250         -          -
  Long term debt assumed for mineral
	property transactions					   237         -          -
  Issuance of warrants 						   379	   -		  -


See notes to consolidated financial statements.

1.	Business and Summary of Significant Accounting Policies:

Business

Crown Resources Corporation ("CRC") and its subsidiaries
(collectively referred to as "Crown") engage principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United
States.  Prior to October 18, 2000 Crown held properties in
Peru through Solitario Resources Corporation ("Solitario"), which is currently a 41.2%-owned unconsolidated subsidiary.
Crown's operations constitute a single business segment.

Crown has historically derived its revenues principally from royalty interests and interest income and to a lesser extent from the option and sale of property interests and from the sale of its share of gold produced from its properties.

Basis of presentation

The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As of December 31, 2001, Crown has a working capital deficiency of $15,713,000 and has defaulted on its $15,000,000 5.75%
convertible subordinated debentures, which were due in August 2001 (the "Debentures"), discussed in Note 4. Crown currently has insufficient liquidity to pay the Debentures and accrued interest currently due. On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, discussed below. There is no assurance that Crown will be able to raise sufficient funds or to restructure the Debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corporate Reorganization

On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy CRC filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 27, 2002. The Plan contemplates a restructuring of CRC's 5.75% convertible subordinated debentures, which were due August 27, 2001 (the "Debentures") through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration to be proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;



	F-6
1.	Business and Summary of Significant Accounting Policies
(Continued):

(ii)	$2,000,000 in 10% Convertible Secured Notes (the
"Secured Notes") convertible into Crown common
shares at $0.35 per share. The Secured Notes will
be pari-passu to and have essentially the same
terms as certain Senior Notes, issued in October
2001 and discussed below, including a 10%
interest rate payable in cash or stock at CRC's
option, and a maturity date of October 2006.
(iii)	Warrants, which entitle the holders the right to
purchase, in the aggregate, 5,714,285 shares of
CRC common stock at an exercise price of $0.75
per share.  The warrants expire in October 2006;
(iv)	$4,000,000 of convertible unsecured subordinated
notes (the "Unsecured Notes") convertible into common stock of CRC at $0.75 per share. The
Unsecured Notes would pay interest at 10% in stock or cash at CRC's option, and mature on the same date as the Secured Notes.

All other liabilities of CRC and Crown would be paid in the normal course under the Plan.

The Plan contemplates a 5 for 1 reverse split of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured Notes and the related warrants. The Plan contemplates that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock. The Plan also contemplates the cancellation of CRC's preferred stock, currently held by a wholly owned subsidiary and which is eliminated in consolidation.

After being filed with the Court, the Plan must be voted on by CRC's creditors and shareholders. If the Plan is approved by the Court, the Plan becomes a legally binding agreement between CRC and its creditors and shareholders. Subject to any objections and related delays, Crown anticipates the Court could set a hearing to determine the adequacy of the Disclosure Statement and Confirmation of the Plan, prior to June 30, 2002.






	F-7
1.	Business and Summary of Significant Accounting Policies
(Continued):


There can be no assurance given that the Plan will be approved by the creditors or shareholders, nor that the Court will confirm the Plan as filed, if at all. If the Plan is not confirmed by the Court, there can be no assurance that Crown will have sufficient funds to continue as a going concern, to restructure the Debentures on acceptable terms or continue operations. If the Plan is not confirmed by the Court, Crown may be forced to liquidate its assets under Chapter 7 of the U.S. Bankruptcy Code and to cease operations.


Financial reporting

	The consolidated financial statements include the accounts of Crown and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Undivided interests in mineral properties are accounted for by the proportionate consolidation method in accordance with standard practice in the mining industry.
On October 18, 2000, Solitario completed a Plan of
Arrangement with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly owned subsidiary of Solitario. In connection with the Plan of Arrangement, Solitario issued 6,228,894 shares to Altoro shareholders and option holders. Solitario also reserved 825,241 Solitario shares for issuance upon the exercise of 825,241 warrants issued in exchange for Altoro warrants. On October 24, 2000, Solitario issued 261,232 shares upon the exercise of the above warrants, the remaining warrants have since expired unexercised. After the issuance of the shares in connection with the Plan of Arrangement, shares issued upon the exercise of the warrants discussed above, and the issuance of 62,487 shares during 2001, Solitario has 23,407,134 shares outstanding of which Crown owns 9,633,585 shares or 41.2%.

Accordingly, Crown has accounted for its investment in Solitario under the equity method since October 2000. Solitario's income, expense and minority interest are included in the Consolidated Statement of Operations of Crown through October 2000. Crown's interest in the net assets of Solitario is shown in the Consolidated Balance Sheet as of December 31, 2001 and 2000 as equity in unconsolidated subsidiary. Crown's share of Solitario's net loss for the year ended December 31, 2001 and from October 2000 through December 31, 2000 is shown as equity in loss of unconsolidated subsidiary in the Consolidated Statement of Operations.




1.	Business and Summary of Significant Accounting Policies
(Continued):


Use of estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Crown records the proceeds from the sale of property interests as a reduction of the related property's capitalized cost. Proceeds that exceed the capital cost of the property are recorded as revenue. When such proceeds are associated with properties subject to a joint venture, they are recorded as revenue in accordance with the terms of the joint venture and the transfer of the property interest to the joint venture partner during the term of the joint venture.








1.	Business and Summary of Significant Accounting Policies
(Continued):

Asset write-downs

Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets.
 All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to mineral properties were to $2,542,000 in 2000 and $166,000 in 1999. There were no mineral property write-downs in 2001. The write-down for 2000 included Crown's decision to write off its Cord Ranch and Kings Canyon properties due to low gold prices resulting in a $2,482,000 charge to operations.

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




1.	Business and Summary of Significant Accounting Policies
(Continued):

Loss per share

The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2001, 2000, and 1999. Securities that could potentially dilute earnings per share, which include stock options, warrants and convertible debt securities, were approximately 24,100,000 shares in 2001, 3,618,000 shares in 2000 and 3,193,000 shares in 1999. The effects of these securities are not included in the computation of diluted per share amounts where their inclusion would be anti-dilutive.

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

Minority interest

Minority interest represents the minority stockholders' proportionate interest in the equity and losses of Solitario prior to 0ctober 18, 2000. Crown owned 41.2% and 41.3% of Solitario at December 31, 2001 and December 31, 2000, respectively and 57.2% of Solitario at December 31, 1999.

New accounting pronouncements

	In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 Supersedes SFAS No. 121, and provides for the use of probability weighted cash flow estimation in determining cash flows for the impairment of assets as well as establishing methods for accounting for assets to be disposed of other than by sale. Crown is required to implement SFAS No. 144 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial position or results of operations.









1.	Business and Summary of Significant Accounting Policies
(Continued):

	In July 2001, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 141 (?SFAS No. 141"), ?Business Combinations.? SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Crown implemented SFAS No. 141 during 2001 and it has not had a material impact on its consolidated financial position or results of operations.

	In July 2001, the Financial Accounting Standards Board issued Statement No. 142, ?Goodwill and Other Intangible Assets? (?SFAS No.142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Crown intends to implement SFAS No. 142 on January 1, 2002 and it is not expected to have a material impact on its consolidated financial position or results of operations.

     The Company will adopt SFAS 143, "Accounting for Asset Retirement Obligations", no later than January 1, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS 143. The effect to the Company of adopting this standard, if any, has not yet been determined.



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










2.	Mineral Properties (Continued):

United States

Crown Jewel Project

On July 23, 2001, Crown completed an agreement with
Battle Mountain Gold Company, a wholly owned subsidiary of Newmont Mining Corporation (both companies referred to as "Newmont") to terminate its joint venture on the Crown Jewel Project, where Newmont was earning a 46% interest in the Crown Jewel Project by building a 3,000-ton per day mining facility.
 As part of the agreement Crown became the sole owner and manager of the Crown Jewel Project and granted Newmont a sliding scale royalty on the first 1 million ounces of gold. The royalty varies with the price of gold and Crown may purchase the royalty from Newmont for a payment of $2 million any time over the next five years. Crown has also announced it will be seeking regulatory approval and permits to operate a primarily underground mining operation at the Crown Jewel Project, which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont. Newmont's plan proposed moving over 105 million tons of material, producing 8.5 million tons of ore over an eight-year period. Crown's underground proposal, still in the planning stages, would move less than 10% of the material of the Newmont plan and estimates the total ore produced at approximately 3.3 million tons. Crown recorded $353,000 in mineral property additions in connection with the termination of the joint venture related to the assumption of liabilities of $116,000 in property taxes payable in 2001 and $237,000 for a $250,000 note payable (the "Keystone Note"), due in February 2002.

	On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the note $30,000 and extending the term of the note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. At December 31, 2001, the current portion of the Keystone Note was $68,000.

On the January 19, 2000, the State of Washington
Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project.






2.	Mineral Properties (Continued):

In light of the ruling by the PCHB, Crown engaged an independent mining engineering firm Mine Reserves Associates ("MRA") to evaluate an alternative mine plan that would have reduced environmental impacts. Crown also engaged Gochnour and Associates, ("Gochnour") an independent permitting consultant to evaluate the ability to obtain permits for the alternative mine plan. Based upon reports from MRA and Gochnour, Crown has determined the Crown Jewel Project contains sufficient reserves as of December 31, 2001 to recover Crown's investment.

Cord Ranch

Crown held a lease for the right to explore and develop the Cord Ranch prospect, a 34,000-acre ranch in the southern portion of the Carlin Gold Trend of Nevada. During 2000, Crown elected not to maintain its interest in the Cord Ranch lease and wrote off its investment with a charge to property abandonment of $1,209,000.

Crown also holds certain mineral claims in the Dixie
Creek and Pinon Range prospects adjacent to Cord Ranch. In September 1994, Crown signed an agreement, which has been assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). As of December 31, 1998, Royal Standard had earned a 70% interest in these properties. Under the terms of the agreement, Royal Standard must provide Crown's share of expenditures through the completion of a favorable feasibility study, with such expenditures to be repaid from Crown's share of production from the properties. In the fourth quarter of 2000, Crown wrote down its entire investment in these prospects with a charge to abandonment expense of $695,000, but still holds the properties while Royal Standard looks for a joint venture partner.

Mexico

From 1997 to 2000 Crown conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. In early 1999, Crown acquired the San Juan de Minas property covering approximately 700 acres. During 2000 Crown dropped the San Juan de Minas property resulting in a $59,000 write down.

South America

Crown, through Solitario, has leased mineral properties and held exploration concessions or has filed applications for concessions in Peru, Bolivia and Brazil. At December 31,
2001, Crown holds no direct interest in properties located in South America.





2.	Mineral Properties (Continued):

Land leasehold and exploration and development costs

Mineral property costs for Crown's properties are
comprised of the following:
                                           December 31,
                                        2001         2000
    (in thousands)
Land and leasehold costs         $11,358       $11,176
Exploration and development
      costs                             3,606         3,550
                                       14,964        14,726
Less accumulated depreciation,
  depletion and amortization         601           824
                                      $14,363       $13,902

There were no land and leasehold costs related to mineral properties for which exploration activities had not yet identified the presence of economic reserves as of December 31, 2001 and 2000.
At December 31, 2001 and 2000, the carrying value of the Crown Jewel Project amounted to $14,363,000 and $13,902,000 respectively. The Crown Jewel Project represents Crown's total proven and probable gold reserves and its only property in development. Crown had no foreign assets at December 31, 2001 and 2000.

Crown's royalty on the Lamefoot deposit in Washington
State, which ceased mining during 2000, and the Kendall Mine in Montana, which ceased mining during 1998, were held through its 100% owned-subsidiary, Judith Gold Corporation. In January 2001, Crown sold its entire holding in Judith Gold Corporation to Canyon Resources Corporation for 200,000 shares of Canyon common stock. Crown had completely amortized its investment in Judith Gold Corporation as of December 31, 2000 and recorded a gain on sale of approximately $200,000 during 2001. In June 2001, Crown sold its Canyon stock to Solitario for $200,000

3.	Investment in Unconsolidated Subsidiary:

As discussed in Note 1, effective October 18, 2000, Crown accounts for its investment in Solitario under the equity method. The market value of Crown's 9,633,585 shares was $2,559,000 at December 31, 2001. Condensed financial information of Solitario is as follows:










3.	Investment in Unconsolidated Subsidiary (continued):


Balance Sheets                          As of December 31,
  (in thousands)                           2001      2000
Assets
Current assets                           $ 2,900  $  6,490
Mineral properties, net                    3,693     4,873
Other                                      1,510       597
 Total assets                            $ 8,103  $ 11,960
Liabilities and stockholders' equity
Current liabilities                      $   106       151
Stockholders' equity                       7,997    11,809
 Total liabilities and
   stockholders' equity                  $ 8,103  $ 11,960

Statements of Operations               Year ended December 31,
  (in thousands)                        2001     2000      1999

Revenues                              $   236   $6,271  $   263
Costs and Expenses                      3,893    1,986    1,172
Income (loss)before cumulative effect
  of change in accounting principle    (3,657)   4,285     (909)
Change in accounting principle             -        -    (5,094)
Net income (loss)                     $(3,657)  $4,285  $(6,003)


4.	Convertible Debentures:

On August 27, 1991 Crown completed a European offering of
$15,000,000 for its Debentures. The Debentures are convertible into approximately 1,523,000 shares of Crown common stock at $9.85 per share. Interest was payable semiannually in arrears, each February and August. Debt offering costs were amortized over the life of the Debentures.


In August 2001, Crown defaulted on the Debentures, as
Crown did not make the required payment of principal and accrued interest of $431,000, then due. From April to June 2001, Crown held discussions with holders of approximately $7,500,000 of the Debentures and agreed upon a framework for reorganization of CRC and the Debentures (the "Framework"). The Framework contemplated the completion of the $3,600,000 Senior Note financing, described in Note 5, and CRC filing the Plan, described in Note 1.













5.	Senior Notes:

In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Pending confirmation of the Plan, Crown expects to use a portion of the proceeds from the Senior Notes to restructure the Company's existing Debentures and initiate permitting on its Crown Jewel Project in the state of Washington. The Senior Notes are secured by all the assets of Crown, consisting primarily of its interest in the Crown Jewel Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado whose assets consist primarily of a 41.2% equity interest in Solitario.

The Senior Notes have a five-year term and carry a 10% interest rate payable quarterly in cash or Crown common stock, at the election of the Crown. Proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes.
 The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share,
subject to adjustment.   Solitario also invested in a separate
Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes.
 The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants. On March 5, 2002, Crown and the Senior Lenders amended the terms of the Senior Notes, which released to Crown $200,000 of the proceeds being held in escrow. Per the terms of the Senior Notes, as amended, the release of the remaining escrowed funds is conditional upon the confirmation of the Plan, on terms acceptable by the holders of the Senior Notes, by June 30, 2002. The Senior Notes are classified as a current liability as of December 31, 2001 as they are due by June 30, 2002 if the Plan is not confirmed. If the Plan is confirmed as filed, there will be a substantial dilution to existing shareholders as described above in Note 1 under Corporate Reorganization and the Senior Notes will be classified as a long-term liability.


6.	Income Taxes:

Crown's income tax expense (benefit) from continuing operations consists of the following:

(in thousands)				   2001     2000	  1999
Deferred:
	  U.S.                        $  (388) $(1,486)   $   23
  Foreign                          -  	  (347)      126
Operating loss and credit
       carryovers:
       U.S.                            388 	 1,486 	    23
 	  Foreign                          -       347       126
Income tax expense (benefit)  $    -    $   -     $   -


Consolidated loss before income taxes includes losses from foreign operations of $1,000, 750,000 and $1,030,000 in 2001, 2000 and 1999, respectively.

During 1999 Crown recognized income tax deductions of $18,000 from the exercise of non-qualified stock options.
There were no such exercises during 2000. Stockholders' equity has been credited for the income tax benefits of these income tax deductions.

The net deferred tax (assets)/liabilities in the accompanying December 31, 2001 and 2000 balance sheets include the following components:

(in thousands)				          2001		  2000

Deferred tax assets:
 Net operating loss (NOL)
       carryovers				       $ 8,655		$8,060
 Capital loss carryovers                 261		   261
 Alternative minimum tax (AMT)
       credit carryovers			           325		   325
Investment in equity method
  investee                             1,647       1,110
 Other					             7          78
 Valuation allowance		        (6,577)     (5,569)
Deferred tax assets			         4,318		 4,265

Deferred tax liabilities:
 Exploration and development costs     3,855		 3,819
 Depreciation, depletion and
  amortization				           463		   446
Deferred tax liabilities               4,318		 4,265
Net deferred tax (assets)liabilities  $   - 		$   -






6.	Income Taxes (Continued):

A reconciliation of expected federal income tax expense
(benefit) from continuing operations at the U.S. statutory rates with the expense (benefit) for income taxes is as follows:

(in thousands)				    2001	    2000	   1999
Expected income tax (benefit)  $(1,070)  $   164 	$(1,039)
Nondeductible foreign
  expenditures				      -  	      62       31
Disposition of investment
       in Peru                           -      1,916   (2,373)
Deconsolidation of Solitario	      -  	   2,240 	     -
State income tax benefit            -        309     (363)
Change in valuation allowance	     983 	  (4,663)	  3,742
Other					      87       (28)       2
Income tax                      $   -     $   -    $   -


At December 31, 2001 Crown had unused U.S. NOL and capital loss carryovers of approximately $24,363,000 and $768,000, respectively, which begin to expire in 2004. In addition, Crown has approximately $325,000 of U.S. AMT credit carryovers that can be carried forward indefinitely.

The Plan contemplates the cancellation of indebtedness related to the Debentures, plus accrued interest through June of 2002, of approximately $9,176,000. This cancellation of indebtedness, if the Plan is confirmed, is expected to reduce available NOL carryovers by the same amount. In addition,
Section 382 of the Internal Revenue Code limits the availability of Crown's carryovers following a more than fifty-percent change in ownership. Crown expects a change in ownership, as defined in Section 382, will occur upon the confirmation of the Plan. The amount of future taxable income available to be offset by Crown's carryovers, if the Plan is confirmed, cannot be determined until the ownership change date is determined, which would be the confirmation date of the Plan. However, generally, the Internal Revenue Code defines this annual limitation to be the market capitalization of Crown multiplied by the long-term tax exempt bond rate, in effect on the date of the change of ownership.

7.	Fair Value of Financial Instruments:

For certain of Crown's financial instruments, including cash and cash equivalents, short-term investments, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of Crown's Debentures was $3,000,000 at December 31 2001 and 2000, based on quoted market prices. At December 31, 2001, the estimated fair value of Crown's Senior Notes is considered to be their carrying value of $3,600,000.

8.	Commitments and Contingencies:

In acquiring its interests in mineral claims and leases, Crown has entered into lease agreements, which generally may be canceled at its option. Crown is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. Crown estimates its 2002 mineral property rentals and option payments to be approximately $29,000, of which Crown's share of these payments is estimated to be $24,000. Additionally, Crown has no estimated work commitments for 2002.

Crown has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 2001, 2000 and 1999 was $43,000, $45,000 and $49,000, respectively.

Crown leases office space under non-cancelable operating leases providing for minimum annual rent payments of $49,000 in 2002, $38,000 in 2003 and $19,000 in 2004, with no fixed commitments thereafter. Rent expense for all leases was $73,000, $78,000 and $83,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.	Stock Option Plans:

Under Crown's 1988 Stock Benefit Plan ("1988 Option
Plan"), the Board of Directors could grant:(a) incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, to any employee of Crown or to any employee of any parent or subsidiary of Crown; (b)options other than incentive stock options (non-qualified stock options); (c) stock appreciation rights or cash bonus rights;
(d) award stock bonuses; and (e) stock purchase rights and sell stock subject to certain restrictions.

Up to 1,500,000 shares were reserved for issue under the 1988 Plan. Grants may no longer be made under the 1988 Option Plan. As of December 31, 2001, 497,000 shares remained available for future issuance under the 1988 Plan consisting of those already granted. Stock options that have been granted under the 1988 Plan have been issued at the market price of the common stock at the date of the grant.

On June 27, 1991, Crown's shareholders approved the Crown Resources Corporation 1991 Stock Incentive Plan ("1991 Option Plan"). The Board of Directors has reserved 1,500,000 shares of Crown common stock for grants under the 1991 Option Plan. Options granted under both option plans generally expire five years from the date of grant.

9.	Stock Option Plans (Continued):

Generally, the terms and conditions of the 1991 Option
Plan are similar to those of the 1988 Option Plan described above, except that members of the Board of Directors are eligible only to receive formula grants of non-qualified stock options. Each member of the Board of Directors who is also an employee of Crown or any parent or subsidiary of Crown will be entitled to receive, automatically, an award of non-qualified stock options on grant dates defined in the Option 1991 Plan.
 Each option will cover a number of shares determined by dividing the employee-director's annual base compensation rate on the grant date by three. Each director who is not an employee will receive an award of non-qualified stock options covering 10,000 shares of Crown common stock.

Options granted under the 1991 Option Plan are granted at the market price of the common stock at the date of grant, except for non-qualified options granted to non-directors, which price cannot be less than the average price for the five business days immediately preceding the date of grant. As of December 31, 2001, shares available for issue, including those already granted, totaled 1,116,251 shares.

The activity in the 1988 Option Plan for the three years ended
December 31, 2001 was as follows:


	      2001             2000             1999
                  Weighted         Weighted         Weighted
        Average          Average          Average
      Amount  Price    Amount  Price    Amount Price(1)
Outstanding,
  beginning
  of year	     545,000	2.14	  557,500	  2.13	576,250	4.22
Granted		     -	    	       -        	     -
Exercised	          -        	       -             (3,000)  1.75
Expired	     (48,000)  1.75	  (12,500)  1.75    (15,750)  4.06
Outstanding,
  end of year  497,000	2.18   545,000   2.14	557,500	2.13
Exercisable,
  end of year  497,000	2.18	  545,000   2.14	493,250	2.07


(1) 	In June 1999, the board of directors voted to
reprice existing options for current employees, officers and directors to the market price of Crown's stock of $1.75 per share.

The options outstanding under the 1988 Option Plan expired in February 2002.

6.	Stock Option Plans (Continued):

The activity in the 1991 Option Plan for the three years ended
December 31, 2001 was as follows:

 		 	      2001             2000             1999
                  Weighted         Weighted         Weighted
        Average          Average          Average
      Amount  Price    Amount  Price    Amount Price(1)
Outstanding,
  beginning
  of year	    1,099,875  1.71  1,112,600  1.93  1,115,616  4.16
Granted	      250,850  0.26    296,455  1.04    326,547  1.76
Exercised	           -           (13,605) 1.75    (15,972) 1.85
Forfeited            -                -                -
Expired        (241,575) 2.33   (295,575) 1.85   (313,591) 4.50
Outstanding,
  end of year 1,109,150	1.25  1,099,875  1.71  1,112,600  1.93
Exercisable,
  end of year   911,900	1.34	   900,625  1.77    886,850  1.93


(1) 	In June 1999, the board of directors voted to
reprice all existing options for current employees, officers and directors to the market price of Crown's stock of $1.75 per share.

The options outstanding under the 1991 Option Plan have a weighted average remaining contractual life of 2.6 years.

As a result of the repricing of existing options in 1999 and 1998, (under both the 1988 and 1991 Option Plans) Crown began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (an interpretation of APB 25). Accordingly, an increase in the current market price of Crown common stock above the higher of the option strike price and the market price of Crown's common stock as of July 1, 2000, multiplied by vested options outstanding will be recorded as compensation expense in the period of the price increase. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. There was no compensation expense recorded during 2001 or 2000 as a result of variable accounting for the repriced options.

9.	Stock Option Plans (Continued):

	Under the terms of the Plan of Reorganization (the "Plan"), both the 1988 Option Plan and the 1991 Option Plan will be terminated. If the Plan is confirmed, all outstanding options will be cancelled and no additional shares will be issued or issuable under either the 1988 Option Plan or the 1991 Option Plan. Additionally, the Plan contemplates the creation of the Crown Resources Corporation 2002 Stock Option Plan (the "2002 Option Plan"). The 2002 Option Plan would provide for up to 5,000,000 shares of common stock to be granted to officers, directors and employees. Under the terms of the 2002 Option Plan, the Board of Directors will be able to grant options with option strike prices of not less than the current market price of Crown's common stock on the date of grant. Until the Plan is confirmed and approved, no options may be granted and no shares are issuable under the 2002 Option Plan.

Pro forma information has been computed as if Crown had accounted for its stock options under the fair value method of SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999 grants, respectively: risk-free interest rates of 4.74%, 6.65%, and 5.69%; dividend yields of 0%; volatility factors of the expected market price of Crown's common stock of 69%, 66% and 66%; and a weighted average expected life of the options of 4.2 years in 2001, 4.2 years in 2000 and 2.4 years in 1999.
 The weighted average fair values of the options granted are estimated at $0.15, $0.59, and $0.76 per share in 2001, 2000 and 1999, respectively. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

(In thousands, except
      per share amounts)           2001       2000       1999

Net loss
  As reported              $ (3,148)  $(1,659)   $(11,177)
  Pro forma                  (3,185)   (1,826)    (12,297)
Basic and diluted
      loss per share
  As reported               $ (0.22)   $(0.11)     $(0.76)
  Pro forma                   (0.22)    (0.13)      (0.85)


10.	Stockholders' Equity:

Crown is authorized to issue 20,000,000 shares of $0.01 par value preferred stock and has issued 1,000,000 shares of nonconvertible preferred stock to a subsidiary that is eliminated in consolidation. Under the terms of the Plan of Reorganization, the outstanding preferred stock will be cancelled.





	F-23
10.	Stockholders' Equity (continued):

On July 25, 1995, Crown adopted a shareholder rights plan pursuant to which rights ("Rights") to acquire shares of Series B Preferred Stock were distributed to shareholders of Crown, with the right to buy 1/100 share of Series B Preferred Stock for each common share held, at an initial exercise price of $25.00. Crown also designated 500,000 shares of preferred stock as Series B Preferred Stock with each 1/100 share having economic terms substantially equivalent to one common share. Generally, the Rights will become exercisable if a shareholder or group of shareholders becomes the beneficial owner of or announces the intention to acquire common shares of 15 percent or more of the outstanding common shares of Crown. If the Rights become exercisable, each Right (other than Rights held by the acquiring person or group) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. Under the terms of the Plan, the shareholder rights plan will be terminated.

The $3,600,000 Senior Notes issued in October 2001 are convertible into 10,485,714 common shares. In addition warrants for an additional 10,485,714 common shares were issued to the holders of the Senior Notes. The warrants have a five-year life and 9,285,714 of the warrants are exercisable at a price of $0.75 per share and 1,200,000 of the warrants are exercisable at a price of $0.60 per share. See Note 5 above.

Under the terms of the Plan, Crown's common stock would be subject to a 5 for 1 reverse split. In addition, under the terms of the Plan, the holders of the Debentures would receive $2,000,000 of Secured Notes convertible into 5,714,286 common shares, warrants for an additional 5,714,286 common shares and $4,000,000 of Unsecured Notes convertible into 5,333,333 common shares. The warrants would expire in October 2006 and have an exercise price of $0.75 per share.

11.	Related Party Transactions

On June 26, 2001, Solitario agreed to acquire 200,000 shares of Canyon Resources Corporation common stock from Crown at its fair market value of $200,000 at that date. Solitario sold the shares for $245,000 in February 2002, the fair market value at that date.

In October 2001, Solitario invested in two Secured Notes totaling $1,000,000 of the Secured Notes issued by Crown. The proceeds from the first note, the Solitario Note, of $350,000 were delivered to Crown. The proceeds from the second Note, of $650,000 were placed in escrow pending the outcome of the Bankruptcy. See Note 1 and 5. In March an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000.

F-24

12.  Pro Forma Consolidated Financial Information - Unaudited:

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

	As described in Note 1, Crown filed its Petition for Bankruptcy on March 8, 2002. Accordingly, the Balance Sheet as of December 31, 2001 does not include any adjustment for
(i) the release of cash held in escrow, (ii) the payment of $1,000,000 in cash along with the issuance of $2,000,000, in Secured Notes and $4,000,000 of Unsecured Notes in exchange for $15,000,000 of Debentures, plus any accrued interest or
(iii) the 1 for 5 reverse split. The pro forma balance sheet, assuming the Plan had been confirmed by the Court as of December 31, 2002 is as follows:








						       Balance sheet as of
					                     December 31, 2001
						        As      	    		     Pro
(in thousands) 				    Reported    Adjustments      Forma

Assets
Cash						     $   110     $  2,263       $ 2,373
Escrowed cash				       3,263	 (3,263)           -
Other current assets 				   181  	     -            181
 Total current assets 			       3,554	 (1,000)	    2,554
Other assets					17,711	     -         17,711
   Total assets				     $21,265     $ (1,000)      $20,265
Liabilities and stockholders'
 equity
Debentures    				     $15,000     $(15,000)      $    -
Accrued interest, debentures			   738	   (738)           -
Convertible secured notes payable          3,234       (3,234)           -
Other current liabilities 			   295	     -            295
 Total current liabilities			19,267	(18,972)          295
Other liabilities                            148	  9,234         9,382
Stockholders' equity
 Common stock					   146	   (117)           29
 Paid in capital					35,348	    117        35,465
 Retained earnings   			     (33,644)	  8,738       (24,906)
  Total stockholders' equity    		 1,850	  8,738        10,588
   Total liabilities and
     Stockholders' equity		     $21,265     $ (1,000)      $20,265

Common shares outstanding                 14,553      (11,642)        2,911



F-25

13.	Selected Quarterly Financial Data (Unaudited):

(in thousands)                2001                           2000
                     March    June  Sept.   Dec.     March  June   Sept.   Dec.
                       31,     30,   30,     31,      31,    30,    30,     31,

Revenues             $  222 $    5 $     2 $   19   $  190 $5,955 $  187 $    69
Net income (loss)    $ (370)$ (665)$(1,213)$ (900)  $ (813)$1,493 $ (446)$(1,893)
Basic and diluted
  Loss per share     $(0.03)$(0.04)$ (0.08)$(0.07)  $(0.06)$ 0.10 $(0.03)$ (0.12)


The above quarterly data for 2000 do not reflect any pro forma adjustments to give effect to the deconsolidation of Solitario as disclosed in Note 1 and 11.











































F-26





Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Not Applicable.

	PART III

Item 10   Directors and Executive Officers of the Registrant

Directors

The Board currently consists of four Directors. Crown has not scheduled an Annual Meeting in light of the Bankruptcy filed on March 8, 2002 and the related Plan. The Plan contemplates the appointment of six Directors; Mr. Herald, Mr. Jones, Mr. Webster, Mr. Labadie, Mr. Parker and Mr. Shorr, to serve for a one-year period. Following the one-year period, Directors appointed will serve until the next Annual Meeting of Shareholders and or until their successors are elected and qualified. The Directors contemplated to be appointed by the Plan and the current Directors are:

Mark E. Jones, III.  Mr. Jones, age 62, has been a
Director and the Chairman of the Board of Crown since it commenced operations in February 1989. He was Chief Executive Officer of Crown from February 1989 until July 1993. He was President of Crown from September 1989 to November 1990. Mr. Jones is also Chairman of Solitario Resources Corporation ("Solitario"), a 41.3 percent-owned subsidiary of Crown that is engaged in exploration and development of properties in South America. Mr. Jones also serves as Chairman of Star Resources Corporation, a diamond exploration company.

Christopher E. Herald. Mr. Herald, age 48, has been a Director of Crown since April 1989. He has served as Chief Executive Officer of Crown since June of 1999 and President of Crown since November 1990 and was Executive Vice President of Crown from January 1990 to November 1990. Mr. Herald also serves as Chief Executive Officer and a director of Solitario.

Linder G. Mundy. Mr. Mundy, age 74, has been a Director of Crown since its inception. Since 1985, Mr. Mundy has been a private business consultant.

David R. Williamson. Mr. Williamson, age 60, has been a Director of Crown since September 1989. In 1989 he founded David Williamson Associates Ltd., which undertakes research and consulting for the mining industry. He also serves as a director of Crew Development Corporation, Cornucopia Resources Ltd., and Asia Pacific Resources, all mining and exploration companies.

Brian Labadie. Mr. Labadie, age 49, has over twenty-five years experience in the mining industry including the last five years as Senior Vice President of Operations with Miramar Mining Corporation. Prior to that, Mr. Labadie spent nine years with Echo Bay Mines, Ltd. as Vice president of Operations, including full operational and management responsibility for the Kettle River Mine in Republic, Washington. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

F. Gardner Parker. Mr. Parker, age 59, is managing trustee with Camden Property Trust, a New York Stock Exchange REIT. He also serves as Chairman of the Board of Computer Control Systems, Overpar, Inc., a real estate management company, and OHA General Partners, a privately held fiduciary.
  Mr. Parker is a director of Gilman Auto Dealerships, Associated Building Services, Net Near U. Communications, MCS Technologies, Camp Longhorn, nii Communications, and Arena Power. Mr. Parker owns interests in real estate holdings throughout the State of Texas. Mr. Parker received his CPA and worked for Ernst and Young (formerly Ernst and Ernst) for fourteen years, seven of which were as partner. Mr. Parker is a graduate of the University of Texas.

Ronald Shorr. Mr. Shorr, age 64, is a mining consultant. He has been a senior mining analyst for Bear
Stearns, the Natwest Bank, and Morgan Stanley Dean Witter.
He has served as COO and CFO of a mining company. Mr. Shorr is a Chartered Financial Analyst (CFA). He graduated from the University of Michigan and Harvard Business School and attended graduate mining school at Columbia University.

Steven A. Webster. Mr. Webster, age 50, was a Director of Crown from the time it commenced operations until June 2001 when he did not stand for re-election. Mr. Webster is managing director of Global Energy Partners, an affiliate of Donaldson Lufkin and Jenret's merchant banking group; is chairman of Carrizo Oil & Gas, Inc., an oil exploration company; is a trust manager of Camden Property Trust, a real estate investment trust; is a director of Grey Wolf, Inc., a land rig contractor; and is a director of Geokinetics, Inc., a geophysical company.


Directors' Compensation

Directors who are not employees of Crown are reimbursed for their expenses incurred in attending Board meetings. Directors have received options to purchase Common Stock granted under Crown's 1988 Stock Benefit Plan (the "1988 Plan"), and the 1991 Plan (the "1991 Plan"), however the ten year life of both the 1988 Plan and the 1991 Plan have expired and no new options may be granted from either plan. All options, under both plans, terminate after five years from date of grant if not earlier exercised.

Under the 1991 Plan, the Board of Directors could (a) grant incentive stock options to any non-director employee of Crown or to any non-director employee of any parent or subsidiary of Crown; (b) grant options other than incentive stock options (i.e. non-qualified stock options) except that members of the Board of Directors were eligible only to receive formula grants of non-qualified stock options. Each Director who is not an employee automatically received an award of a non-qualified stock options covering 10,000 shares of Crown Common Stock on February 28 each year; (c) grant stock appreciation rights or cash bonus rights; (d) award stock bonuses; and (e) grant stock purchase rights and sell stock subject to restrictions. All options granted to Directors under the 1991 Plan have an exercise price equal to the fair market value of Crown's Common Stock on the date of grant and they are exercisable from and after the date of grant. The Board of Directors reserved 1,500,000 shares of Common Stock for grants under the 1991 Plan. Currently, 1,116,251 shares remain available for issue under the 1991 Plan; of these, options for 1,109,150 shares have been granted and options for 7,101 share are available for grant.



The Board of Directors reserved 1,500,000 shares of Common Stock for grants under the 1988 Plan. The 1988 Plan had a ten-year term and no additional grants of options may be made under the 1988 Plan. Currently no shares remain available for issue pursuant to the 1988 Plan.

Meetings of Board of Directors and Committees

During the fiscal year ended December 31, 2001, there were three meetings of the Board. Each of the incumbent Directors attended at least 75 percent of the aggregate of the total number of meetings of the Board held while they served as a Director and the total number of meetings held by all committees of the Board on which they served, except for David Williamson, who attended 25 percent of the meetings. All of the references to meetings exclude actions taken by written consent.

The Board has an Audit Committee consisting of Directors,
Messrs. Mundy and Herald.   The Audit Committee operates under
a written charter adopted by the Board, a copy of which has been filed with the SEC and is available for review at Crown's offices. The Audit Committee has the responsibility, among other things, to: (i) recommend the selection of Crown's independent public accountants; (ii) review the preparation and scope of the annual audit of Crown and the extent of non-audit services; (iii)review with management the independent auditors' report and the recommendations of the independent auditors; (iv) review litigation and other legal matters that may affect Crown's financial condition; (v) recommends the inclusion of the audited financial statements in the Annual Report on form 10-K. The Audit Committee met twice during the fiscal year ended December 31, 2001. The Audit Committee's report is set forth below.


AUDIT COMMITTEE REPORT

In performing its duties, the Audit Committee reviewed and discussed the audited financial statements contained in the 2001 Annual Report on Form 10-K with management. The Audit Committee met with Deloitte and Touche, LLP, and discussed any issues deemed to be significant by Deloitte and Touche, LLP, including any matters required by Statement of Auditing Standard No. 61 (Communications with Audit Committees). In addition, the Audit Committee discussed with Deloitte and Touche, LLP its independence from Crown and its management, and has received the written disclosures and letter from Deloitte and Touche, LLP that stated it is independent of Crown within the meaning of US Securities laws. During 2001, Crown paid Deloitte and Touche, LLP $48,000 in audit fees including reviews of Crown's Quarterly Filings on Form 10-Q.

In reliance on the reviews and discussions outlined above, the Audit Committee has recommended to the Board that Crown include the audited financial statements in its Annual
Report under Form 10-K for the year ended December 31, 2001.

Christopher E. Herald
Linder G. Mundy

The Board also has a Compensation Committee, however the committee did not meet during the year. Mr. Mundy and Mr. Williamson hold the positions of non-employee directors. The Compensation Committee is responsible for reviewing and approving executive compensation and administering Crown's stock option programs. The Board does not have a nominating committee or other committee performing similar functions.

Executive Officers:

The executive officers are listed Part I, Item 4 of this report.

Compliance with Section 16(a) of the Securities Exchange
Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Crown's Directors and executive officers, and persons who own more than ten percent of a registered class of Crown's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Crown. Officers, Directors, greater than ten percent shareholders are required by SEC regulation to furnish Crown with copies of all Section 16(a) forms they file. To Crown's knowledge, based solely on review of the copies of such reports furnished to Crown and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to officers, Directors, and greater than ten percent beneficial owners were complied with.



Item 11.   Executive Compensation

Report of the Compensation Committee

Overview and Philosophy. The Compensation Committee of the Board is composed of Mr. Mundy and Mr. Williamson, independent non-employee directors. The Compensation Committee is responsible for reviewing and approving executive compensation and administering Crown's stock option programs.
 Following review and approval by the Compensation Committee, all issues pertaining to executive compensation are submitted to the full Board for approval.

The policy of the Compensation Committee in determining executive compensation is that such compensation should (i) reflect Company performance, (ii) reward individual performance, (iii) align the interests of the executives with the long-term interests of the shareholders and (iv) assist Crown in attracting and retaining key executives critical to the long-term success of Crown.

Executive Officer Compensation Program. The major elements of the executive compensation program during 2001 consisted principally of base salary, bonuses, and Crown's stock option plans, which reward executives for delivering value to Crown shareholders as measured by increases in the Common Stock price and performance of Crown's share price relative to its industry peer group. During 2000, Crown entered into change-in-control agreements with Mr. Herald, Mr. Jones and Mr. Maronick. These contracts provide for the payment of between one-and-a-half times and two-and-a-half-times salary in the event of a change in control of Crown.

Base Salary. Base salaries of executive officers are established annually, at the beginning of each year. The Compensation Committee reviews the responsibilities, experience, performance of the executive officers, basing its approval of base salary levels and changes thereupon on these and other factors, including the competitive marketplace and Crown's budget considerations. Due to budget considerations, there were no salary increases granted to executive officers during 2001.

Bonuses. Bonuses are granted to executive officers at the discretion of the Board. During 2001, bonuses were paid to certain salaried employees in amounts equal to six percent of annual base pay. A portion of some of the bonuses were paid in the form of shares of Crown's common stock.




Stock Option Plans.  The shareholders have approved
Crown's stock option plans. The Board granted stock options during 2001 to certain eligible employees including the Named Executive Officers pursuant to the 1991 Plan. The objectives of both the 1988 Plan and the 1991 Plan are to align executive and shareholder long-term interests by creating a direct link between executive pay and shareholder return, as well as provide long-term incentives to the executive. The ten-year life of the 1991 Plan ended during 2001 and no further options will be granted pursuant to the 1991 Plan.

Non-qualified stock options were granted under the 1991
Plan to non-director executive officers at an option price not less than the average price for the five business days immediately preceding the date of grant. Such non-qualified stock options were 25 percent vested upon date of grant and vest an additional 25 percent each year so that they were 100 percent vested after three years. The Board grants such options annually.

Executive officers who are also members of the Board were eligible only to receive formula grants of non-qualified stock options under the 1991 Plan. Such executive officers are entitled to receive automatically, on February 28 of each year, an award of stock options calculated by dividing the executive officer's annual base compensation rate on the grant date by three. All such options were granted at a price equal to the fair market value of Crown's Common Stock on the date of the grant.

All options granted to executive officers terminate after five years from date of grant if not earlier exercised.

On June 5, 1999 and on June 19, 1998 the Board of
Directors, voted to reprice all existing stock options, held by current officers, Directors and employees to $1.75, and to $4.06, respectively, which was the then current market price of the stock. The Board believed the worldwide declines in metals prices over the prior two years and the ongoing difficulties faced in the permitting of the Crown Jewel Project had a significant impact on Crown's stock price and that the beneficial work of Crown's management in a difficult environment, which included the positive action taken by the President and Congress in getting the approval of the Crown Jewel Project Plan of Operations, was not reflected in the stock price. Crown's management and employees had not been given an increase in salaries for the last six years. The directors of Crown receive no compensation for their services, other than their stock options. The Board recognized the efforts of Crown's management and employees and believed that the retention of existing personnel and recruitment of new personnel require the use of stock options. Accordingly, the Board felt a repricing of existing stock options in both years, to the then current market level, was warranted for past service and as an incentive for future performance. The total number of stock options repriced in 1999 was 1,559,775, which included 507,500 stock options from the 1988 Plan and 1,052,275 stock options from the 1991 Plan. The total number of stock options repriced was 1,276,841, which included 523,250 stock options from the 1988 Plan and 753,591 stock options from the 1991 Plan.



Change in Control Agreements. During June 2000, Crown signed Change in Control agreements (the "Agreements") with Mr. Herald, Mr. Jones and Mr. Maronick (the "Named Executives"). The Board recognized the benefit to Crown to foster continued employment of key management personnel. In this connection, the Board recognized that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of Crown and its stockholders. A Change in Control is deemed to have occurred if: (a) Any person is or becomes the beneficial owner of securities representing 20% of the voting power of Crown; or (b)the shareholders of Crown approve a merger other than a merger where at least 80% of the combined voting power of Crown securities in the surviving entity were represented by the combined voting power before the merger; or (c) the shareholders of Crown approve the sale of all or substantially all of the assets of Crown; or (d) the approval by the shareholders of Crown of any plan of liquidation or dissolution of the Company. The Agreements will remain in effect during the employment of the Named Executives, however, if a Change in Control shall have occurred during the term of the Agreements, the Agreements shall remain in effect for a period of three years beyond the month in which the Change in Control occurred. The Agreements provide no benefits unless there shall have been a Change in Control. In the event that following a Change in Control, the Corporation terminates the employment of the Named Executive, other than for Cause, or , the Named Executive resigns from his employment for Good Reason, the Agreements provide for the payment of two and one-half times the annual salary of Mr. Jones and Mr. Herald and for the payment of one and one-half times the annual salary of Mr. Maronick. Cause is defined as: (a) conviction of a felony; or (b) gross and willful failure of the Named Executive to perform his duties; or (c) dishonest conduct, which is intentional and materially injurious to Crown. Good Reason is defined as: (a) a reduction in the level of responsibility; or (b) a reduction in compensation; or (c) forced relocation to another geographic location; or (d) failure to maintain substantially similar employment terms.
In February 2002, the Agreements were amended so that any action taken in connection with the Plan filed in connection with the Bankruptcy would not be deemed a change in control, as defined.

401(k) Plan. In 1990 Crown adopted the Crown Resources Corporation 401(k) Plan ("401(k) Plan"), a defined-contribution plan covering all full-time employees, including the Named Executive Officers. The 401(k) Plan provides for Company matching, at the rate of 75 percent, of employee savings contributions up to nine percent of annual compensation, subject to ERISA limitations. Company contributions are subject to vesting percentages of 25 percent after one year of vesting service, increasing annually by 25 percent, such that all amounts are fully vested after four years of vesting service. Plan participants may direct the investment of contributions in any of several different funds, including a government securities fund and various debt and equity funds.

Compensation of the Chief Executive Officer.   Mr.
Herald's compensation for 2001 was based upon the established compensation policies described above. In establishing Mr. Herald's base salary, the Board evaluated the competitive standing of Crown as measured by criteria such as market capitalization, potential ounces of annual gold production, proven gold reserves, and stock performance. The Board also considered the duties, responsibilities, and performance of Mr. Herald in his capacity as Chief Executive Officer of Crown and executive pay rates of peer group companies. Mr. Herald's 2001 salary and performance incentives reflect his responsibilities in directing the day-to-day activities of Crown and its subsidiaries. Mr. Herald's salary arrangement and performance incentives will continue to be evaluated by the Board periodically. During 2001, Mr. Herald received a bonus of a cash payment of $7,218.75.

The stock options granted to Mr. Herald during fiscal
2001 were granted in accordance with the formula in the 1991
Plan.


COMPENSATION COMMITTEE
Linder Mundy, Chairman
David A. Williamson



Summary Compensation Table

The following table sets forth the compensation paid by Crown during each of the last three fiscal years to its Chief Executive Officer and each of the next most highly paid executive officers whose cash compensation exceeded $100,000 during the fiscal year ending December 31, 2001 (the "Named Executive Officers"):

                                                           Long-Term
                                    Annual Compensation   Compensation         All
                                                             Awards           Other
                                    Salary      Bonuses      Options       Compensation
Name and Principal Position  Year     ($)         ($)          (#)              ($)

Christopher E. Herald, CEO   2001   144,375      7,218       48,125(1)        8,220 (15)
				          2000   144,375      8,663(3)    48,125(1)        9,956(2)
                             1999   144,375      8,663(6)    48,125(1)        9,931(8)
                                                            219,375(12)
                                                            145,000(5)
                                                             68,000(5)
                                                             70,000(14)
Mark E. Jones, III, Chair.   2001	   98,175	4,909       32,175(1)        7,532 (16)
				          2000	   98,175	4,909       32,175(1)        9,509(16)
                             1999    98,175	4,909       32,725(1)       11,168(16)
                                                            205,900(12)
                                                            135,000(5)
                                                             68,000(5)
                                                             80,000(14)
James R. Maronick, CFO       2001	  100,000	 5,000      35,000(1)	       6,960 (11)
				          2000	  100,000	 6,000(4)   30,000(1)	       6,968(11)
                             1999   100,000	 6,000(9)   30,000(1)       6,933(11)
                                                             95,000(12)
                                                             70,000(5)
	                                                             44,000(5)
                                                             50,000(14)


(1)	Granted under Crown's 1991 Plan.  See "Option Grants in
Last Fiscal Year."
(2)	Includes $7,875 in fully-vested employer matching
contributions to 401(k) Plan.
(3)	Includes 3,300 shares of common stock, valued at
a market price of $1.75 per share, issued as a bonus.
Includes 2,286 shares of common stock, valued at a market price of $1.75 per share, issued as a bonus.
(4) Options to acquire Solitario common stock, granted under the Solitario 1994 Stock Option Plan.
(5) Includes 3,080 shares of common stock, valued at a market price of $2.81 per share, issued as a bonus.
(6) Includes 2,118 shares of common stock, valued at a market price of $3.69 per share, issued as a bonus.
(7) Amount includes $7,500 in fully-vested employer matching contributions to 401(k) Plan.
(8) Includes 2,133 shares of common stock valued at a market price of $2.81 per share, issued as a bonus.
(9) Includes 1,467 shares of common stock, valued at a market price of $3.69 per share, issued as a bonus.
(10) Amount includes $6,750 in fully-vested employer matching contributions to 401(k) Plan.
(11) Amount includes shares of the 1991 and 1988 Plans repriced by the Board on June 5, 1999 to $1.75.
(12) Amount includes shares of the 1991 and 1988 Plans repriced by the Board on June 19, 1998 to $4.06.
(13) Amount includes shares of the 1994 Solitario Plan repriced by Solitario on March 16, 1999 to Cdn$1.16.
(14) Amount includes $7,875 in fully-vested employer matching contributions to 401(k) Plan.
(15) Amount includes $6,625 in fully-vested employer matching contributions to 401(k) Plan.


Options

The following tables set forth for the fiscal year ended
December 31, 2001 contain certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers.


	OPTION GRANTS IN LAST FISCAL YEAR
                                      INDIVIDUAL GRANTS
                                                            Percent of                            Potential Realizable
                                                               Total                               Value at Assumed
                                                              Options                               Annual Rates of
                                                              Granted     Exercise                    Stock Price
                                                Options     to Employees   or Base                  Appreciation for
                                                Granted       in Fiscal    Price(2)  Expiration       Option Term (1)
            Name                                  (#)           Year        ($/sh)     Date         5%($)     10%($)

            Christopher E. Herald               48,125(2)      19.1%       $0.26     2/28/2006      3,461      7,639
            Mark E. Jones, III                  32,725(2)      13.0%       $0.26     2/28/2006      2,353      5,195
            James R. Maronick                   35,000(3)      13.9%       $0.26     2/28/2006      2,517      5,556


(1) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant, until the end of the five-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect Crown's estimate of future stock price growth.

(2) The options granted are non-qualified stock options that vest and become exercisable upon date of grant. Such options are nonassignable and nontransferable except by will or by the laws of descent and distribution. All options terminate five years from date of grant.

(4)The options granted are non-qualified stock options that vest and become exercisable over a four-year period, becoming fully vested on February
28, 2004. Such options are nonassignable and nontransferable except by will or by the laws of descent and distribution. Options not already exercisable may become exercisable upon mergers or changes in control of Crown, pursuant to the 1991 Plan.
All options terminate five years from date of grant.



                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
	AND FISCAL YEAR-END OPTION VALUES

                                                 Number of Unexercised      Value of Unexercised
                           Shares      Value      Options at Fiscal          in-the Money Options
                     Acquired on  Realized         Year-End (#)       at Fiscal Year-End ($)
Name                                             Exercise(#)    ($)        Exercisable/Unexercisable
                                                 Exercisable/Unexercisable

Mark E. Jones, III           0            0       205,900         0                   0   /   0  (1)
Christopher E. Herald        0            0       267,000         0                   0   /   0  (1)
James R. Maronick            0            0       110,000      45,000                 0   /   0  (1)



(1) Value based on market price of $0.08 per share of Crown Common Stock at December 31, 2001, less the exercise price.















TEN-YEAR OPTION/SAR REPRICINGS


                                    Securities 			                           Years
of
                                    underlying   Market price of  Exercise price           original
option
                                     number of    stock at time of   at time of   New exercise term
remaining
Name                     Date       options/SARs   repricing or       repricing or   price ($)   at
date of
                                    repriced or   amendment ($)     amendment ($)
repricing or                                    amended (#)
         amendment

Christopher E. Herald  6/05/1999    48,125(1)       $1.75            $2.56             $1.75
4.8
                                    48,125(1)       $1.75             $4.06             $1.75
3.8
                                    48,125(1)       $1.75             $4.06             $1.75
1.8
                                    75,000(2)       $1.75             $4.06             $1.75
2.6
                       3/16/1999    70,000(3)    Cdn$1.16          Cdn$2.25          Cdn$1.16
2.8
                       6/19/1998    48,125(1)       $4.06             $4.19             $4.06
4.7
                                    48,125(1)       $4.06             $5.63             $4.06
2.7
                                    75,000(2)       $4.06             $5.75             $4.06
3.5
                                    45,833(1)       $4.06             $6.56             $4.06
0.7
Mark E. Jones, III     6/05/1999    32,725(1)       $1.75             $2.56             $1.75
4.8
                                    32,725(1)       $1.75             $4.06             $1.75
3.8
                                    65,450(1)       $1.75             $4.06             $1.75
1.8
                                    75,000(2)       $1.75             $4.06             $1.75
2.6
                       3/16/1999    80,000(3)    Cdn$1.16          Cdn$2.25          Cdn$1.16
2.8
                       6/19/1998    32,725(1)       $4.06             $4.19             $4.06
4.7
                                    65,450(1)       $4.06             $5.63             $4.06
2.7
                                    75,000(2)       $4.06             $5.75             $4.06
3.5
                                    62,333(1)       $4.06             $6.56             $4.06
0.7
James R. Maronick      6/05/1999    30,000(1)       $1.75             $2.63             $1.75
4.8
                                    15,000(1)       $1.75             $4.06             $1.75
3.8
                                    30,000(1)       $1.75             $4.06             $1.75
3.3
                       3/16/1999    50,000(3)    Cdn$1.16          Cdn$4.40          Cdn$1.16
3.4
                       6/19/1998    15,000(1)       $4.06             $4.30             $4.06
4.7
                                    50,000(1)       $4.06             $5.73             $4.06
4.2

(1) Options granted pursuant to the 1991 Plan.
(2) Options granted pursuant to the 1988 Plan.
(3) Options granted by Solitario pursuant to the 1994 Plan.


COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the performance of Crown's Common Stock to the NASDAQ Stock
Market Total Return Index, the S & P Gold Mining Index, and a six-company peer group for Crown's last five fiscal years. The graph assumes the value of the investment was $100 at December 31, 1995 and measures that investment at December 31 of each of the years shown. All dividends are assumed to be reinvested. The graph is presented pursuant to requirements of the SEC. The information contained in this graph is not necessarily indicative of future price performance.

S & P Gold and Precious Metals Mining consists of
Barrick Gold, Battle Mountain Gold, Echo Bay Mines,
Homestake Mining, Newmont Mining, and Placer Dome, which are major gold producers.

Peer Group consists of Alta Gold, Bema Gold, Canyon
Resources, Glamis Gold, Metallica Resources, and Royal
Gold.


Item 12. Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth information, as of March 20, 2002, with respect to the number of shares of Common Stock beneficially owned by each shareholder known by Crown to be the beneficial owner of more than five percent of the Common Stock, by all Directors, nominees for director, executive officers named in the Summary
Compensation Table and all Directors, nominees for director and executive officers as a group. Except as noted below, each shareholder has sole voting and investment powers with respect to the shares shown.
Unless otherwise indicated below, the address of each beneficial owner is 4251 Kipling St., Suite 390, Wheat
Ridge, Colorado 80033.

                                                                    			         Percent of
 								  Amount and Nature
Name and Address of						    of Crown's 	      Percent of

Beneficial Owner                           			Beneficial Ownership 	      Common Stock

The Equitable Life Assurance Society (1). . . .    1,000,000                6.9
 City Place House, 55, Basinghall Street
 London EC2V 5DR
Zoloto, LP (1)(2). . . . . . . . . . . . . . .    11,428,572	         43.6
 14701 St. Mary's Lane, Suite 800
 Houston, TX 77079
Solitario Resources Corporation (1)(3) . . . .     6,114,285	         29.2
James Capel (Nominees), Ltd.(1)(4) . . . . . .     1,428,571	          8.8
 Devon House, 12-15 Dartmouth St
 London SW1 H9BL
Gary L. Blum (1)(5). . . . . . . . . . . . . .     1,142,857	          7.1
 3104 Oak Lane, Dallas, TX 75226
Gascoigne Trust (1)(6) . . . . . . . . . . . .       857,142	          5.5
 c/o Chantrey Vellacot DFK
 10-12 Russell Square
 London, WC1 B5L
Mark E. Jones, III (7)  . . . . . . . . . . . .      130,900	          0.9
Christopher E. Herald (8) . . . . . . . . . . .      378,843                2.5
Linder G. Mundy (9) . . . . . . . . . . . . . .       40,150                0.3
David R. Williamson (10). . . . . . . . . . . .       80,000                0.5
James R. Maronick (11). . . . . . . . . . . . .      170,886		    1.1
All Directors, nominees for director,
 and executive officers as a group
 (9 persons) (2)(7)(12)(13) . . . . . . . . .     12,433,351               84.4


(1)Based upon information supplied to Crown by the shareholder.
(2)Includes convertible Secured Notes due 2006 convertible into 5,714,286 shares and warrants for 5,714,286 shares.
(3)Includes convertible Secured Notes due 2006 convertible into 3,714,285 shares and warrants for 2,400,000 shares.
(4)Includes convertible Secured Notes due 2006 convertible into 714,285 shares and warrants for 714,286 shares.
(5)Includes convertible Secured Notes due 2006 convertible into 571,428 shares and warrants for 571,428 shares.
(6)Includes convertible Secured Notes due 2006 convertible into 428,571 shares and warrants for 428,571 shares.
(7)Includes options to purchase 130,900 shares.
(8)Includes options to purchase 192,500 shares and 7,640 shares owned by Mr. Herald's spouse of which Mr. Herald disclaims beneficial ownership.
(9)Includes options to purchase 40,000 shares.
(10)Includes options to purchase 40,000 shares and 40,000 shares owned by David Williamson Associates Ltd.
(11)Includes options to purchase 160,000 shares.
(12)Includes, in the aggregate, options to purchase
898,300 shares.
(13)Includes convertible Secured Notes due 2006 and warrants held by Zoloto, LP. Mr. Webster is the managing partner of Zoloto, Ltd., the general partner of Zoloto, LP.

Item 13.	Certain Relationships and Related Transactions

	Zoloto, LP invested $2,000,000 in the Secured Notes.
Mr. Webster is the managing partner of Zoloto, Ltd., the general partner of Zoloto, LP. Solitario invested
$1,000,000 in the Secured Notes. Crown owns 41.2% of
Solitario.  See the Senior Note financing under Part I,
Item 1 of this report.

	PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on
          Form 8-K

(a) 1. Consolidated Financial Statements: Index on page 29 of this Report.

    2.  Exhibits.  The exhibits as indexed on pages 37
through 40          of this Report are included as a part
of this Form 10-K.

(b)     Reports on form 8-K:


On October 19, 2001 Crown a report on form 8-K regarding Crown's receipt and acceptance of subscription agreements for the purchase of $3.2 million of convertible secured notes and warrants.

Exhibit
Number 	Description
 3.1		Crown's Articles of Incorporation (incorporated
by reference to Exhibit 3.1 to Registration
Statement on Form S-4, Commission File No. 33-
25033 (the "1989 S-4 Registration Statement")).

 3.2		Crown's Bylaws (incorporated by reference to
Exhibit 3.2 to the 1989 S-4 Registration
Statement).

 3.3		Statement of Rights and Preferences of Series A
Nonconvertible Preferred Stock (issued to a subsidiary) as filed with the Secretary of State, State of Washington, which forms part of Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.3 to Crown's Form 10-K for the year ended December 31, 1989).

4.1		Form of Rights Agreement, dated as of July 25,
1995, between Crown and American Stock Transfer
& Trust Company (incorporated by reference to
Exhibit 4.1 to Crown's Form 8-K dated July 25,
1995).

10.1		1988 Stock Benefit Plan of Crown (incorporated
by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement).

10.2		1991 Stock Incentive Plan of Crown (incorporated
by reference to Exhibit 10.13 to Crown Resources
Corporation's Registration Statement on Form S-4
dated May 17, 1991, Commission file no. 33-40642
(the "1991 S-4 Registration Statement")).

10.3		Crown Jewel Venture Agreement, dated effective
January 4, 1991, between Crown Resources
Corporation, Crown Resource Corp. of Colorado,
Gold Texas Resources U.S., Inc., and Newmont
Gold Company (incorporated by reference to Exhibit 10.10 to the 1991 S-4 Registration
Statement).



10.4		Agreement and Plan of Merger, dated April 16, 1991,
between Crown Resources Corporation, Crown
Resources Property Corporation and Judith Gold
Corporation (incorporated by reference to Exhibit
2.1 to Crown's form 8-K dated April 16, 1991).

10.5		Mining Lease, dated September 1, 1987, between
Judith Gold Corporation and Canyon Resources
Corporation (incorporated by reference to Exhibit
10.14 to the 1991 S-4 Registration Statement).

10.6		Settlement Agreement, dated September 29, 1992,
between Battle Mountain Gold Company, Crown
Resource Corp. of Colorado, Keystone Surveys, Inc., and Spenst M. Hansen (incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December 31, 1992).

10.7		First Amendment to Mining Agreement, dated October
25, 1993, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as
Trustee for William Cord Pereira, Virginia Lee
Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.20 to Crown's Form 10-K for the year ended December 31, 1993).

10.8		Second Amendment to Mining Agreement, dated April
28, 1994, between Crown Resource Corp. of Colorado and United States National Bank of Oregon, as
Trustee for William Cord Pereira, Virginia Lee
Pereira, Philip Kirk Pereira, Patrick Clay Pereira and Susan Michele Pereira (incorporated by reference to Exhibit 10.1 to Crown's Form 10-Q for the quarter ended March 31, 1994).


10.9		Settlement Agreement, dated May 6, 1994, between
Crown Resources Corporation, Crown Resource Corp.
of Colorado, Gold Texas Resources U.S., Inc. and
Battle Mountain Gold Company (incorporated by reference to Exhibit 10.2 to Crown's Form 10-Q for the quarter ended March 31, 1994).

10.10	Second Amendment to Crown Jewel Venture Agreement,
dated April 27, 1994, between Crown Resources
Corporation, Crown Resource Corp. of Colorado,
Gold Texas Resources U.S., Inc. and Battle
Mountain Gold Company (incorporated by reference to Exhibit 10.1 to Crown's Form 10-Q for the quarter ended June 30, 1994).

10.11	Agreement, dated September 8, 1994, between Crown
Resource Corp. of Colorado and Pinon Exploration
Corporation (incorporated by reference to Exhibit
10.1 to Crown's Form 10-Q for the quarter ended
September 30, 1994).



10.12	Stock Purchase Agreement, dated September 9, 1994,
between Cyprus Gold Exploration Corporation and
Crown Resource Corp. of Colorado, relating to the Shares of Capital Stock of Pinon Exploration
Corporation (incorporated by reference to Exhibit
10.2 to Crown's Form 10-Q for the quarter ended
September 30, 1994).

10.13	First Amendment to Agreement between Crown Resource
Corp. of Colorado and Pinon Exploration Corporation
(incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December 31,
1995).

10.14	Third Amendment to Mining Agreement between United
States National Bank of Oregon, as Trustee for
William Cord Pereira, Virginia Lee Pereira, Philip
Kirk Pereira, Patrick Clay Pereira and Susan
Michael Pereira, as Beneficiaries of the Pereira
Children's Trust and Crown Resource Corp. of
Colorado (incorporated by reference to Exhibit
10.19 to Crown's Form 10-K for the year ended
December 31, 1995).

10.15	Letter Agreement, dated December 24, 1996, between
Cominco Peru s.r.l. and Mineral Los Tapados S.A.
(incorporated by reference to Exhibit 10.18 to Crown's Form 10K for the year ended December 31,
1996).

10.16	Subscription Agreement and Warrant, dated February
27, 1997, between Crown Resource Corp. of Colorado and Solitario Resources Corporation subscribing for 1,500,000 units (a unit consisting of one share of common stock and one share purchase warrant) of Solitario Resources Corporation common stock
(incorporated by reference to Exhibit 10.19 to Crown's Form 10-K for the year ended December 31,
1997).

10.17	Stock Purchase Agreement, dated February 23, 1998,
between Crown Resources Corporation and The
Equitable Life Assurance Society (incorporated by reference to Exhibit 10.1 to Crown's Form 8-K, dated February 27, 1998).

10.18	Restated Agreement, dated December 15, 1998 between
Minera Los Tapados and Cominco, to amend the agreement dated December 24, 1996 (incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December 31, 1998).

10.19	Letter Agreement, dated October 7, 1998 between
Minera Los Tapados and Billiton Exploration and
Mining Peru, B.V. regarding the exploration and development of Crown's Soloco property in Peru
(incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December 31,
1998).



10.20	Letter Agreement, dated January 22, 1999 between
Minera Los Tapados and Placer Dome del Peru, S.A.C.
regarding exploration and development of Crown's
Yanacocha property in Peru (incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December 31, 1998).

10.21	Stock Purchase Agreement dated February 2, 2000
between Newmont Peru Limited and Solitario
Resources Corporation (incorporated by reference to Exhibit 10.21 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.22 	First Amendment to Stock Purchase Agreement, dated
April 26, 2000, between Newmont Peru Limited and
Solitario Resources Corporation (incorporated by reference to Exhibit 10.22 to Crown's Form 10-Q for the quarter ended June 30, 2000).


10.23	Change in Control Agreement, dated June 19, 2000,
between Crown Resources Corporation and Christopher
E. Herald (incorporated by reference to Exhibit
10.23 to Crown's Form 10-Q for the quarter ended
June 30, 2000).

10.24 	Change in Control Agreement, dated June 19, 2000,
between Crown Resources Corporation and Mark E.
Jones, III (incorporated by reference to Exhibit
10.24 to Crown's Form 10-Q for the quarter ended
June 30, 2000).

10.25 	Change in Control Agreement, dated June 19, 2000,
between Crown Resources Corporation and James R.
Maronick (incorporated by reference to Exhibit
10.25 to Crown's Form 10-Q for the quarter ended
June 30, 2000).

10.26	Arrangement Agreement between Altoro Gold Corp of
Vancouver, B.C. and Solitario Resources Corporation to proceed with a merger by way of a Plan of Arrangement (incorporated by reference to Exhibit
2.1 to Crown's Form 8-K filed on November 9, 2000).

10.27	Termination agreement, dated July 23, 2001, between
Battle Mountain Gold, Crown Resources Corporation,
Crown Resource Corp. of Colorado, Gold Texas
Resources U.S., Inc. and Battle Mountain Gold
Company terminating the Crown Jewel Joint Venture
Agreement and Amendments (incorporated by reference to Exhibit 10.27 to Crown's Form 10-Q for the quarter ended June 30, 2001).

10.28	Royalty Deed, dated July 23, 2001, given by Crown
Resources Corporation, Crown Resource Corp. of
Colorado, Gold Texas Resources, U.S., Inc. to
Battle Mountain Gold Company covering production of the first 1 million ounces of gold from the Crown
Jewel Project (incorporated by reference to Exhibit
10.28 to Crown's Form 10-Q for the quarter ended
June 30, 2001).

10.29	Form of Convertible Note Purchase Agreement and
related exhibits dated October 19, 2001 whereby
Crown issued $3.6 million in convertible secured notes, convertible into 10,485,714 shares of common stock and warrants which may be exercised into 10,485,714 shares of Crown common stock
(incorporated by reference to Exhibit 10.29 to Crown's form 10-Q for the quarter ended September
30, 2001).

10.30	Disclosure Statement and Plan of Reorganization,
including Exhibits, Files with the United States
Bankruptcy Court on March 27, 2002 whereby holders of Crown's $15 million of Debentures would exchange on a pro-rata basis, their Debentures for $1 million in cash, $2 million in secured notes and $4 million in unsecured notes. Under the terms of the plan, Crown would undergo a 1 for 5 reverse split of its common stock.

18.1		Deloitte and Touche letter regarding change in
accounting principle.

11		Statement regarding computation of per share
earnings.

21		Subsidiaries of the registrant.

23.1		Consent of Deloitte & Touche LLP.

24		Powers of attorney.

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


	Date:  April 1, 2002

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title
   Date

/s/ Christopher E. Herald    Principal Executive
April 1, 2002
Christopher E. Herald         Officer and Director
Chief Executive Officer

/s/ James R. Maronick        Principal Financial
April 1, 2002
James R. Maronick             and Accounting Officer
Vice President - Finance






/s/ Mark E. Jones, III    *
Mark E. Jones, III


					A majority of
/s/ Linder G. Mundy       *        the Board of
April 1, 2002
Linder G. Mundy                    Directors


/s/ David R. Williamson   *
David R. Williamson




* By:/s/ James R. Maronick
     James R. Maronick, Attorney-in-fact












	INDEX TO EXHIBITS

Exhibit
Number 	Description
      Page
 3.1		Crown's Articles of Incorporation (incorporated
by reference to Exhibit 3.1 to Registration
Statement on Form S-4, Commission File No. 33-
25033 (the "1989 S-4 Registration Statement")).

 3.2		Crown's Bylaws (incorporated by reference to
Exhibit 3.2 to the 1989 S-4 Registration
Statement).

 3.3		Statement of Rights and Preferences of Series A
Nonconvertible Preferred Stock (issued to a subsidiary) as filed with the Secretary of State, State of Washington, which forms part of Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.3 to Crown's Form 10-K for the year ended December 31, 1989).

 4.1		Form of Rights Agreement, dated as of July 25,
1995, between Crown and American Stock Transfer
& Trust Company (incorporated by reference to
Exhibit 4.1 to Crown's Form 8-K dated July 25,
1995).

10.1		1988 Stock Benefit Plan of Crown (incorporated
by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement).

10.2		1991 Stock Incentive Plan of Crown (incorporated
by reference to Exhibit 10.13 to Crown Resources
Corporation's Registration Statement on Form S-4
dated May 17, 1991, Commission file no. 33-40642
(the "1991 S-4 Registration Statement")).

10.3		Crown Jewel Venture Agreement, dated effective
January 4, 1991, between Crown Resources
Corporation, Crown Resource Corp. of Colorado,
Gold Texas Resources U.S., Inc., and Battle
Mountain Gold Company (incorporated by reference to Exhibit 10.10 to the 1991 S-4 Registration
Statement).

10.4		Agreement and Plan of Merger, dated April 16,
1991, between Crown Resources Corporation, Crown
Resources Property Corporation and Judith Gold
Corporation (incorporated by reference to
Exhibit 2.1 to Crown's form 8-K dated April 16,
1991).

10.5		Mining Lease, dated September 1, 1987, between
Judith Gold Corporation and Canyon Resources
Corporation (incorporated by reference to
Exhibit 10.14 to the 1991 S-4 Registration
Statement).




10.6		Settlement Agreement, dated September 29, 1992,
between Battle Mountain Gold Company, Crown
Resource Corp. of Colorado, Keystone Surveys,
Inc., and Spenst M. Hansen (incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December 31, 1992).

10.7		First Amendment to Mining Agreement, dated
October 25, 1993, between Crown Resource Corp.
of Colorado and United States National Bank of
Oregon, as Trustee for William Cord Pereira,
Virginia Lee Pereira, Philip Kirk Pereira,
Patrick Clay Pereira and Susan Michele Pereira
(incorporated by reference to Exhibit 10.20 to Crown's Form 10-K for the year ended December
31, 1993).

10.8		Second Amendment to Mining Agreement, dated
April 28, 1994, between Crown Resource Corp. of
Colorado and United States National Bank of
Oregon, as Trustee for William Cord Pereira,
Virginia Lee Pereira, Philip Kirk Pereira,
Patrick Clay Pereira and Susan Michele Pereira
(incorporated by reference to Exhibit 10.1 to Crown's Form 10-Q for the quarter ended March
31, 1994).

10.9		Settlement Agreement, dated May 6, 1994, between
Crown Resources Corporation, Crown Resource
Corp. of Colorado, Gold Texas Resources U.S.,
Inc. and Battle Mountain Gold Company
(incorporated by reference to Exhibit 10.2 to Crown's Form 10-Q for the quarter ended March
31, 1994).

10.10		Second Amendment to Crown Jewel Venture
Agreement, dated April 27, 1994, between Crown
Resources Corporation, Crown Resource Corp. of
Colorado, Gold Texas Resources U.S., Inc. and
Battle Mountain Gold Company (incorporated by reference to Exhibit 10.1 to Crown's Form 10-Q for the quarter ended June 30, 1994).

10.11		Agreement, dated September 8, 1994, between
Crown Resource Corp. of Colorado and Pinon
Exploration Corporation (incorporated by reference to Exhibit 10.1 to Crown's Form 10-Q for the quarter ended September 30, 1994).

10.12		Stock Purchase Agreement, dated September 9,
1994, between Cyprus Gold Exploration
Corporation and Crown Resource Corp. of
Colorado, relating to the Shares of Capital
Stock of Pinon Exploration Corporation
(incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December
31, 1995).




10.13		First Amendment to Agreement between Crown
Resource Corp. Of Colorado and Pinon Exploration
Corporation (incorporated by reference to
Exhibit 10.18 to Crown's Form 10-K for the year ended December 13, 1995).

10.14		Third Amendment to Mining Agreement between
United States National Bank of Oregon, as
Trustee for William Cord Pereira, Virginia Lee
Pereira, Philip Kirk Pereira, Patrick Clay
Pereira and Susan Michael Pereira, as
Beneficiaries of the Pereira Children's Trust and Crown Resource Corp. of Colorado
(incorporated by reference to Exhibit 10.19 to Crown's Form 10-K for the year ended December
31, 1995).

10.15		Letter Agreement, dated December 24, 1996,
between Cominco Peru s.r.l. and Minera Los
Tapados S.A. (incorporated by reference to Exhibit 10.18 to Crown's Form 10K for the year ended December 31, 1996).

10.16		Subscription Agreement and Warrant, dated
February 27, 1997, between Crown Resource  Corp.
of Colorado and Solitario Resources Corporation subscribing for 1,500,000 units (a unit consisting of one share of common stock and one share purchase warrant) of Solitario Resources
Corporation common stock (incorporated by reference to Exhibit 10.19 to Crown's Form 10-K for the year ended December 31, 1997).

10.17		Stock Purchase Agreement, dated February 23,
1998, between Crown Resources Corporation and
The Equitable Life Assurance Society
(incorporated by reference to Exhibit 10.1 to Crown's Form 8-K, dated February 27, 1998).


10.18		Restated Agreement, dated December 15, 1998
between Minera Los Tapados and Cominco, to amend the agreement dated December 24, 1996
(incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December
31, 1998).

10.19		Letter Agreement, dated October 7, 1998 between
Minera Los Tapados and Billiton Exploration and
Mining Peru, B.V. regarding the exploration and development of Crown's Soloco property in Peru
(incorporated by reference to Exhibit 10.18 to Crown's Form 10-K for the year ended December
31, 1998).

10.20		Letter Agreement, dated January 22, 1999 between
Minera Los Tapados and Placer Dome del Peru,
S.A.C. regarding exploration and development of Crown's Yanacocha property in Peru (incorporated by reference to Exhibit 10.18 to Crown's Form
10-K for the year ended December 31, 1998).

10.21		Stock Purchase Agreement dated February 2, 2000
between Newmont Peru Limited and Solitario
Resources Corporation (incorporated by reference to Exhibit 10.21 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.22 	First Amendment to Stock Purchase Agreement,
dated April 26, 2000, between Newmont Peru
Limited and Solitario Resources Corporation
(incorporated by reference to Exhibit 10.22 to Crown's Form 10-Q for the quarter ended June 30,
2000).



10.23		Change in Control Agreement, dated June 19,
2000, between Crown Resources Corporation and
Christopher E. Herald (incorporated by reference to Exhibit 10.23 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.24 	Change in Control Agreement, dated June 19,
2000, between Crown Resources Corporation and
Mark E. Jones, III (incorporated by reference to
Exhibit 10.24 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.25 	Change in Control Agreement, dated June 19,
2000, between Crown Resources Corporation and
James R. Maronick (incorporated by reference to
Exhibit 10.251 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.26		Arrangement Agreement between Altoro Gold Corp
of Vancouver, B.C. and Solitario Resources
Corporation to proceed with a merger by way of a Plan of Arrangement (incorporated by reference to Exhibit 2.1 to Crown's Form 8-K filed
November 9, 2000).

10.27	Termination agreement, dated July 23, 2001,
between Battle Mountain Gold, Crown Resources
Corporation, Crown Resource Corp. of Colorado,
Gold Texas Resources U.S., Inc. and Battle
Mountain Gold Company terminating the Crown
Jewel Joint Venture Agreement and Amendments
(incorporated by reference to Exhibit 10.27 to Crown's Form 10-Q for the quarter ended June 30,
2001).

10.28	Royalty Deed, dated July 23, 2001, given by
Crown Resources Corporation, Crown Resource
Corp. of Colorado, Gold Texas Resources, U.S.,
Inc. to Battle Mountain Gold Company covering production of the first 1 million ounces of gold from the Crown Jewel project (incorporated by reference to Exhibit 10.28 to Crown's Form 10-Q for the quarter ended June 30, 2001).

10.29	Form of Convertible Note Purchase Agreement and
related exhibits dated October 19, 2001 whereby
Crown issued $3.6 million in convertible secured notes, convertible into 10,485,714 shares of common stock and warrants which may be exercised into 10,485,714 shares of Crown common stock
(incorporated by reference to Exhibit 10.29 to Crown's Form 10-Q for the quarter ended
September 30, 2001).

10.30	Disclosure Statement and Plan of Reorganization,
including Exhibits, Files with the United States
Bankruptcy Court on March 27, 2002 whereby holders of Crown's $15 million of Debentures would exchange on a pro-rata basis, their Debentures for $1 million in cash, $2 million in secured notes and $4 million in unsecured notes.
 Under the terms of the plan, Crown would undergo a 1 for 5 reverse split of its common stock.

11		Statement regarding computation of per share
earnings.

18.1		Deloitte and Touche letter regarding change
in accounting principle

21		Subsidiaries of the registrant.

23.1		Consent of Deloitte & Touche LLP.

24		Powers of attorney.








	Exhibit 11



	CROWN RESOURCES CORPORATION

	Statement Re:  Computation of Per Share Earnings

	(in thousands, except per share amounts)




                            December 31,  December 31,   December 31,
                               2001          2000            1999
Outstanding at
beginning of year             14,553        14,540         14,521

Issued during the year            -             13             19

Outstanding at end of year    14,553        14,553         14,540



Weighted average number
of shares outstanding
during the year               14,553        14,534         14,534


Net loss for year           $ (3,148)     $ (1,659)      $(11,117)

Basic and diluted loss
per common share             $ (0.22)      $ (0.11)       $ (0.76)









	Exhibit 21



	CROWN RESOURCES CORPORATION

	Schedule of Subsidiaries

	December 31, 2001


	Crown Resource Corp. of Colorado (100%,
incorporated in Colorado)

 	Solitario Resources Corporation
(formerly Crown Minerals Corp.) (41.2%-
owned subsidiary of Crown Resource Corp.
of Colorado, incorporated in Colorado)

	Crown Minerals Corporation (100%-owned
subsidiary of Crown Resource Corp. of
Colorado, incorporated in Colorado)

	Gold Texas Resources U.S., Inc. (100%,
incorporated in Texas)

	Crownex Resources (Canada) Ltd. (100%,
incorporated in British Columbia, Canada)

	Gold Capital Corporation (100%, incorporated in the state of Washington)

	Gold Texas Resources Ltd. (100%-owned
subsidiary of Gold Capital Corporation,
incorporated in British Columbia,
Canada)
	Group Crown Exploration (100%, incorporated in
Mexico City, Mexico)


























	Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-31754 and 33-57306 of
Crown Resources Corporation on Form S-8 of our report dated March 22, 2001, appearing in this Annual Report on Form 10-K of Crown Resources Corporation for the year ended December 31, 2001.






DELOITTE & TOUCHE LLP

Denver, Colorado
April 1, 2002


































57


33

37





	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2000, 1999 and 1998




	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999


	CROWN RESOURCES CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2001, 2000 and 1999




42



50



56


58




60