Form 10-Q
period 2002-03-31
CROWN RESOURCES CORP
filed 2002-05-15
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C. 20549


	FORM 10-Q

(Mark One)

 X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2002


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

Shares outstanding as of May 5, 2001: 15,057,725 shares of common stock, $0.01 par value.
















                    	TABLE OF CONTENTS



Page
PART I - FINANCIAL INFORMATION

  Item 1    Consolidated Financial Statements (Debtor-in-Possession)   3

  Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations   8

  Item 3    Quantitative and Qualitative  Discussions about Market Risk   8


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings   11

  Item 2   Changes in Securities   13

  Item 3   Defaults Upon Senior Securities   13

  Item 4   Submission of Matters to a Vote
               of Security Holders   13

  Item 5   Other Information    13

  Item 6   Exhibits and Reports on Form 8-K   13


SIGNATURES   14
























	PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	CROWN RESOURCES CORPORATION
(Debtor-in-Possession)
	CONSOLIDATED BALANCE SHEETS
	(Unaudited)
(in thousands, except                                               March 31,                 December 31,
 per share amounts)                                                   2002                               2001
	Assets
Current assets:
  Cash and cash equivalents                                      $   136                   $   110
  Escrowed  cash, secured notes                                 3,074                       3,263
  Restricted short-term investments                                 79                           79
  Prepaid expenses and other                                         102                          102
    Total current assets                                               3,391                      3,554

Mineral properties, net                                            14,392                   14,363

Other assets:
  Equity in unconsolidated subsidiary                           3,128                     3,291
  Other                                                                                57                         57
    Total other assets                                                    3,185                     3,348
                                                                                  $20,968                 $21,265

	Liabilities and Stockholders' Equity
Current liabilities:
 Current liabilities not subject to compromise:
   Accounts payable                                                    $   146                   $     153
   Convertible debentures                                                   -                       15,000
   Current portion of long-term debt                                   69                           68
   Convertible secured notes payable                             2,253                      2,234
   Convertible secured notes payable, related party       1,000                       1,000
   Accrued interest payable                                                 72                          812
 Total current liabilities not subject to compromise      3,540                     19,267
 Current liabilities subject to compromise:
   Convertible debentures                                            15,000                              -
   Accrued interest payable                                              970                              -
 Total current liabilities subject to compromise:        15,970                              -
Total current liabilities                                            19,510                      19,267

Long-term liabilities not subject to compromise
  Long-term note payable                                                148                          148

Stockholders' equity:
  Preferred stock, $0.01 par value                                       -                                -
  Common stock, $0.01 par value                                     148                         146
  Additional paid-in capital                                          35,457                    35,429
  Accumulated deficit                                                 (34,250)                 (33,644)
  Accumulated other comprehensive loss                         (45)                         (81)
Total stockholders' equity                                          1,310                       1,850
                                                                                   $20,968                  $21,265

See Notes to Consolidated Financial Statements.





CROWN RESOURCES CORPORATION
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)

                                                                                                    Three months ended
(in thousands, except per                                                                         March 31,
 share amounts)                                                                               2002                        2001

Revenues:

  Gain (loss) on sale of assets and mineral properties                   $       -                  $  210
  Interest income                                                                                      1                      12
    Total revenues                                                                                     1                    222
Costs and expenses:
  Depreciation, depletion and amortization                                             2                        4
  General and administrative                                                               126                    125
  Interest expense                                                                                 280                    243
Total costs and expenses                                                                     408                    372
Operating loss                                                                                  (407)                  (150)
Equity in loss of unconsolidated subsidiary                                  (199)                  (220)
Net loss                                                                                           $ (606)              $ (370)

Basic and diluted net loss per common
  and common equivalent share                                                      $(0.04)            $(0.03)

Weighted average number of common and
 common equivalent shares outstanding                                       14,762             14,553












See Notes to Consolidated Financial Statements.















CROWN RESOURCES CORPORATION
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                     Three months ended March 31,
(in thousands)                                                                    2002                     2001
Operating activities:
  Net loss                                                                         $ (606)                    $  (370)
  Adjustments:
    Depreciation, depletion & amortization                            21                             29
    Common stock issued for interest                                     29                               -
    Gain on asset sales                                                               -                          (210)
    Equity in loss of unconsolidated subsidiary                    199                           220
Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                      (12)                             1
      Accounts payable and other current liabilities               224                          (250)
    Net cash used in operating activities                               (145)                        (580)

Investing activities:
 Additions to mineral properties                                            (29)                         (8)

Financing activities:
  Cash released from Secured Notes escrow                           200                              -

Net decrease in cash and cash equivalents                            26                        (588)
Cash and cash equivalents, beginning of period                 110                          971
Cash and cash equivalents, end of period                     $    136                      $   383

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                                                        $     -                        $    432
    Marketable equity securities received
      in the sale of Judith Gold Corporation                              -                               213



















See Notes to Consolidated Financial Statements.








CROWN RESOURCES CORPORATION
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

The accompanying consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three months ended March 31, 2002 and 2001 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K for the year ended
December 31, 2001. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

	In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible
Assets" ("SFAS No.142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Crown implemented SFAS No. 142 on January 1, 2002 and it has not had a material impact on its consolidated financial position or results of operations.

	In August 2001, the Financial Accounting Standards
Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No.
144 Supersedes SFAS No. 121, and provides for the use of probability weighted cash flow estimation in determining cash flows for the impairment of assets as well as establishing methods for accounting for assets to be disposed of other than by sale. Crown adopted SFAS No. 144 on January 1, 2002 and it has not had a material impact on its consolidated financial position or results of operations.

	Crown will adopt Statement 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), no later than January 1,
2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Crown is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS 143. The effect to Crown of adopting this standard, if any, has not yet been determined.

2.	Basis of presentation

The accompanying financial statements have been prepared assuming that Crown will continue as a going concern.
As of March 31, 2002, Crown has a working capital deficiency of $16,119,000 and has defaulted on CRC's $15,000,000, 5.75%
convertible subordinated debentures, which were due in August
2001 (the "Debentures"). Crown currently has insufficient liquidity to pay the Debentures and accrued interest currently due.
 On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, discussed below. There is no assurance that Crown will be able to raise sufficient funds or to restructure the Debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Corporate Reorganization

On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy CRC filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 27, 2002. The Plan contemplates a restructuring of the Debentures through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration to be proportionally distributed to each Debenture holder:

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

After being filed with the Court, the Plan must be voted on by CRC's creditors and shareholders. If the Court approves the Plan, the Plan becomes a legally binding agreement between CRC and its creditors and shareholders. On April 24, 2002, the Court set May 24, 2002 as the final date for receiving ballots to accept or reject the Plan from creditors and shareholders entitled to vote on the Plan. The Court also set May 30, 2002 as the date for a combined hearing on the adequacy of the Disclosure
Statement and a confirmation of the Plan. If the Court confirms the Plan, the Plan becomes a legally binding agreement between CRC and its creditors and shareholders. There can be no assurance given that the creditors or shareholders will approve the Plan, nor that the Court will confirm the Plan as filed, if at all. If the Court does not confirm the Plan, there can be no assurance that Crown will have sufficient funds to continue as a going concern, to restructure the Debentures on acceptable terms or continue operations. If the Court does not confirm the Plan, Crown may be forced to liquidate its assets under Chapter 7 of the U.S. Bankruptcy Code and to cease operations.





4.	Investment in Unconsolidated Subsidiary

Crown accounts for its investment in Solitario Resources
Corporation, ("Solitario") under the equity method. The market value of Crown's 9,633,585 shares of Solitario was $4,954,000 at March 31, 2002. Unaudited Condensed
 financial information of Solitario is as follows:




Balance Sheets                                                     March 31,                     December 31,
(in thousands)                                                          2002                                   2001

Assets
Current assets                                                        $  2,754                               $  3,168
Mineral properties (net)                                             3,693                                  3,693
Other                                                                          1,225                                  1,242
  Total assets                                                              7,672                                   8,103
Liabilities and stockholders' equity
Current liabilities                                                   $       69                              $      106
Stockholders' equity                                                   7,603                                   7,997
  Total liabilities and  stockholders' equity                 7,672                                   8,103
Statements of Operations                                       Three months ended March 31,
(in thousands)                                                               2002                                  2001
Revenues                                                                 $     74                                 $       87
Costs and expenses                                                       557                                       622
Net loss                                                                   $   (483)                                $   (535)




5.	Comprehensive Loss

The following represents comprehensive loss and its components:

                                                               Three months ended March 31,
2002	2001
Net loss                                                        $(606)               $(370)
Unrealized gain (loss) on
       marketable equity securities                       36                      (7)
Comprehensive loss                                     $(570)               $(377)






6.	Related Party Transactions

Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns
41% of Solitario Resources Corporation ("Solitario").
Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999 and December 2000. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario.
Management service fees paid by Solitario were $132,000
and $155,000 for the three months ended March 31, 2002 and 2001, respectively.

	On June 26, 2001, Solitario agreed to acquire
200,000 shares of Canyon Resources Corporation common stock from CRCC at its fair market value of $200,000 at that date. Solitario sold the shares for $245,000 in February 2002, the fair market value at that date. The transaction provided additional working capital to CRCC, and was approved by independent Board members of both Crown and Solitario.

In October 2001, Solitario invested in two 10 % convertible secured promissory notes, issued by Crown
(the "Secured Notes"). Such notes totaled $1,000,000 of the $3,600,000 principal amount of Secured Notes issued.
 The proceeds of $350,000 from the first note (the
"Solitario Note") were delivered to Crown. The proceeds from the second note from Solitario, and the remaining
Secured Notes of $2,600,000 or $3,250,000 in total, were placed in escrow pending the outcome of Crown's voluntary petition for bankruptcy, which was filed in United States Bankruptcy Court on March 8, 2002 (the
"Bankruptcy"). See Notes 1 and 5 to the 2001 audited financial statements, included in Solitario's Annual
Report to Shareholders.  In March 2002 an additional
$200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction were the same as given to other senior lenders of Crown
(the "Senior Lenders") and, with regard to the terms of the $650,000 Secured Note, the terms were negotiated with and approved by the other Senior Lenders.

	As of March 31, 2002, Solitario owns 69,667 shares of Crown common stock, received as interest on its Secured Notes.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Crown for the years ended December 31, 2001, 2000 and 1999, and Management's Discussion and Analysis contained in Crown's Annual Report on Form 10-K for the year ended December 31, 2001. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Results of Operations

Crown had a net loss of $606,000 or $0.04 per share, for the first quarter of 2002 compared with a loss of $370,000, or $0.03 per share, for the first quarter of 2001.
 The increase in the loss was primarily the result of a gain of $210,000 recorded during the first quarter of the prior year on the sale of Crown's interest in its Judith Gold property. There were no similar property sales during 2002.

Total revenues for the first quarter of 2002 were $1,000 compared with $222,000 for first quarter 2001. In
January 2001 Crown exchanged 100% of the shares of its wholly owned subsidiary, Judith Gold Corporation for 200,000 shares of Canyon Resources Corporation
("Canyon") common stock, valued at $213,000.  As
Crown had fully amortized its holdings in Judith, which consisted of a royalty on the Lamefoot deposit at the Kettle River mine in Washington and certain land and mineral rights at the Kendall mine in Montana, Crown recorded a gain on the sale of Judith, net of expenses, of $210,000 related to the transaction. Interest income was reduced to $1,000 in 2002 as a result of lower cash balances during the first quarter of the current year.

Crown had no active exploration projects during the first quarter of 2002 or 2001 and recorded no exploration expense.



General and administrative expenses were comparable for the first quarter of 2002, or $126,000 compared with $125,000 for the same period last year.
Interest expense of $280,000 for first quarter 2002 increased from $243,000 in the year earlier quarter as a result of the issuance of $3,600,000 of Secured Notes in October 2001, which were not outstanding during the first quarter of 2001.

Crown recorded $199,000 of equity in loss of unconsolidated subsidiary, related to Solitario, during the first quarter of 2002 compared to $220,000 during the first quarter of 2001. The decrease in the loss from Solitario was the result of Solitario recording a $43,000 gain on sale of marketable equity securities during 2002 and a reduction in Solitario's general and administrative costs during the first quarter of 2002 compared to the same period of 2001.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that Crown will continue as a going concern. As of March 31, 2002, Crown has a working capital deficiency of $16,119,000 and has defaulted on CRC's $15,000,000, 5.75% convertible subordinated debentures, which were due in August 2001 (the
"Debentures"). Crown currently has insufficient liquidity to pay the Debentures and accrued interest due. On
March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States
Bankruptcy Code, discussed below. There is no assurance that Crown will be able to raise sufficient funds or to restructure the Debentures on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the quarter ended March 31, 2002, Crown spent $29,000 for net additions to mineral property costs primarily related to operations and maintenance costs at its Crown Jewel Project compared to $5,000 in the first quarter of 2001.

Cash and cash equivalents amounted to $136,000 at March 31, 2002. These funds are generally invested in short-term interest-bearing deposits and securities.

The long-term funding and operating results of Crown continue to be largely dependent on repayment or restructuring of the Convertible Debentures and on the permitting and successful commencement of commercial production at the Crown Jewel project (the "Project").



Crown Jewel Project Permitting

The Final Environmental Impact Statement
("FEIS") on the Project was issued to the public in February 1997. In May of 1997, the United States Forest
Service ("USFS") upheld the Record of Decision
("ROD") to approve the Crown Jewel Project.  In May
1997, an action was filed in U.S. District Court against the USFS appealing its decision to uphold the ROD. This action was dismissed on December 31, 1998. In January of 2000, the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, vacated the previously granted 401 Water Quality Permit for the Crown Jewel
Project issued by Washington Department of Ecology
("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Project. On March 14, 2000,
Newmont filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. In light of the termination of the Crown Jewel
Project Joint Venture and Crown's intention to permit a primarily underground mine, Crown will not pursue this action and Newmont has dropped its appeal. It is not known if other permits previously granted to the Project may be subject to review as a result of the PCHB ruling.

	Crown engaged Mine Reserves Associates
("MRA") to conduct an independent analysis of its Project reserves in March 2000. Per the MRA report,
Crown is reporting proven and probable reserves of 2,139,000 tons at a grade of 0.392 for a total of 839,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces.

As part of the analysis of the Project reserves subsequent to the January 2000 PCHB ruling, Crown retained Gochnour and Associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water.
 Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The
Gochnour report concluded the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

Construction of the Project will not begin prior to the successful completion of the remaining permit applications and resolution of the legal and administrative challenges. Potential delays due to the appeals process, the permit process or litigation are difficult to quantify. There are no assurances that required permits will be issued in a timely fashion, that Crown will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the Project.

Additionally, uncertainties exist with respect to the timing of commercial production at the Project, as well as the potential fluctuation in gold prices, which could have a material effect upon Crown's ability to fund its operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to Crown, if at all.

New Accounting Pronouncements

	In July 2001, the Financial Accounting Standards
Board issued Statement No. 142, "Goodwill and Other
Intangible Assets" ("SFAS No.142"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.
 Crown implemented SFAS No. 142 on January 1, 2002 and it has not had a material impact on its consolidated financial position or results of operations.

	In August 2001, the Financial Accounting
Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets"
("SFAS No. 144").  SFAS No. 144 Supersedes SFAS No.
121, and provides for the use of probability weighted cash flow estimation in determining cash flows for the impairment of assets as well as establishing methods for accounting for assets to be disposed of other than by sale.
Crown adopted SFAS No. 144 on January 1, 2002 and it has not had a material impact on its consolidated financial position or results of operations.

	Crown will adopt Statement 143, "Accounting for
Asset Retirement Obligations" ("SFAS 143"), no later than January 1, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Crown is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS 143. The effect to Crown of adopting this standard, if any, has not yet been determined.

Item 3.	Quantitative and Qualitative Discussions about
Market Risk

Market Risk

As of March 31, 2002, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

Safe Harbor

The information set forth in this report includes
"forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section
21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections.
Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on form 10K for the year ended December 31, 2001.

	PART II - OTHER INFORMATION

Item 1. Legal Proceedings

United States Bankruptcy Court

	On March 8, 2002, CRC filed a voluntary
petition for protection under Chapter 11 of the United
States Bankruptcy Code in the Court . As part of the Bankruptcy CRC filed the Plan and a Disclosure
Statement with the Court on March 27, 2002. The Plan contemplates a restructuring of CRC's Debentures, which were due August 27, 2001 through an exchange of
outstanding Debentures, including any accrued interest thereon for the cash, Secured and Unsecured Notes and
Warrants.  See Note 3 above.   On April 24, 2002, the
Court set May 24, 2002 as the final date for receiving ballots to accept or reject the Plan from creditors and shareholders entitled to vote on the Plan. The Court also set May 30, 2002 as the date for a combined hearing on the adequacy of the Disclosure Statement and a
confirmation of the Plan. If the Court confirms the Plan,
the Plan becomes a legally binding agreement between
CRC and its creditors and shareholders.   There can be no
assurance given that the creditors or shareholders will approve the Plan, nor that the Court will confirm the Plan as filed, if at all. If the Court does not confirm the Plan, there can be no assurance that Crown will have sufficient funds to continue as a going concern, to restructure the Debentures on acceptable terms or continue operations. If the Court does not confirm the Plan, Crown may be forced to liquidate its assets under Chapter 7 of the U.S. Bankruptcy Code and to cease operations.

Department of the Interior

In May 2000, the Okanogan Highlands Alliance,
Washington Environmental Council, Kettle Range
Conservation Group, the Confederated Tribes for the
Colville Reservation and the Colville Indian
Environmental Protection Alliance (collectively the
"Plaintiffs") filed a protest of the patent application for the grandfathered Project lode claims. The Plaintiffs' protest was filed in the Washington/Oregon State Bureau of Land Management office. The Department of the Interior has invited Newmont and/or Crown to submit a response to the protest, but has not set a date for such response or a time frame for the resolution of the protest.
Crown is considering filing a response to this protest.

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

	On March 8, 2002 Crown Resources
Corporation announced it has voluntarily filed a petition under Chapter 11 of the United States
Bankruptcy Code with the United States Bankruptcy court for the District of Colorado. This action was taken after the Board of Directors authorized the filing of the Petition by unanimous vote.


Exhibits
None





  	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CROWN RESOURCES CORPORATION


May 15 2002       	         by: /s/ James R. Maronick

Date                                     James R. Maronick
                                            Vice President - Finance
                                             Principal Financial and
                                             Accounting Officer)



























	INDEX TO EXHIBITS


Exhibit
Number 	Description			   Page No.
none


13