Form 10-Q
period 2002-06-30
CROWN RESOURCES CORP
filed 2002-08-14
CIK 841555

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-Q

                           (Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended       June 30, 2002

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

     Shares outstanding as of July 22, 2002: approximately
3,133,000 shares of common stock, $0.01 par value.

                        TABLE OF CONTENTS



                                                           Page
PART I - FINANCIAL INFORMATION

  Item 1    Consolidated Financial Statements  . . . . . . . . . . . . . .3

  Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations. 12

  Item 3    Quantitative and Qualitative  Discussions about Market
Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . 16

  Item 2   Changes in Securities . . . . . . . . . . . . . . . 16

  Item 3   Defaults Upon Senior Securities . . . . . . . . . . 17

  Item 4   Submission of Matters to a Vote
               of Security Holders . . . . . . . . . . . . . . 17

  Item 5   Other Information . . . . . . . . . . . . . . . . . 17

  Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18




















                          PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CROWN RESOURCES CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                    (Unaudited)
(in thousands, except
 per share amounts)                    June 30,         December 31,
                                        2002                  2001
                                     Assets
Current assets:
  Cash and cash equivalents            $1,876             $   110
  Escrowed  cash, secured notes
                                           -                3,263
  Restricted short-term investments        79                  79
  Prepaid expenses and other               82                 102
    Total current assets                2,037               3,554
Mineral properties, net                14,452              14,363
Other assets:
  Equity in unconsolidated subsidiary   3,001               3,291
  Other                                    54                  57
    Total other assets                  3,055               3,348
                                      $19,544             $21,265

                      Liabilities and Stockholders' Equity
Current liabilities:
 Current liabilities:
   Accounts payable                   $   297             $   153
   Convertible debentures                  -               15,000
   Current portion of long-term debt       50                  68
   Convertible senior notes payable,
       net of discount                     -                2,341
   Convertible senior notes payable,
       related party, net of discount      -                  893
   Accrued interest payable               105                 812
 Total current liabilities                452              19,267
Long-term liabilities
  Convertible senior notes payable,
       net of discounts                    37                  -
  Convertible senior notes payable,
       related party, net of discounts     15                  -
  Convertible secured notes payable,
       net of discount                    757                  -
  Convertible subordinated notes
       payable                          4,000                  -
  Long-term note payable         147        148
  Deferred taxes                        3,334                  -
Total long-term liabilities    8,290        148
Stockholders' equity:
  Preferred stock, $0.01 par value         -                   -
  Common stock, $0.01 par value            28                 146
  Additional paid-in capital           38,746              35,429
  Accumulated deficit                 (27,952)            (33,644)
  Accumulated other comprehensive
       loss                               (20)                (81)
Total stockholders equity              10,802               1,850
                                      $19,544             $21,265

See Notes to Consolidated Financial Statements.







                                   CROWN RESOURCES CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
   (Unaudited)

                                        Three months ended                  Six months ended
(in thousands, except per                     June 30,                         June 30,

 share amounts)                         2002              2001             2002              2001

Revenues:
  Gain on sale of assets and
      mineral properties            $        -      $        -         $      -          $    210
  Interest income                             9               5               10               17
    Total revenues                            9               5               10              227
Costs and expenses:
  Exploration expense                        -                2               -                 2
  Depreciation, depletion and
      amortization                            1               3                3                7
  General and administrative                 65             167              191              292
  Interest expense                           85             242              365              485
  Other, net                                 -               13               -                13
    Total costs and expenses                151             427              559              799
Operating loss                             (142)           (422)            (549)            (572)
Equity in loss of unconsolidated
      subsidiary                           (180)           (243)            (376)            (463)
Loss before reorganization costs           (322)           (665)            (925)          (1,035)
Reorganization costs                        370              -               370               -
Loss before income taxes and
      extraordinary item                   (692)           (665)          (1,295)          (1,035)
Income tax benefit                           63              -                63               -
Loss before extraordinary item             (629)           (665)          (1,232)          (1,035)
  Gain on discharge of convertible debentures,
    net of deferred tax                   6,924              -             6,924               -
Net income (loss)                        $6,295          $ (665)         $ 5,692          $(1,035)
Basic and diluted net loss per common and common
  equivalent share before extraordinary
        item                             $(0.21)         $(0.23)         $(0.42)          $(0.36)
Extraordinary item                         2.37              -             2.36               -
Basic and diluted net income (loss) per common
  and common equivalent share            $ 2.16          $(0.23)         $ 1.94           $(0.36)
Weighted average number of common and
 common equivalent shares outstanding     2,920           2,910           2,934            2,910















See Notes to Consolidated Financial Statements.


                                    CROWN RESOURCES CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                            Six months ended June 30,
    (in thousands)                           2002                     2001
    Operating activities:
      Net income (loss)                    $5,692                 $(1,035)
      Adjustments:
        Depreciation, depletion &
           amortization                        56                      58
        Common stock issued for interest       47                      -
        Gain on asset sales                    -                     (197)
        Equity in loss of unconsolidated
           subsidiary                         376                     463
        Deferred income taxes                 (63)                     -
        Extraordinary gain on discharge of
           convertible debentures          (6,924)                     -
      Changes in operating assets and liabilities:
        Prepaid expenses and other current
           assets                              (1)                     55
        Accounts payable and other current
           liabilities                        408                     (45)
          Net cash used in operating
           activities                        (409)                   (701)

    Investing activities:
      Increase in other assets                 -                       (3)
     Additions to mineral properties         (89)                     (13)
          Net cash used in investing
           activities                        (89)                     (16)

    Financing activities:
      Payment on long-term debt              (20)                      -
      Payment on discharge of convertible
           debentures                     (1,000)                      -
      Cash released from secured
           notes escrow                    3,284                       -
          Net cash provided by financing
           activities                      2,264                      -

    Net increase (decrease) in cash and
           cash equivalents                1,766                    (717)
    Cash and cash equivalents, beginning
           of period                         110                     971
    Cash and cash equivalents, end
       of period                           $1,876                 $   254

Supplemental disclosure of cash flow information:
  Cash paid during the period for
       interest                            $     -                $   432
  Non-cash issuance of securities on discharge
    of convertible debentures:
      Secured notes payable                   2,000                    -
      Subordinated notes payable              4,000                    -
      Fair value of warrants                    286






See Notes to Consolidated Financial Statements.




                  CROWN RESOURCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   Accounting Policies

  General
       The accompanying consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three and six months ended June 30, 2002 and 2001 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

  In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, amendment of FASB Statement 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 affects the accounting for gains and losses from extinguishment of debt, intangible assets of motor carriers and certain lease transactions. SFAS 145 requires gains or loss from extinguishment of debt to be reported as either ordinary income or loss or as extraordinary income or loss in accordance with APB 30. Crown will adopt SFAS No. 145 on January 1, 2003 and it is not expected to have a material impact on its consolidated financial position or results of operations.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for
Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of the adoption of this statement.


2.     Corporate Reorganization

  On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy CRC filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 27, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). As part of the Plan, Crown restructured its existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring required an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration to be proportionally distributed to each Debenture holder:

  (i)  $1,000,000 in cash;
   (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share. The Secured Notes are pari-passu to and have essentially the same terms as the Senior Notes, discussed below, including a 10% interest rate payable in cash or common stock at CRC's option, and a maturity date of October 2006. The number of shares of common stock paid for interest, will be calculated based the stated interest rate for the period divided by the conversion price of $0.35 per share.
  (iii) Warrants, which entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of CRC common stock at an exercise price of $0.75 per share. The warrants expire in October 2006;
  (iv) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of CRC at $0.75 per share. The Unsecured Notes pay interest at 10% in stock or cash at CRC's option, and mature on the same date as the Secured Notes. The number of shares of common stock paid for interest, will be calculated based the stated interest rate for the period divided by the conversion price of $0.75 per share.


  In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1 million to the Disbursing Agent. The Disbursing Agent will issue cash, Secured Notes, Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants to each Debenture holder who presents a valid Debenture certificate. Pending presentation of Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes will be paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes or warrants will revert to Crown.

  The Plan provided that all other liabilities of CRC and Crown would be paid in the normal course.

  As part of the Plan Crown recorded a one for five reverse
split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured Notes and the related warrants. Crown also cancelled its existing Preferred Stock, held by a wholly-owned subsidiary, which had previously been eliminated in consolidation. The Plan contemplates that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of
the common stock.   The Plan also approved the 2002 Crown Stock
Option Plan (the "Option Plan") as of the Effective Date. The Option Plan provides for the Board of Directors to issue stock option grants for a maximum of 5 million shares. The grants may be made by the Board of Directors to employees, consultants and members of Crown's Board of Directors.

  As part of the Plan, Crown filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

  While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of the assets of Crown immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, Crown will not adopt fresh start reporting and will continue to recognize its historical basis of accounting.





3.     Long-term debt

Senior Notes
  In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Crown used $1,000,000 of the proceeds to pay the cash component of the Debenture restructuring discussed in Note 2 above. Crown expects to use the remaining proceeds to initiate permitting on its Crown Jewel Project in the state of Washington and for general corporate purposes. The Senior Notes are secured by all of the assets of Crown on a pari-passu basis with the Secured Notes. The assets consist primarily of Crown's interest in the Crown Jewel Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado, whose assets consist primarily of a 41.2% equity interest in Solitario Resources Corporation ("Solitario").

  The Senior Notes have a five-year term and carry a 10%
interest rate, payable quarterly in cash or Crown common stock at the conversion price of $0.35 per share at the election of Crown. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share, subject to
adjustment.   Solitario also invested in a separate Senior Note,
(referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants.

  On October 19, 2001, the warrants described above had an estimated value of $379,000, which was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This warrant discount will be amortized over the life of the Senior
Notes and charged as interest expense.  See Interest below.

  Under generally accepted accounting principals, any intrinsic value of the conversion feature (market price of the stock less the effective conversion price) of the Senior Notes must also be recorded as a discount to the Senior Notes. At October 19, 2001, there was no intrinsic value associated with the conversion feature of the Senior Notes and no discount was recorded thereon. However, when the Bankruptcy Court approved the Plan of Crown on May 30, 2002, the terms of the Senior Notes were effectively changed, since the conversion price remained unchanged despite the 1 for 5 reverse split required by the Plan. Based upon these revised terms, the intrinsic value of the conversion feature of the Senior Notes as of their issuance date was $3,221,000. Effective May 30, 2002, this amount has been recorded as a discount to the Senior Notes and credited to additional paid-in capital. This conversion feature discount will be amortized over the remaining life of the Senior Notes as of May 30, 2002 and charged as interest expense. See Interest below.

A summary of the Senior Notes at June 30, 2002 is as follows:

                                       Related         Other        Total Senior
                                        Party          Senior           Notes
                                      Notes          Notes          Payable
Face amount of Senior Notes        $ 1,000,000     $ 2,600,000    $  3,600,000
Unamortized warrant discount           (96,000)       (234,000)       (330,000)
Unamortized conversion feature
  discount                            (889,000)     (2,329,000)     (3,218,000)
  Senior Notes balance             $    15,000     $    37,000    $     52,000

Secured Notes
     As noted above in Note 2, Crown issued $2,000,000 in 10% convertible Secured Notes as part of the Debenture restructuring. The Secured Notes carry a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Secured notes mature in October 2006 and are convertible into Crown common shares at $0.35 per share. The Secured Notes are secured by all of the Assets of Crown on a pari-passu basis with the Senior Notes. Crown also recorded a discount to the Secured Notes for the intrinsic value of the conversion feature on May 30, 2002 of $1,257,000 and credited additional paid-in capital for that amount. This conversion feature discount will be amortized over the remaining life of the Secured Notes as of May 30, 2002 and charged as interest expense. See Interest below.

A summary of the Secured Notes at June 30, 2002 is as follows:

     Face amount of Secured Notes              $ 2,000,000
     Unamortized conversion feature discount    (1,243,000)
       Secured Notes balance                   $   757,000

Subordinated Notes
     As noted above in Note 2, Crown issued $4,000,000 in 10% convertible Subordinated Notes as part of the Debenture restructuring. The Subordinated Notes carry a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at election of Crown. The Subordinated Notes mature in October 2006 and are convertible into Crown common shares at $0.75 per share. The conversion feature of the Subordinated Notes had no intrinsic value on the issuance date and accordingly, there was no discount recorded thereon. See Interest below.

Interest
     All of the above noted discounts are being amortized to interest expense over the respective terms of the underlying instruments. Under generally accepted accounting principals, the discount amortization is computed using the interest method, so as to result in a constant rate of interest related to the discounts over the term of the Note.

     Crown may pay interest in Crown common shares, at its election on the Senior Notes, the Secured Notes and the Subordinated Notes. The number of shares paid will be determined by dividing the interest accrued and payable on an interest payment date by the conversion price of $0.35 for the Senior Notes, $0.35 for the Secured Notes and $0.75 for the Subordinated Notes. Crown accrues interest at the nominal rate of 10% during the period the notes are outstanding. For interest paid in Crown common shares, interest expense is adjusted on the interest payment date to the market value of the common shares issued on that date.


Crown recorded the following amounts to interest expense related to long-term debt:

(in thousands)                Three months ended            Six months ended
                               June 30, 2002              June 30, 2002
                                     Subor-                             Subor-
                  Senior  Secured    dinated         Senior   Secured   dinated
                  Notes    Notes       Notes   Total  Notes     Notes    Notes   Total
Notes             $  19   $  10       $  21    $  50  $  49    $  10     $  21   $  80
Warrant discount     17      -           -        17     36       -         -       36
Conversion feature
 discount             4      14          -        18      4       14        -       18
  Total           $  40    $ 24       $  21     $ 85  $  89     $ 24     $  21    $134
Convertible debentures
 and other long term
 debt                                             -                                231
  Total interest expense                        $ 85                              $365



4.   Investment in Unconsolidated Subsidiary

     Crown accounts for its investment in Solitario Resources Corporation, ("Solitario") under the equity method. The market value of Crown's 9,633,585 shares of Solitario was $4,447,000 at June 30, 2002. Unaudited Condensed financial information of Solitario is as follows:

Balance Sheets
                         June 30,           December 31,
(in thousands)              2002                 2001
Assets
Current assets         $  2,394              $  3,168
Mineral properties(net)   3,743                 3,693
Other                     1,231                 1,242
  Total assets         $  7,368              $  8,103

Liabilities and stockholders' equity
Current liabilities    $     75              $    106
Stockholders' equity      7,293                 7,997
  Total liabilities and
   stockholders' equity$  7,368             $   8,103

Statements of Operations
(in thousands)
           Three months ended June 30,  Six months ended June 30,
               2002         2001           2002          2001
Revenues    $    25      $    63        $     99      $  150
Costs and
 expenses       455          653           1,012       1,275
Net loss    $  (430)    $   (590)        $  (913)  $  (1,125)







5.   Comprehensive Loss

The following represents comprehensive income (loss) and its components:

(in thousands)

            Three months ended June 30,  Six months ended June 30,
               2002         2001          2002           2001
Net income
  (loss)    $6,295        $ (665)        $5,692      $ (1,035)
Unrealized
 income on
  marketable
  equity
  securities    25             7             61            -
Comprehensive
  income
  (loss)    $6,320         $ (658)       $5,753      $ (1,035)


6.   Related Party Transactions

     Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns 41% of Solitario Resources Corporation ("Solitario"). Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999 and December 2000. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Management service fees paid by Solitario were $128,000 and $146,000 for the three months ended June 30, 2002 and 2001, respectively and $260,000 and $301,000 for the six months ended June 30, 2002 and 2001, respectively.

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

     In October 2001, Solitario invested in two Secured Notes, which totaled $1,000,000 of the $3,600,000 principal amount of Secured Notes issued. See Notes 2 and 3 above. The proceeds of $350,000 from the first note (the "Solitario Note") were delivered to Crown. The proceeds from the second note from Solitario, and the remaining Secured Notes of $2,600,000 or $3,250,000 in total, were placed in escrow pending the outcome of Crown's Bankruptcy.
In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. Crown's Plan was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest were released to Crown on the Effective Date. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction on the Escrowed Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders.

     Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are
each stockholders of Crown (the "Signing Shareholders").   Pursuant
to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of June 30, 2002, the Signing Shareholders collectively held 84,070 shares or approximately 2.8% of the outstanding shares of Crown. As of June 30, 2002, Solitario owns 28,023 shares of Crown common stock, received as interest on its Senior Notes, has warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

7.   Income taxes

     Crown accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

     In connection with the corporate reorganization, Crown has recorded an extraordinary gain from the discharge of convertible debentures of $8,684,000 before income taxes. This gain will be completely offset by the utilization of Crown's net operating loss carry overs and, accordingly, Crown will have no current income tax liability associated therewith.

     Also in connection with the corporate reorganization, Crown will undergo an ownership change within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of Crown to use its remaining net operating losses and credits will be subject to an annual limitation based on the product of the market value of Crown immediately before reorganization multiplied by the federal long-term tax exempt bond rate. Based upon that computation, Crown has estimated that its available net operating loss deduction will be limited to approximately $120,000 per year for the next 20 years. As a result of this reduction in available net operating losses, Crown estimates that its deferred tax liabilities will exceed its realizable deferred tax assets by $3,334,000 at June 30, 2002. This amount has been recorded as a deferred tax liability at June 30, 2002, as follows: (i)$1,637,000 has been charged to additional paid in capital related to the discounts to long term debt, discussed above in Note 3; (ii) $1,760,000 has been treated as a reduction of the extraordinary gain noted above; and (iii) $63,000 has been recorded as a deferred tax benefit for the three and six months ended June 30, 2002 related to the book losses since the Effective Date which are offset by remaining net operating losses.

Stockholders' equity

     As part of the Plan Crown recorded a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the
related warrants.   All prior period share and per-share amounts
have been restated to account for the reverse split. Any shareholder on the Effective Date who held less than 500 shares of Crown common stock received no post-split shares. Crown cancelled its existing Preferred Stock, held by a wholly-owned subsidiary, which had previously been eliminated in consolidation. The Plan contemplates that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock.

     The Plan also approved the 2002 Crown Stock Option Plan (the "Option Plan") as of the Effective Date. The Option Plan provides for the Board of Directors to issue stock option grants for a maximum of 5 million shares. The grants may be made by the Board of Directors to employees, consultants and members of Crown's Board of Directors.

     Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are
each stockholders of Crown (the "Signing Shareholders").   Pursuant
to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of June 30, 2002, the Signing Shareholders collectively held 84,070 shares or approximately 2.8% of the outstanding shares of Crown.

     The computation of diluted loss per share before extraordinary item for the three and six months ended June 30, 2002 and 2001 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary item.
In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary item.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of Crown for the years ended December 31, 2001, 2000 and 1999, and Management's Discussion and Analysis contained in Crown's Annual Report on Form 10-K for the year ended December 31, 2001. All prior period per share amounts have been adjusted to account for the one for five reverse split in accordance with the Plan. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Results of Operations
For the three months ended June 30, 2002
Ongoing operations:
     Crown had a net loss before extraordinary item of $629,000 or $0.21 per share, for the second quarter of 2002 compared with a loss of $665,000, or $0.23 per share, for the second quarter of 2001. The increase in the loss was primarily the result of reorganization costs incurred during the second quarter of 2002 related to the Bankruptcy, mitigated by a reduction in general and administrative and interest expenses during 2002 compared to 2001.

     Total revenues from interest income for the second quarter of 2002 were $9,000 compared with $5,000 for prior year quarter. An increase in cash balances, related to the Senior Note financing completed in October 2001 accounted for the increase.

     Crown had no active exploration projects during the second quarter of 2002 or 2001 and recorded $2,000 of exploration expense during 2001. General and administrative expenses were reduced to $65,000 during the second quarter of 2002 from $167,000 in the comparable quarter of 2001. Crown focused administrative efforts during the quarter on the Bankruptcy, and when coupled with reduced exploration, permitting and development activities, this resulted in lower legal, travel, and shareholder relations expenses. Interest expense was $85,000 for the second quarter of 2002 compared to $242,000 in the year earlier quarter. Upon filing of the Bankruptcy, Crown no longer accrued interest on its Debentures, which was the entire amount of the interest expense in the prior year. This reduction was offset by interest expense charged on the Senior Notes, issued in October 2001 and the Secured Notes and Subordinated Notes issued in June of 2002. The second quarter 2002 interest expense includes non-cash amortization of warrant and
conversion feature discounts of $35,000.   See Note 3 in the notes
to the consolidated financial statements.

     Crown recorded $180,000 of equity in loss of unconsolidated subsidiary, related to Solitario, during the second quarter of 2002 compared to $243,000 during the second quarter of 2001. The decrease in the loss from Solitario was the result of Solitario's reduced exploration activities during 2002 compared to 2001 resulting in lower exploration and general and administrative expenses during 2002 compared to the same period of 2001.

     A deferred tax benefit of $63,000 was recorded during the second quarter of 2002 related to the losses incurred by Crown from the Effective Date. Prior to that date, Crown had provided a valuation allowance for the excess of its deferred tax assets over its deferred tax liabilities. On the Effective Date, the availability of Crown's deferred tax assets, consisting primarily of net operating and capital loss carry forwards were limited by the provisions of section 382 of the Internal Revenue Code as a result of a change in control. The reduction in the deferred tax asset, coupled with additional deferred tax liabilities recorded in connection with the discounts to the Senior Notes and the Secured Notes, has resulted in a net deferred tax liability of $3,397,000. Of this amount, $1,760,000 which was recorded as the tax effect of the extraordinary gain on extinguishment of debt and the balance, $1,637,000 charged to additional paid in capital. See Note 7 in the notes to the consolidated financial statements.

Reorganization and Bankruptcy:
     Crown recorded reorganization costs of $370,000 during the second quarter of 2002 related to the Bankruptcy. These costs consisted of legal, accounting and consulting expenses. Crown recorded a net extraordinary gain of $6,954,000 on the extinguishment of debt in connection with the exchange of the Debentures. See Notes 2 and 7 in the notes to the consolidated financial statements. The transaction is detailed below (in thousands):

     Debt extinguished:
       Debentures                            $15,000
       Plus accrued interest                     970
         Total debt extinguished              15,970
     Assets exchanged for Debentures:
       Cash                                    1,000
       Secured Notes                           2,000
       Subordinated Notes                      4,000
       Warrants, at fair market on date
        of issuance                              286
         Total Assets exchanged for
          Debentures                           7,286
     Gross gain from extinguishment
       of debt                                 8,684
     Less deferred taxes                      (1,760)
     Extraordinary gain on extinguishment
      of debt                               $  6,924

For the six months ended June 30, 2002

     Crown had a loss before extraordinary gain of $1,232,000 or $0.42 per share for the six months ended June 30, 2002 compared to a loss of $1,035,000 or $0.36 per share for the six months ended June 30, 2001. The increased loss is primarily related to a gain recorded on the sale Judith Gold of $200,000 during the first half of 2001.

     Revenues for the first six months of 2002 were $10,000 compared to $227,000 for the first half of 2001. In January 2001 Crown exchanged 100% of the shares of its wholly owned subsidiary, Judith Gold Corporation for 200,000 shares of Canyon Resources Corporation ("Canyon") common stock, valued at $213,000. As Crown had fully amortized its holdings in Judith, and recorded a gain on the sale of Judith, net of expenses, of $210,000 related to the transaction. Interest income was reduced to $10,000 in 2002 from $17,000 in the first half of 2001 as a result of lower average cash balances during the first half of 2002 and lower interest rates earned on those balances.

     General and administrative costs were reduced to $191,000 during the first six months of 2002 compared to $292,000 during the first six months of 2001 as a result of reduced legal travel and shareholder relation expenses as management focused on the Bankruptcy. Crown's equity in the loss of Solitario was reduced to $376,000 for the six months ended June 30, 2002 compared to $463,000 for the first half of 2001 as Solitario reduced its exploration activities and related general and administrative expenses. Interest expense was $365,000 for the second half of 2002 compared to $485,000 in the six months ended June 30, 2001. Upon filing of the Bankruptcy, Crown no longer accrued interest on its Debentures, which represented $242,000 of the interest expense in the prior year. This reduction was offset by interest expense charged on the Senior Notes, issued in October 2001 and the Secured Notes and Subordinated Notes issued in June of 2002. The interest expense for the six months ended June 30, 2002 includes non-cash amortization of warrant and conversion feature discounts of $54,000. See Note 3 in the notes to the consolidated financial statements.

Liquidity and Capital Resources

     During the six months ended June 31, 2002, Crown spent $89,000 for net additions to mineral property costs primarily related to operations and maintenance costs at its Crown Jewel Project compared to $13,000 in the first half of 2001. As Crown has emerged from the Bankruptcy the primary focus will be toward the permitting of the Crown Jewel. Crown has estimated it will spend approximately $775,000 on permitting and development costs at the Crown Jewel project in the second half of 2002. The estimated permitting costs are dependent on several factors including many that are beyond the control of Crown, see Crown Jewel Permitting below.

     Cash and cash equivalents amounted to $1,876,000 at June 30, 2002. These funds are generally invested in short-term interest-bearing deposits and securities.

     The long-term funding and operating results of Crown continue to be largely dependent on permitting and successful commencement of commercial production at the Crown Jewel project (the
"Project"). There can be no assurance that Crown will be able to obtain long-term financing on acceptable terms if at all.

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

     Crown is evaluating alternatives to the on-site mine and processing facility in the MRA report. These include the sale or joint-venture of the Project, the purchase or joint-venture of an off-site processing facility or a toll milling operation. The effect any of these potential alternatives may have to the permitting and or ultimate development of the Crown Jewel deposit cannot be estimated at this time.

     Additionally, uncertainties exist with respect to the timing of commercial production at the Project, as well as the potential fluctuation in gold prices, which could have a material effect upon Crown's ability to fund its operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to Crown, if at all.

Critical Accounting Policies

     On March 8, 2002, CRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the
District of Colorado (the "Court").    In connection with the
Bankruptcy, Crown reported in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", ("SOP 90-7") from March 8, 2002 through May 30, 2002. SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheet and (ii) the identification of all transactions that are directly associated with the reorganization in the consolidated statement of operations. On May 30, 2002, the Court entered an order confirming Crown's Plan of Reorganization dated as of March 27, 2002 (the "Plan"). The Plan became effective on June 11, 2002 (the "Effective Date").

     Crown reported the gain on the extinguishment of debt on the Debentures as extraordinary, net of deferred taxes, in accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt."


     Crown reported recently issued convertible debt and warrants, discussed below in Notes 2 and 3, in accordance with guidance supplied by Emerging Issues Task Force Abstract 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5") and EITF No. 00-27 "Application of Issue 98-05 to Certain Convertible Instruments." Under EITF No. 98-5, the fair value of any detachable warrants are recorded as discount to the debt instrument and recorded as an increase in equity at the time of issuance. EITF No. 98-5 and No. 00-27 also require that the intrinsic value of any beneficial conversion features, represented by the difference between (a) the market price of the underlying convertible securities may be converted into and (b) the conversion price, be recorded as a discount to the convertible security and recorded as
an increase in equity at the time of issuance.   Furthermore, EITF
No. 98-5 and No. 00-27 require the discount for any contingent beneficial conversion feature, be calculated at the time of issuance of the convertible security and recognized at the date the contingency is resolved. Additionally, any discount is amortized to interest expense over the life of the underlying security and if a convertible security is converted or a warrant is exercised prior to the end of the term of the term of the security, any unamortized discount is charged to interest expense at the time of conversion or exercise.




Contractual Obligations and Commercial Commitments

     Crown's long-term debts include Senior Notes, Secured Notes and Subordinated Notes (collectively "the Notes"), all due October 2006. The Notes carry a 10% interest rate, payable quarterly. Crown currently estimates that it will elect to pay all interest in Crown common shares rather than cash for the foreseeable future. Accordingly, Crown does not expect to pay
any cash on these notes prior to maturity.   However, there can
be no assurance that Crown will have the liquidity to pay these Notes upon maturity.

The following table illustrates the potential dilution from the conversion of the notes, and warrants and as of June 30, 2002:

                Outstanding  Senior   Senior   Secured     Subord-    Warrants  Total
Shares
                   common   Escrowed Solitario  Notes      inated
                    stock    Notes      Note                Notes
Outstanding
 balance         2,912,081 $3,250,000 $350,000  $2,000,000  $4,000,000  16,200,000
Conversion price    n/a       $0.35    $0.2916     $0.35       $0.75        n/a
Fully diluted
 shares          2,912,081  9,285,714  1,200,000 5,714,285   5,333,334  16,200,000
40,645,414
Percentages         7.1%       22.8%      3.0%      14.1%      13.1%      39.9%
100%


Crown has budgeted approximately $775,000 for permitting costs at its Crown Jewel project for the final six months of 2002. See Crown Jewel permitting above.

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

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, amendment of FASB Statement 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 affects the accounting for gains and losses from extinguishment of debt, intangible assets of motor carriers and certain lease transactions. SFAS 145 requires gains or loss from extinguishment of debt to be reported as either ordinary income or loss or as extraordinary income or loss in accordance with APB 30. Crown will adopt SFAS No. 145 on January 1, 2003 and it has not expected to have a material impact on its consolidated financial position or results of operations.


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of the adoption of this statement.

Item 3.   Quantitative and Qualitative Discussions about Market
Risk

Market Risk

As of June 30, 2002, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual
Report on Form 10-K for the year ended December 31, 2001.

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







                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

United States Bankruptcy Court

          On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the Court . As part of the Bankruptcy CRC filed the Plan and a Disclosure Statement with the Court on March 27, 2002. The Court entered an order confirming the Plan on May 30, 2002. The Plan became effective on June 11, 2002. Under the Plan, Crown has restructured CRC's Debentures, which were due August 27, 2001 through an exchange of outstanding Debentures, including any accrued interest thereon for the cash, Secured and Subordinated Notes and Warrants. See Note 2 to the consolidated financial statements.

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

Item 2. Changes in Securities

     Under the Plan, Crown effected a one for five reverse split of all holders of its common stock in excess of 500 shares. Any holder of pre-confirmation shares of less than 500 shares received no distribution under the Plan. The outstanding shares prior to the reverse split were 15,037,725. Crown has estimated the number of shares to be issued under the Plan as of the Effective Date to be 2,776,174 shares based upon the conversion of holders of 500 shares or more from the Effective Date through July 20, 2002. The exact number of shares to be issued will not be known until all accounts held by brokerage firms reply to the Depository Trust Company, which holds all street name shares for brokers and institutional shareholders, specifying the number of shares to be converted.

     Under the Plan, CRC cancelled its outstanding Preferred shares as of the Effective Date. The Preferred shares had been held by a wholly-owned subsidiary and were eliminated in consolidation.

     On June 12, 2002, Crown granted options to purchase a total of 3,375,000 shares of its common stock at an exercise price of $0.40 per share, the closing price of Crown as quoted on the Over the Counter Bulletin Board, where Crown's shares trade. The options were granted pursuant to the Crown Resources Corporation 2002 Stock Option Plan (the "Stock Option Plan"), which was approved as part of the Plan. The Stock Option Plan provides for a total of 5,000,000 shares which were approved pursuant to an exemption under section 1145 of the United States Bankruptcy Code.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 14 of this Report are included as a part of this Form 10-Q.

(b)  Reports on Form 8-K:

     On May 31, 2002, Crown Resources Corporation announced its
Plan of Reorganization to emerge from Chapter 11 Bankruptcy has been confirmed by the United States Bankruptcy Court for the District of Colorado on May 30, 2002.

Exhibits

99.1      Certification of President and Chief Executive
          Officer
99.2      Certification of Chief Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CROWN RESOURCES CORPORATION


August 14, 2002                   by: /s/ James R. Maronick
Date                                 James R. Maronick
                                      Vice President - Finance
                                         Principal Financial and
                                             Accounting Officer)


























                                  INDEX TO EXHIBITS


Exhibit
Number    Description                                  Page No.

99.1      Certification of President and Chief Executive
          Officer

99.2      Certification of Chief Financial Officer

Exhibit 99.1

                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Crown Resources Corporation (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher E. Herald, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sub section 1350, as adopted pursuant to sub section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Christopher E. Herald
Christopher E. Herald
President and Chief Executive Officer
August 14, 2002

                                                        Exhibit 99.2

                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Crown Resources Corporation (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Maronick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sub section 1350, as adopted pursuant to sub section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ James R. Maronick
James R. Maronick
Chief Financial Officer
August 14, 2002