Form 10-Q
period 2002-09-30
CROWN RESOURCES CORP
filed 2002-11-08
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17480

CROWN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	84-1097086 (I.R.S. Employer Identification No.

4251 Kipling St. Suite 390, Wheat Ridge, CO (Address of principal executive offices)	80033 (Zip Code)

(303) 534-1030 Registrant's telephone number, including area code

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	[X]	NO	[ ]

Indicate by checkmark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES	[X]	NO	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There are 3,851,162 shares of $0.01 par value common stock outstanding as of October 21, 2002.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except	September 30,	December 31,
per share amounts)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 1,439	$ 110
Escrowed cash, secured notes	-	3,263
Restricted short-term investments	79	79
Prepaid expenses and other	84	102
Total current assets	1,602	3,554
Mineral properties, net	14,543	14,363
Other assets:
Equity in unconsolidated subsidiary	2,912	3,291
Other	235	57
Total other assets	3,147	3,348
	$19,292	$21,265

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 55	$ 153
Convertible debentures	-	15,000
Current portion of long-term debt	50	68
Convertible senior notes payable, net of discount	-	2,341
Convertible senior notes payable, related party, net of discount	-	893
Accrued Interest payable	203	812
Total current liabilities	308	19,267
Long-term liabilities
Convertible senior notes payable, net of discounts	59	-
Convertible senior notes payable, related party, net of discounts	24	-
Convertible secured notes payable, net of discount	801	-
Convertible subordinated notes payable	4,000	-
Long-term note payable	147	148
Deferred taxes	3,190	-
Total long-term liabilities	8,221	148
Stockholders' equity:
Preferred stock, $0.01 par value	-	-
Common stock, $0.01 par value	31	29
Additional paid-in capital	38,885	35,546
Accumulated deficit	(28,234)	(33,644)
Accumulated other comprehensive gain (loss)	81	(81)
Total stockholders' equity	10,763	1,850
	$19,292	$21,265

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per		Three months ended	Nine months ended
share amounts)		September 30,	September 30,
2002		2001	2002	2001
Revenues:
Gain on sale of assets and mineral properties	$ 171	$ -	$ 171	$ 210
Interest income	20	2	30	19
Total Revenues	191	2	201	229
Costs and expenses:
Exploration expense	2	3	2	5
Depreciation, depletion and amortization	2	2	5	9
General and administrative	96	221	287	513
Interest expense	314	237	679	722
Other, net	-	(15)	-	(2)
Total costs and expenses	414	448	973	1,247
Operating loss	(223)	(446)	(772)	(1,018)
Equity in loss of unconsolidated subsidiary	(182)	(767)	(558)	(1,230)
Loss before reorganization costs	(405)	(1,213)	(1,330)	(2,248)
Reorganization costs	21	-	391	-
Loss before income taxes and extraordinary item	(426)	(1,213)	(1,721)	(2,248)
Income tax benefit	144	-	207	-
Loss before extraordinary item	(282)	(1,213)	(1,514)	(2,248)
Gain on discharge of convertible debentures,
net of deferred tax	-	-	6,924	-
Net income (loss)	$(282)	$(1,213)	$ 5,410	$(2,248)
Basic and diluted net loss per common and common
equivalent share before extraordinary item	$(0.09)	$ (0.42)	$ (0.49)	$ (0.77)
Extraordinary item	-	-	2.26	-
Basic and diluted net income (loss) per common
and common equivalent share	$(0.09)	$ (0.42)	$ 1.77	$ (0.77)
Weighted average number of common and
common equivalent shares outstanding	3,243	2,911	3,060	2,911

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)	Nine months ended September 30,
	2002	2001
Operating activities:
Net income (loss)	$ 5,410	$(2,248)
Adjustments:
Depreciation, depletion, and amortization	5	77
Common stock issued for interest	189	-
Amortization of note discounts	128	-
Gain on asset sales	(171)	(210)
Equity in loss of unconsolidated subsidiary	557	1,230
Deferred income taxes	(207)	-
Extraordinary gain on discharge of convertible debentures	(6,924)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3)	43
Accounts payable and other current liabilities	264	169
Net cash used in operating activities	(752)	(939)

Investing activities:
Increase in other assets	(3)	(6)
Proceeds from assets sales	-	210
Additions to mineral properties	(180)	(68)
Net cash used in investing activities	(183)	136

Financing activities:
Payment on long-term debt	(20)	-
Payment on discharge of convertible debentures	(1,000)	-
Cash released from secured notes escrow	3,284	-
Net cash provided by financing activities	2,264	-

Net increase (decrease) in cash and cash equivalents	1,329	(803)
Cash and cash equivalents, beginning of period	110	971
Cash and cash equivalents, end of period	$1,439	$ 168

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ 432
Non-cash issuance of securities on discharge
of convertible debentures:
Secured notes payable	2,000	-
Subordinated notes payable	4,000	-
Fair value of warrants	286	-
Securities received in payment for sale of mineral property	171	-

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies

  General

  The accompanying consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three and nine months ended September 30, 2002 and 2001 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of the adoption of this statement.

  Corporate Reorganization

On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy CRC filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 27, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). As part of the Plan, Crown restructured its existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which is to be proportionally distributed to each Debenture holder:

    $1,000,000 in cash;

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

In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1 million to the Disbursing Agent on the Effective Date. On October 2, 2002, the Disbursing Agent issued $789,000 in cash, $1,577,000 in Secured Notes, $3,155,000 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants entitling the holders of such Warrants to purchase 4,506,662 shares of CRC common stock to Debenture holders who had presented $11,830,000 in Debenture certificates. As of October 21, 2002, $3,170,000 in Debenture certificates have not been presented. Pending presentation of these $3,170,000 in Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes will be paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes or warrants will revert to Crown.

The Plan provided that all other liabilities of CRC and Crown would be paid in the normal course.

As part of the Plan Crown recorded a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one for five reverse split would receive no distribution. Crown also cancelled its existing Preferred Stock, held by a wholly-owned subsidiary, which had previously been eliminated in consolidation. The Plan contemplates that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock. The Plan also approved the 2002 Crown Stock Option Plan (the "Option Plan") as of the Effective Date. The Option Plan provides for the Board of Directors to issue stock option grants for a maximum of 5 million shares. The Board of Directors may make grants of options to employees, consultants and members of Crown's Board of Directors.

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

  Long-term debt

  Senior Notes

  In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Crown used $1,000,000 of the proceeds to pay the cash component of the Debenture restructuring discussed in Note 2 above. Crown expects to use the remaining proceeds to initiate permitting on its Buckhorn Mountain Project (formerly called the Crown Jewel Project) in the state of Washington and for general corporate purposes. The Senior Notes are secured by all of the assets of Crown on a pari-passu basis with the Secured Notes. The assets consist primarily of Crown's interest in the Buckhorn Mountain Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado, whose assets consist primarily of a 41.2% equity interest in Solitario Resources Corporation ("Solitario").

  The Senior Notes have a five-year term and carry a 10% interest rate, payable quarterly in cash or Crown common stock at the conversion prices of $0.35 and $0.2916 per share at the election of Crown. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share, subject to adjustment. Solitario also invested in a separate Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants.

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

  A summary of the Senior Notes at September 30, 2002 is as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$2,600,000	$3,600,000
Unamortized warrant discount	(91,000)	(221,000)	(312,000)
Unamortized conversion feature discount	(885,000)	(2,320,000)	(3,205,000)
Senior Notes balance	$ 24,000	$ 59,000	$ 83,000

  Secured Notes

  As discussed above in Note 2, Crown issued $2,000,000 in 10% convertible Secured Notes as part of the Debenture restructuring. The Secured Notes carry a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Secured notes mature in October 2006 and are convertible into Crown common shares at $0.35 per share. The Secured Notes are secured by all of the Assets of Crown on a pari-passu basis with the Senior Notes. Crown also recorded a discount to the Secured Notes for the intrinsic value of the conversion feature on May 30, 2002 of $1,257,000 and credited additional paid-in capital for that amount. This conversion feature discount will be amortized over the remaining life of the Secured Notes as of May 30, 2002 and charged as interest expense. See Interest below.

  A summary of the Secured Notes at September 30, 2002 is as follows:

  >
Face amount of Secured Notes	$ 2,000,000
Unamortized conversion feature discount	(1,199,000)
Secured Notes balance	$ 801,000

  Subordinated Notes

  As discussed above in Note 2, Crown issued $4,000,000 in 10% convertible Subordinated Notes as part of the Debenture restructuring. The Subordinated Notes carry a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at election of Crown. The Subordinated Notes mature in October 2006 and are convertible into Crown common shares at $0.75 per share. The conversion feature of the Subordinated Notes had no intrinsic value on the issuance date and accordingly, there was no discount recorded thereon. See Interest below.

  Interest

  All of the above noted discounts are being amortized to interest expense over the respective terms of the underlying instruments. Under generally accepted accounting principals, the discount amortization is computed using the interest method, so as to result in a constant rate of interest, related to the discounts, over the term of the Notes.

  Crown may pay interest in Crown common shares, at its election, on the Senior Notes, the Secured Notes and the Subordinated Notes. The number of shares paid will be determined by dividing the interest accrued and payable on an interest payment date by the conversion price of $0.35 for the Escrowed Notes, $0.2916 on the Solitario Note, $0.35 for the Secured Notes and $0.75 for the Subordinated Notes. Crown accrues interest at the nominal rate of 10% during the period the notes are outstanding. For interest paid in Crown common shares, interest expense is adjusted on the interest payment date to the market value of the common shares issued on that date.

  Crown recorded the following amounts to interest expense related to long-term debt:
(in thousands)	Three months ended				Nine months ended
September 30, 2002					September 30, 2002
			Subor-				Subor-
	Senior	Secured	dinated		Senior	Secured	dinated
	Notes	Notes	Notes	Total	Notes	Notes	Notes	Total
Notes	$103	$53	$83	$239	$152	$ 63	$104	$319
Warrant discount	18	-	-	18	54	-	-	54
Conversion feature discount	12	44	-	56	16	58	-	74
Total	$133	$97	$83	313	$222	$121	$104	447
Convertible debentures
and other long term debt				1				232
Total interest expense				$314				$679

  Investment in Unconsolidated Subsidiary

  Crown accounts for its investment in Solitario Resources Corporation, ("Solitario") under the equity method. The market value of Crown's 9,633,585 shares of Solitario was $2,808,000 at September 30, 2002. Unaudited condensed financial information of Solitario is as follows:
Balance Sheets	September 30,	December 31,
(in thousands)	2002	2001
Assets
Current assets	$2,173	$3,168
Mineral properties (net)	3,743	3,693
Other	1,218	1,242
Total assets	$7,134	$8,103
Liabilities and stockholders' equity
Current Liabilities	$ 60	$ 106
Stockholders' equity	7,074	7,997
Total liabilities and stockholders' equity	$7,134	$8,103
Statements of Operations	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2002	2001	2002	2001
Revenues	$ 44	$ 47	$ 100	$ 197
Costs and expenses	486	1,910	1,455	3,185
Net loss	$(442)	$(1,863)	$(1,355)	$(2,988)

  Comprehensive Loss

  The following represents comprehensive income (loss) and its components:
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2002	2001	2002	2001
Net income (loss)	$(282)	$(1,210)	$5,410	$(2,245)
Unrealized income on marketable equity securities
	101	-	162	-
Comprehensive income (loss)	$(181)	$(1,210)	$5,572	$(2,245)

  Related Party Transactions

  Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns 41.2% of Solitario Resources Corporation ("Solitario"). Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of between 25% and 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Management service fees paid by Solitario were $105,000 and $129,000 for the three months ended September 30, 2002 and 2001, respectively and $365,000 and $430,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

  Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each stockholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of September 30, 2002, the Signing Shareholders collectively held 295,420 shares or approximately 8.9% of the outstanding shares of Crown. As of September 30, 2002, Solitario owns 98,473 shares of Crown common stock, received as interest on its Senior Notes, has warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

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

  In connection with the corporate reorganization, Crown has recorded an extraordinary gain from the discharge of convertible debentures of $8,684,000 before income taxes. This gain will be completely offset by the utilization of Crown's net operating loss carryovers and, accordingly, Crown will have no current income tax liability associated therewith.

  Also in connection with the corporate reorganization, Crown will undergo an ownership change within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of Crown to use its remaining net operating losses and credits will be subject to an annual limitation based on the product of the market value of Crown immediately before reorganization multiplied by the federal long-term tax exempt bond rate. Based upon that computation, Crown has estimated that its available net operating loss deduction will be limited to approximately $120,000 per year for the next 20 years. As a result of this reduction in available net operating losses, Crown estimates that its deferred tax liabilities will exceed its realizable deferred tax assets by $3,190,000 at September 30, 2002. This amount has been recorded as a deferred tax liability at September 30, 2002, as follows: (i) $1,637,000 has been charged to additional paid in capital related to the discounts to long term debt, discussed above in Note 3; (ii) $1,760,000 has been treated as a reduction of the extraordinary gain noted above; and (iii) $207,000 has been recorded as a deferred tax benefit for nine months ended September 30, 2002 related to the book losses since the Effective Date which are offset by remaining net operating losses.

  Stockholders' equity

As part of the Plan, Crown recorded a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. All prior period share and per-share amounts have been restated to account for the reverse split. Any shareholder on the Effective Date who held less than 500 shares of Crown common stock was not entitled to receive a distribution under the Plan. Crown cancelled its existing Preferred Stock, held by a wholly-owned subsidiary, which had previously been eliminated in consolidation. The Plan contemplated that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock.

The Plan also approved the 2002 Crown Stock Option Plan (the "Option Plan") as of the Effective Date. The Option Plan provides for the Board of Directors to issue stock option grants for a maximum of 5 million shares. In July 2002, the Board of Directors granted 3,375,000 options to purchase Crown stock at $0.40, the market price on the date of grant.

Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario, who are each stockholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of September 30, 2002, the Signing Shareholders collectively held 295,420 shares or approximately 8.9% of the outstanding shares of Crown.

The computation of diluted loss per share before extraordinary item for the three and nine months ended September 30, 2002 and 2001 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary item. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary item.

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

Results of Operations

For the three months ended September 30, 2002

Crown had a net loss of $282,000 or $0.09 per share, for the third quarter of 2002 compared with a loss of $1,213,000, or $0.42 per share, for the third quarter of 2001. The reduction in the loss was primarily the result of a smaller loss at Solitario, which had a property write-down in the third quarter of 2001 and a gain on the sale of Crown's interest in the Cord Ranch property. Additionally, Crown also had reduced general and administrative costs during the third quarter of 2002 compared to 2001 and recognized a deferred tax benefit of $144,000 during 2002. These improvements were mitigated by increased non-cash interest expense of $314,000 in the third quarter of 2002 compared to $237,000 in the prior year quarter.

Total revenues from interest income for the third quarter of 2002 were $20,000 compared with $2,000 for prior year quarter. An increase in cash balances, related to the Senior Note financing completed in October 2001 accounted for the increase. Additionally, during the third quarter, Crown sold its remaining interest in its Cord Ranch mining lease to Royal Standard Minerals Corporation ("Royal Standard") in exchange for 1,000,000 shares of Royal Standard stock valued at $171,000. The proceeds were recorded as a gain on sale of mineral properties as Crown had previously written off the Cord Ranch lease interest.

Crown had no active exploration projects during the third quarter of 2002 or 2001; however Crown recorded exploration expense related to property care and maintenance of $2,000 during 2002 compared to $3,000 in the third quarter of 2001. General and administrative expenses were reduced to $96,000 during the third quarter of 2002 from $221,000 in the comparable quarter of 2001. Crown focused administrative efforts during the quarter on the permitting its Buckhorn Mountain Project as well as completing and implementing matters related to the Bankruptcy. Interest expense was $314,000 for the third quarter of 2002 compared to $237,000 in the year earlier quarter. Upon the Effective Date, Crown restructured its Debentures, by issuing both the Secured Notes and the Subordinated Notes. Accordingly, Crown's total outstanding debt was reduced from $15,000,000 in the prior year quarter to $9,600,000, from the Senior Notes, Secured Notes and Subordinated Notes as of September 30, 2002. No interest was accrued on the Debentures during the third quarter of 2002. This reduction was offset by interest expense charged on the Senior Notes, issued in October 2001 and the Secured Notes and Subordinated Notes issued in June of 2002. The third quarter 2002 interest expense includes non-cash amortization of warrant and conversion feature discounts of $74,000. See Note 3 in the notes to the consolidated financial statements.

Crown recorded $182,000 of equity in loss of unconsolidated subsidiary, related to Solitario, during the third quarter of 2002 compared to $767,000 during the third quarter of 2001. The decrease in the loss from Solitario was the result of Solitario's writing down certain mineral properties during the third quarter of 2001 as well as reduced exploration activities during 2002 compared to 2001 resulting in lower exploration and general and administrative expenses during 2002 compared to the same period of 2001.

A deferred tax benefit of $144,000 was recorded during the third quarter of 2002 related to the losses incurred by Crown from the Effective Date. Prior to that date, Crown had provided a valuation allowance for the excess of its deferred tax assets over its deferred tax liabilities. On the Effective Date, the availability of Crown's deferred tax assets, consisting primarily of net operating and capital loss carryforwards were limited by the provisions of section 382 of the Internal Revenue Code as a result of a change in control. The reduction in the deferred tax asset, coupled with additional deferred tax liabilities recorded in connection with the discounts to the Senior Notes and the Secured Notes, has resulted in a net deferred tax liability of $3,190,000 as of September 30, 2002. Of this amount, $1,760,000 which was recorded as the tax effect of the extraordinary gain on extinguishment of debt and the balance, $1,637,000 charged to additional paid in capital. See Note 7 in the notes to the consolidated financial statements.

For the nine months ended September 30, 2002

Crown had a loss before extraordinary gain of $1,514,000 or $0.49 per share for the nine months ended September 30, 2002 compared to a loss of $2,248,000 or $0.77 per share for the nine months ended September 30, 2001. The reduced loss is primarily related to a reduction in the Equity in loss of Solitario, reduced general and administrative expenses, and the recording of a deferred tax benefit during 2002. These improvements were offset by reorganization costs of $391,000 related to the Bankruptcy during 2002.

Revenues for the first nine months of 2002 were $201,000 compared to $229,000 for the first nine months of 2001. Interest income increased to $30,000 in 2002 from $19,000 in the first nine months of 2001as a result of increased average cash balances during the first nine months of 2002 offset partially by lower interest rates earned on those balances.

General and administrative costs were reduced to $287,000 during the first nine months of 2002 compared to $513,000 during the first nine months of 2001 as a result of reduced legal travel and shareholder relation expenses as management focused on the Bankruptcy. Crown's equity in the loss of Solitario was reduced to $558,000 for the nine months ended September 30, 2002 compared to $1,230,000 for the first nine months of 2001 as Solitario recorded mineral property write downs of $1,239,000 during the third quarter of 2001, with no similar write down in the third quarter of 2002. Additionally, Solitario reduced its exploration activities and related general and administrative expenses. Interest expense was $679,000 for the first nine months of 2002 compared to $722,000 in the nine months ended September 30, 2001. Upon the Effective Date, Crown eliminated accrued interest on its Debentures, which represented $242,000 of the interest expense in the prior year. This reduction was offset by interest expense charged on the Senior Notes, issued in October 2001 and the Secured Notes and Subordinated Notes issued in June of 2002. The interest expense for the nine months ended September 30, 2002 includes non-cash amortization of warrant and conversion feature discounts of $128,000. See Note 3 in the notes to the consolidated financial statements.

Reorganization and Bankruptcy

Crown recorded reorganization costs of $391,000 for the nine months ended September 30, 2002 related to the Bankruptcy. These costs consisted of legal, accounting and consulting expenses. Crown recorded a net extraordinary gain of $6,954,000 on the extinguishment of debt in connection with the exchange of the Debentures. See Notes 2 and 7 in the notes to the consolidated financial statements. The transaction is detailed below (in thousands):

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

Liquidity and Capital Resources

During the nine months ended September 30, 2002, Crown spent $180,000 for net additions to mineral property costs primarily related to permitting and maintenance costs at its Buckhorn Mountain Project compared to $68,000 in the first nine months of 2001. As Crown has emerged from the Bankruptcy the primary focus will be toward the permitting of the Buckhorn Mountain Project. Crown has estimated it will spend approximately $575,000 on permitting and development costs at the Buckhorn Mountain Project in the fourth quarter of 2002. The estimated permitting costs are dependent on several factors including many that are beyond the control of Crown. See Buckhorn Mountain Permitting below.

Cash and cash equivalents amounted to $1,439,000 at September 30, 2002. These funds are generally invested in short-term interest-bearing deposits and securities.

The long-term funding and operating results of Crown continue to be largely dependent on permitting and successful commencement of commercial production at the Buckhorn Mountain Project (the "Project"). There can be no assurance that Crown will be able to obtain long-term financing on acceptable terms if at all.

Buckhorn Mountain Project Permitting

The Final Environmental Impact Statement ("FEIS") on the Project was issued to the public in February 1997. In May of 1997, the United States Forest Service ("USFS") upheld the Record of Decision ("ROD") to approve the Project. In May 1997, an action was filed in U.S. District Court against the USFS appealing its decision to uphold the ROD. This action was dismissed on December 31, 1998. In January of 2000, the Pollution Control Hearings Board ("PCHB"), a state administrative tribunal, vacated the previously granted 401 Water Quality Permit for the Project issued by Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Project. On March 14, 2000, Newmont filed an appeal in Superior Court of the State of Washington for Okanogan County challenging the PCHB ruling. In light of the termination of the Crown Jewel Project Joint Venture and Crown's intention to permit a primarily underground mine, Crown will not pursue this action and Newmont has dropped its appeal. It is not known if other permits previously granted to the Project may be subject to review as a result of the PCHB ruling.

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

Crown is evaluating alternatives to the on-site mine and processing facility in the MRA report. These include the sale or joint-venture of the Project, the purchase or joint-venture of an off-site processing facility or a toll milling operation. The effect any of these potential alternatives may have to the permitting and or ultimate development of the Project deposit cannot be estimated at this time.

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

Crown reported recently issued convertible debt and warrants, discussed above in Notes 2 and 3 to the Consolidated Financial Statements, in accordance with guidance supplied by Emerging Issues Task Force Abstract 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5") and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." Under EITF No. 98-5, the fair value of any detachable warrants are recorded as discount to the debt instrument and recorded as an increase in equity at the time of issuance. EITF No. 98-5 and No. 00-27 also require that the intrinsic value of any beneficial conversion features, represented by the difference between (a) the market price of the underlying convertible securities may be converted into and (b) the conversion price, be recorded as a discount to the convertible security and recorded as an increase in equity at the time of issuance. Furthermore, EITF No. 98-5 and No. 00-27 require the discount for any contingent beneficial conversion feature, be calculated at the time of issuance of the convertible security and recognized at the date the contingency is resolved. Additionally, any discount is amortized to interest expense over the life of the underlying security and if a convertible security is converted or a warrant is exercised prior to the end of the term of the term of the security, any unamortized discount is charged to interest expense at the time of conversion or exercise.

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

The following table illustrates the potential dilution from the conversion of the notes, and warrants and as of September 30, 2002:
	Outstanding common stock	Senior Escrowed Notes	Senior Solitario Note	Secured Notes	Subord-inated Notes	Warrants	Total shares
Outstanding balance	3,301,495	$3,250,000	$350,000	$2,000,000	$4,000,000	16,200,000
Conversion price	n/a	$0.35	$0.2916	0.35	$0.75	n/a
Fully diluted shares	3,301,495	9,285,714	1,200,000	5,714,285	5,333,334	16,200,000	41,034,828
Percentages	8.0%	22.6%	3.0%	13.9%	13.0%	39.5%	100%

Crown has budgeted approximately $575,000 for permitting costs at its Buckhorn Mountain project for the fourth quarter of 2002. See Buckhorn Mountain permitting above.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of the adoption of this statement.

Item 3. Quantitative and Qualitative Discussions about Market Risk

Market Risk

As of September 30, 2002, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

United States Bankruptcy Court

On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the Court . As part of the Bankruptcy, CRC filed the Plan and a Disclosure Statement with the Court on March 27, 2002. The Court entered an order confirming the Plan on May 30, 2002. The Plan became effective on June 11, 2002. Under the Plan, Crown has restructured CRC's Debentures, which were due August 27, 2001 through an exchange of outstanding Debentures, including any accrued interest thereon for the cash, Secured and Subordinated Notes and Warrants. See Note 2 to the consolidated financial statements.

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

Item 2. Changes in Securities

Under the Plan, Crown effected a one for five reverse split of all holders of its common stock in excess of 500 shares. Any holder of pre-confirmation shares of less than 500 shares is not entitled to receive any distribution under the Plan. The outstanding shares prior to the reverse split were 15,037,725. Approximately 332,900 shares were held in accounts of less than 500 shares. As a result, Crown had 2,944,965 shares outstanding on the Effective Date after the reverse split.

Under the Plan, CRC cancelled its outstanding Preferred shares as of the Effective Date. The Preferred shares had been held by a wholly-owned subsidiary and were eliminated in consolidation.

On July 12, 2002, Crown granted options to purchase a total of 3,375,000 shares of its common stock at an exercise price of $0.40 per share, the closing price of Crown as quoted on the Over the Counter Bulletin Board, where Crown's shares trade. The options were granted pursuant to the Crown Resources Corporation 2002 Stock Option Plan (the "Stock Option Plan"), which was approved as part of the Plan. The Stock Option Plan provides for a total of 5,000,000 shares, which were approved pursuant to an exemption under section 1145 of the United States Bankruptcy Code

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits as indexed on page 20 of this Report are included as a part of this Form 10-Q.

(b) Reports on Form 8-K:

None

Exhibits

    Certification of President and Chief Executive Officer

    Certification of Chief Financial Officer

    Certification of President and Chief Executive Officer

    Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN RESOURCES CORPORATION

 2681:
November 7, 2002 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
99.1 99.2 99.3 99.4	Certification of President and Chief Executive Officer Certification of Chief Financial Officer Certification of President and Chief Executive Officer Certification of Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Resources Corporation (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher E. Herald, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 7, 2002 By: /s/ Christopher E. Herald Christopher E. Herald President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Resources Corporation (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Maronick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 7, 2002 By: /s/ James R. Maronick James R. Maronick Chief Financial Officer

Exhibit 99.3

CERTIFICATION PURSUANT TO

Section 302 under the Securities Act of 1934

Form of 302 Certification (10-Q)

I, Christopher E. Herald certify that:

1.           I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.          The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 7, 2002 /s/ Christopher E. Herald Christopher E. Herald President and Chief Executive Officer

Exhibit 99.4

CERTIFICATION PURSUANT TO

Section 302 under the Securities Act of 1934

Form of 302 Certification (10-Q)

I, James R. Maronick, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.          The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 7, 2002 /s/ James R. Maronick James R. Maronick Chief Financial Officer