Form 10-Q/A
period 2002-09-30
CROWN RESOURCES CORP
filed 2002-11-18
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A AMENDMENT NO. 1

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

5.      Comprehensive Loss

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

8.      Stockholders' equity

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
Date: November 7, 2002 /s/ James R. Maronick James R. Maronick Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description

99.1 99.2	Certification of President and Chief Executive Officer Certification of Chief Financial Officer

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