Form 10-K
period 2002-12-31
CROWN RESOURCES CORP
filed 2003-03-28
CIK 841555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2002

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES	[X]	NO	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES	[X]	NO	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES	[ ]	NO	[X]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $1,556,000. Shares of common stock held by officers and directors of the registrant are not included in the computations, however, the registrant made no determination that such individuals are "affiliates" within the meaning of Rule 405 of the Securities Act of 1933.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Act subsequent to the distribution of securities under a plan confirmed by a court.

YES	[X]	NO	[ ]

There were 4,393,923 shares of common stock, $0.01 par value, outstanding on March 7, 2003.

This Form 10-K consists of 54 pages

Exhibit Index Begins on Page 47

TABLE OF CONTENTS

PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, which may include the following:

                    Adverse results relating to the permitting process for our Buckhorn Mtn. Project;

                    Fluctuations in gold prices;

                    Fluctuations in the price of Solitario stock based on its results of operations or other factors;

                    Other unanticipated events affecting Crown or its properties.

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

          Our principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Our goal is to advance its properties, either on our own or through joint ventures, to the feasibility study stage and thereafter to pursue development of the properties, typically through a joint venture with a partner that has expertise in mining operations. We have in the past recognized, and expect in the future to recognize, revenues from the option and sale of property interests to joint venture partners and from the sale of our share of metals produced on our properties.

          We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration activity other than at our Buckhorn Mtn. Project, which is described in Item 2. Our current objective is to complete the permitting process for development of our Buckhorn Mtn. Project. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, we will need significant additional financial resources to develop the Buckhorn Mtn. Project and we cannot assure you that we will be able to obtain such financial resources.

          Crown was incorporated under the laws of the State of Washington in August 1988. Unless otherwise indicated by the context, all references to Crown, "we", "us" or similar pronouns in this report shall be read to refer to Crown Resources Corporation and its subsidiaries. We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information.

          (b) Recent Developments

          Subordinated Notes, Series B, Financing

          On February 7, 2003 Crown's Board of Directors authorized the issuance of up to $3 million in 10% Convertible Subordinated Promissory Notes due 2006 Series B (the "Subordinated B Notes"). On February 21, 2003, we closed the financing by issuing $2.7 million of the Subordinated B Notes. The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. There is no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price when the transaction closed. The Subordinated B Notes pay interest at 10% in stock or cash at our option, and mature on October 19, 2006, the same date as our Senior, Secured and Subordinated Notes, each as defined below. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors.

          Corporate Reorganization

          On March 8, 2002, we filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy we filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). As part of the Plan, we restructured its existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which are being proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;

(ii)

$2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share. The Secured Notes are pari-passu to and have essentially the same terms as the Senior Notes, discussed below, including a 10% interest rate payable in cash or common stock at our option, and a maturity date of October 2006. The number of shares of common stock paid for interest, will be calculated based on the stated interest rate for the period divided by the conversion price of $0.35 per share;

(iii)	Warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share;

(iv)

$4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share. The Subordinated Notes pay interest at 10% in stock or cash at our option, and mature on the same date as the Secured Notes. The number of shares of common stock paid for interest, will be calculated based on the stated interest rate for the period divided by the conversion price of $0.75 per share.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. We also transferred $1 million to the Disbursing Agent on the Effective Date. As of December 31, 2002, the Disbursing Agent had delivered $820,000 in cash, $1,639,000 in Secured Notes, $3,279,000 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants to purchase 4,683,799 shares of Crown common stock to Debenture holders who had presented $12,295,000 in Debenture certificates. As of March 7, 2003, $1,605,000 in Debenture certificates have not been presented. Pending presentation of these $1,605,000 in Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes will be paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes and warrants will revert to us.

          The Plan provided that all of our other liabilities would be paid in the normal course.

          As part of the Plan, we effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of our Preferred Stock received no distribution. Accordingly, 66,580 shares of common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled. The Plan contemplated that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock. The Plan also approved the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan Crown may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As part of the Plan, Crown filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

          While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of our assets immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, we did not adopt fresh start reporting and will continue to recognize its historical basis of accounting.

          Senior Note Financing

          In October 2001, we issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Crown used $1,000,000 of the proceeds from this financing to pay the cash component of the Debenture restructuring discussed above in the Corporate Reorganization and initiate permitting on its Buckhorn Mtn. (formerly Crown Jewel) Project in the state of Washington. The Senior Notes are secured by all our assets, consisting primarily of our interest in the Buckhorn Mtn. Project and our wholly-owned subsidiary, Crown Resource Corp. of Colorado, whose assets consist primarily of a 41.2% equity interest in Solitario.

          The Senior Notes have a five-year term and carry a 10% interest rate payable quarterly in cash or Crown common stock, at our election. Proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share, subject to adjustment. Solitario also invested in a separate Senior Note (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrants are otherwise identical to the terms of the Escrowed Notes and warrants.

          Buckhorn Mtn. Project

          In October 2002, we changed the name of the Crown Jewel Project in north central Washington to the Buckhorn Mtn. Project to underscore the significant differences between our new underground mining approach and our previous partner's Crown Jewel open pit proposal. On July 23, 2001, we entered into an agreement (the "Termination Agreement") with Battle Mountain Gold Company, a wholly owned subsidiary of Newmont Gold Corporation, (both companies referred to as "Newmont") to terminate its joint venture regarding the Buckhorn Mtn. Project. As part of the Termination Agreement we became the sole owner of the Buckhorn Mtn. Project and granted Newmont a sliding scale royalty on the first 1 million ounces of gold. We also began seeking regulatory approval of a primarily underground mining plan at the Buckhorn Mtn. Project, which we believe significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont. We recorded $353,000 in mineral property additions in connection with the Termination Agreement related to the assumption of liabilities for $116,000 of income taxes and $237,000 for a two-year note payable (the "Keystone Note").

          Kings Canyon Project

          The Kings Canyon property in Utah consists of 360 acres of unpatented claims. We hold a 100% interest in the property, subject to a 4% NSR royalty to third parties. We estimate the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of mineralized material grading 0.030 ounces per ton ("opt") of gold at a cutoff grade of 0.013 opt gold. We have no capitalized costs related to the Kings Canyon property as of December 31, 2002. We will continue to maintain the property and will seek a joint venture partner to further evaluate and develop Kings Canyon.

          Sale of Cord Ranch Property

          On September 4, 2002, we sold our entire 30% interest in the Cord Ranch properties, located in the state of Nevada, to Royal Standard Minerals, Inc., the owner of the remaining 70% of the Cord Ranch properties for one million shares of common shares of Royal Standard Minerals. We recorded a gain on sale of $171,000, which equaled the market value of the shares received on the date of sale, as we had no carrying value for its interest in the Cord Ranch Properties.

          (c) Considerations Related to Our Business

          Exploration and Development

          As of December 31, 2002, our only significant mineral property is the Buckhorn Mtn. Project, located in Washington State. We also hold an interest in the Kings Canyon exploration mineral property in Utah. The Buckhorn Mtn. Project consists of a variety of interests including unpatented and patented claims and fee land that we own outright or under lease or option or purchase agreements. We have an indirect interest in Latin American properties through Solitario, which has interests in properties located in Peru and Brazil. We are currently the operator on all of our properties. To the extent that we have in the past or will enter into joint ventures in the future, the success of projects held under joint ventures that we do not operate is substantially dependent on the joint venture partner.

          Historically, after selecting a possible exploration area through our own efforts or with others, we compile reports, review past production records, and geologic surveys concerning the area. We then undertake field exploration programs to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, we will generally either conduct geologic drilling programs in an effort to locate the existence of economic mineralization or seek a joint venture partner to undertake such work. If mineralization is delineated, further work will be undertaken to estimate mineralized material, evaluate the feasibility for the development of a mining project, obtain permits for commercial development and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

          Foreign Operations

          During 2002, 2001 and 2001 our foreign interests were, through Solitario, in properties located in Peru, Bolivia and Brazil. As of December 31, 2002, we do not hold any direct property interests outside of the United States. We hold a substantial minority interest in Solitario, which is subject to the laws of Peru and Brazil, where it currently operates. These countries have, from time to time, experienced periods of political and economic instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies, as well as, bylaws and policies of the United States affecting foreign trade, investment and taxation. Certain other regions in which Crown may conduct operations have also been subject to political and economic instability, creating uncertainty and the potential for a loss of resources located in these regions.

          Management Services

          We provide management and technical services to Solitario pursuant to a management agreement for which we receive management fees. Certain of our directors and officers are also directors and officers of Solitario. As such, certain of these officers devote a portion of their time to Solitario matters from which we may not receive the full benefit. Additionally, the fact that these officers receive cash compensation from us and not from Solitario may give rise to certain conflicts of interest between these officers' duties to us and to Solitario.

          Sources of Financing

          The capital required for exploration and development of properties is substantial. We have financed operations through the issuance of convertible debt instruments, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, and the issuance of common stock.

          There is no assurance that we will be able to permit the Buckhorn Mtn. Project or obtain long-term financing to allow us to develop and operate the Buckhorn Mtn. Project or to repay its long-term debt and continue operations. See Properties - Buckhorn Mtn. Project-Financing, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

          Competition and Markets.

          A large number of companies are engaged in the exploration and development of mineral properties, many of which have substantially greater technical and financial resources than we do. Therefore, we may be at a disadvantage with respect to many of its competitors in the acquisition, exploration and development of mining properties.

          The marketing of minerals is affected by numerous factors, many of which are beyond our control. Among these factors are the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the price of fuel, the availability and the cost of labor, and the market price of competitive minerals.

          Title. U.S. Properties.

          Our domestic property consists, to a large extent, of unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These laws generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. These laws also provide for the location of unpatented millsite claims for the purpose of mining and milling minerals from valid mining claims. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Furthermore, the acquisition of unpatented millsite claims may be limited by several factors, which include the number of valid unpatented mining claims.

          The Buckhorn Mtn. Project has located necessary millsite claims in excess of the number of unpatented mining claims to be developed. In November 1997 the Solicitor of the Department of the Interior issued an opinion which stated among other things, that the Bureau of Land Management should not approve plans of operation that rely on a greater number of millsite claims than the number of mining claims being developed. Federal Public Law 106-31 mandated reinstatement of the Record of Decision for the Buckhorn Mtn. Project and approval of the plan of operations submitted by Newmont (the "Plan of Operations"), which had respectively been revoked and denied, based upon the Solicitor's opinion. Opponents of the Buckhorn Mtn. Project have filed claims in various courts and jurisdictions opposing the Buckhorn Mtn. Project, including an appeal of the approval of the Plan of Operations, which was subsequently denied. See Legal Proceedings.

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

          In connection with the acquisition of our properties, we have conducted limited reviews of title and related matters, and have obtained certain representations regarding ownership. Although we believe we have conducted reasonable investigations (in accordance with standard mining practice) of the validity of ownership, we cannot assure you that we hold good and marketable title to all of our properties.

          Regulation.

          The development, production and sale of minerals is subject to federal, state, provincial and local regulation in a variety of ways, including environmental regulation and taxation. Federal, state, and local environmental regulations generally have a significant effect on all companies, including Crown, engaged in mining or other extractive activities, particularly with respect to the permitting requirements imposed on such companies, the possibilities of project delays, and the increased expense required to comply with such regulations. We believe we are in substantial compliance with all such regulations in all the jurisdictions in which we operate.

          We are or may be subject to income taxes, state and local franchise taxes, personal property taxes, and state severance taxes levied by various governmental units in the countries in which we operate. State severance taxes vary between the states and, within a single state, the amount of tax, based on a percentage of the value of the mineral being extracted, vary from mineral to mineral. Our operations may also be subject to taxation by each locality in which we own mineral properties or do business.

          Our domestic exploration programs are subject to federal, state and local environmental regulations. A substantial portion of our mining claims are on U.S. public lands. The United States Forest Service ("USFS") and Bureau of Land Management ("BLM") extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. In addition, in order to conduct mining operations on our properties, we will be required to obtain performance bonds related to environmental permit compliance. These bonds may take the form of cash deposits or, if available, could be provided by outside insurance policies. We may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or mining activity may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

          Future legislation and regulations are expected to continue to emphasize the protection of the environment and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation and regulations, as well as future interpretation of existing laws may result in substantial increases in our capital and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

          Bills proposing major changes to the mining laws of the United States have been considered by Congress. If these bills, which may include royalty fees or net profits interests, are enacted in the future, they could have a significant effect on the ownership and operation of patented and unpatented mining claims in the United States including claims that we own or hold. Although it is not possible to predict whether or in what form Congress might enact changes to the mining laws, amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our financial condition and results of operation.

          Applicable laws and regulations require us to make certain capital and operating expenditures to maintain current operations and initiate new operations. Our estimates of expenditures required to comply with applicable regulations are included in all of its budgets for our projects. Although these costs are difficult to determine, we are not currently aware of any expenditure that is required in excess of budgeted amounts. We incur expenditures for land reclamation undertaken in the normal course of operations in compliance with federal and state land restoration laws and regulations. Under certain circumstances, it may be required to close an operation until a particular problem is remedied or to undertake other remedial actions. However, we are not aware of the existence of any such circumstances at this time.

          Gold Price.

          The future profitability of our operations is significantly dependent on the price of gold. The gold price has fluctuated widely over time due to factors beyond our control and, in the third quarter of 1999, reached a twenty-year low of $251 per ounce. Although the gold price continued to remain at depressed levels during most of 2000 and 2001, it recovered to a price of $347 per ounce on December 31, 2002. Many factors influence the price of gold including interest rates, rate of inflation, and the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. We cannot predict whether gold prices will remain at a level at which our reserves can be mined profitably.

          Insurance.

          The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. We maintain insurance coverage consistent with industry practice, but cannot assure you that this level of insurance can cover all risks of harm to Crown associated with being involved in the mining business.

          Employees.

          As of March 7, 2003, we employed eight persons. We consider our relations with employees to be excellent. All employees are eligible to participate in our stock option plans. None of our employees are covered by a collective bargaining agreement. A portion of our employee's time is devoted to work under the management services contract with Solitario. See Related Party Transactions.

Item 2. Properties

Reserves and Mineral Deposits

          The following table shows our gold reserves at December 31, 2002:
	Mineable Proven and Probable Reserves
	Ore	Gold Grade	Contained Gold
	Tons	(oz/ton)	(000 ozs)
Buckhorn Mtn. Project	2,139,000	0.392	839,000

          Our proven and probable reserves are reported as mineable (extractable) ore reserves. Reserves do not reflect recovery losses in the milling process, but do include allowance for dilution of ore in the mining process. Metallurgical recovery of 85% was estimated. Although the price of Gold has increased during 2002, due to the extended recent low price of gold, a gold price of $280 per ounce has been applied to the reserves as of December 31, 2002, 2001, and 2000. The reserves are based upon an independent analysis performed by Mine Reserves Associates ("MRA") in March 2000. As of July 2001, we gained 100% ownership in the Buckhorn Mtn. Project. See Buckhorn Mtn. Project. The recovery of reserves at the Buckhorn Mtn. Project is ultimately dependent upon the successful completion of the permitting process. See Permitting and Development.

          In addition to the proven and probable reserves shown above, the Buckhorn Mtn. Project contains mineralized material in the deposits reported by MRA of 1,184,000 tons at a grade of 0.403 ounces of gold per ton. These tons are included in the mined and processed tons in the mine plan developed by MRA.

          In addition to the above, we have identified mineral deposits on the Kings Canyon property in Utah. However, we have no proven and probable reserves or capitalized costs associated with this property as of December 31, 2002.

          The following discussion summarizes the primary mining properties in which we have a direct interest. We believe the properties described below are favorable for mineral development, although we cannot assure you that any of the properties, in which we have or may acquire an interest, will be economically viable.

Buckhorn Mtn. Project

          General. The Buckhorn Mtn. Project is located on an approximate 2,000-acre property 24 miles east of Oroville, Washington. We discovered the Buckhorn Mtn. Project in 1988, and have recorded approximately $15.0 million in land, acquisition and exploration costs as of December 31, 2002. We currently own 100% of the Buckhorn Mtn. Project, which was held in a joint venture with Newmont prior to July 2001. We have applied for patents on ten unpatented mining claims covering approximately 170 acres. See Legal Proceedings.

          The Buckhorn Mtn. Project is held by a combination of fee ownership, private mining leases with options to purchase, state mining leases, with the balance being unpatented mining claims. Royalties payable to third parties vary from 4%-5% net smelter return royalties ("NSR") on certain private parcels. The ore body as currently defined is subject only to the sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold.

          Geology and Land. The Buckhorn Mtn. Project deposit occurs within a large skarn system formed at the southern contact of the Buckhorn Mountain Cretaceous-aged diorite-granodiorite pluton with Triassic-aged limestones and andesites. Both the skarn system and the ore body are relatively tabular and flat lying in geometry. The skarn system is compositionally zoned in relation to the intrusive pluton with gold mineralization both concordant and crosscutting to the various skarn assemblages.

          Newmont Joint Venture. In March 1990 we entered into a joint venture agreement with Newmont (the "Agreement"), under which Newmont could earn a 54% interest in the Buckhorn Mtn. Project by building a 3,000-ton per day mining facility. The Agreement was subsequently modified in May 1994. Under the modified Agreement, Newmont paid us $18,500,000, and since March 14, 1990, funded all exploration and permitting on the Buckhorn Mtn. Project through July 2001. On July 23, 2001, we entered into an agreement (the "Termination Agreement") with Newmont to terminate the Agreement. As part of the Termination Agreement, we became the sole owner and manager of the Buckhorn Mtn. Project and granted Newmont a sliding scale royalty of 0.5% to 4% on the first one million ounces of gold. The royalty varies with the price of gold and we may purchase the royalty from Newmont for a payment of $2 million any time over the next five years. We will be seeking regulatory approval and permits to operate a primarily underground mining operation at the Buckhorn Mtn. Project, which we believe significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont. Our underground proposal would move less than 10% of the material of the Newmont plan and estimates the total ore produced at approximately 3.3 million tons, which includes approximately 1.2 million tons of mineralized material discussed above under Reserves and Mineral Deposits. We recorded $353,000 in mineral property additions in connection with the termination of the joint venture related to the assumption of liabilities of $116,000 in property taxes payable in 2001 and $237,000 for the Keystone Note.

          Reserves. In February 2000 we engaged MRA to conduct an independent analysis of an alternative mine plan that reduces environmental impacts. We also engaged Gochnour and Associates ("Gochnour"), an independent mining consultant, to evaluate the ability to obtain permits for the alternate mine plan. Based upon the reports of MRA and Gochnour, we have determined that the Buckhorn Mtn. Project contains sufficient reserves to recover our investment. At December 31, 2000, we revised the reserves based upon an analysis by MRA, which increased the cut-off grade from 0.155 ounces per ton to 0.20 ounces per ton. The gold price was reduced, for our economic analysis of the Buckhorn Mtn. Project, from $325 to $280 per ounce.

          Reserve Study. The MRA study indicates the deposit could be mined in a combination of underground operations with a small open-cut, with ore processed on site in a mill processing 1,850 tons per day.

          The reserve analysis was based on Newmont's 1992 feasibility study (see Feasibility Study below) including results from 765 drill holes totaling 307,038 feet, as updated by the MRA study. MRA's mine design utilizes a 0.20 opt cutoff grade with an 85% metallurgical recovery factor for gold. The assumed economic parameters applied to the design included a $280 gold price, mining costs of $26.20 per ton for underground and $25.74 per ton of ore, including stripping costs, for the open cut. The open cut is assumed to produce 308,000 tons of ore at an average grade of 0.289 opt with a strip ratio of 10.7:1. The MRA design utilizes the waste rock from the open cut for tailings dam construction and to backfill the underground mining areas to reduce subsidence and increase the recoverable underground ounces. The underground mine is assumed to produce 1,831,000 tons of ore at an average grade of 0.410 opt. The design calls for a processing facility rated at 1,850 tons per day utilizing the parameters developed in the 1992 feasibility study, updated for subsequent engineering studies, for a carbon in leach mill with an 85% recovery factor. The estimated milling costs are $13.60 per ton with project administration estimated at $2.00 per ton.

          Based upon the same cutoff grade, MRA has estimated other mineral material of 1,184,000 tons grading 0.403 opt within the currently designed underground workings at the Buckhorn Mtn. Project.

          The cash operating costs to mine proven and probable reserves and deposits within the underground workings have been estimated by MRA to be approximately $124 per ounce, with capital costs of approximately $91 million (including $21 million of contingency) to bring the Buckhorn Mtn. Project into production.

          Exploration. We began an exploration program at the Buckhorn Mtn. Project in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Newmont drilled over 550 holes designed to both confirm and expand the known reserve. To date, only 500 acres of the approximate 2,000 acres of prospective skarn geology have been drill-tested.

          Feasibility Study. Prior to the MRA study we relied upon the results of an independent feasibility study commissioned by Newmont in March of 1992. Based on this study, Newmont began development of the Crown Jewel Project based on a mine design utilizing an open pit and a 3,000-ton per day milling facility. Further engineering and reserve studies by Newmont estimated direct cash production costs at approximately $165 per ounce of gold produced. Newmont's mine design estimated capital costs at approximately $80 million to achieve commercial production.

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

          In January 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the WDOE. The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project. At the time, the PCHB ruling created further delay and uncertainty regarding a timetable for the construction of the Crown Jewel Project. In March 2000, Newmont filed an appeal in Superior Court for the State of Washington for Okanogan County, challenging the PCHB ruling. In light of the termination of the Crown Jewel Project Joint Venture and our intention to permit a primarily underground mine, we will not pursue this action and Newmont has dropped its appeal. It is not known if other permits previously granted to the Crown Jewel Project may be subject to review as a result of the PCHB ruling.

          As part of the analysis of the Buckhorn Mtn. Project reserves subsequent to the January 2000 PCHB ruling, we retained Gochnour to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the MRA mine design is legally permittable. Although Crown and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding the ability of Crown obtaining the necessary permits from the regulatory authorities in a timely manner, if ever.

          Construction of the Buckhorn Mtn. Project will not begin prior to the successful completion of the remaining permit applications and resolution of the legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See Legal Proceedings.

          Financing. Since July 2001, when we obtained a 100% interest in the Buckhorn Mtn. Project, we have evaluated whether to either proceed with the Buckhorn Mtn. Project alone or seek a joint venture with another major mining company. We cannot assure you that we will be able to successfully pursue either strategy.

          We would require additional capital in the form of either equity or debt financing, or enter into a joint venture to permit, develop and operate the Buckhorn Mtn. Project. We cannot assure you that such financing would be available on acceptable terms in order for the Buckhorn Mtn. to enter into commercial production. See also Corporate Reorganization and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other Property Interests

          Cord Ranch Project. The Cord Ranch Project consists of the Pinon and Dixie Creek properties located in the state of Nevada covering approximately 1,880 acres of unpatented claims. The Cord Ranch properties were subject to a joint venture with Royal Standard Minerals Inc. ("Royal Standard") whereby Royal Standard has earned a 70% interest in these properties. On September 4, 2002, we sold our entire 30% interest in the Cord Ranch properties to Royal Standard for one million common shares of Royal Standard. We recorded a gain on sale of $171,000, which equaled the market value of the shares received on the date of sale, as we had no carrying value for its interest in the Cord Ranch Properties.

          Kings Canyon. The Kings Canyon property in Utah consists of 360 acres of unpatented claims. We hold a 100% interest in the property, subject to a 4% NSR royalty to third parties. We estimate the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of mineralized material grading 0.030 opt of gold at a cutoff grade of 0.013 opt gold. The gold occurs as sediment-hosted disseminated mineralization in Paleozoic carbonate rocks. During 2000, we wrote off our remaining land and leasehold investment in the Kings Canyon property. We continue to maintain the property and will seek a joint venture partner to further evaluate and develop Kings Canyon.

Peru and Brazil

          Primarily as a result of the issuance, in October 2000, of Solitario shares in connection with its acquisition of Altoro Gold Corporation of Vancouver, BC, Canada, our ownership percentage of Solitario was reduced from 57.2%, prior to the acquisition, to 41.2% at December 31, 2002. Accordingly we have accounted for its investment in Solitario under the equity method since the acquisition. Our interest in the net assets of Solitario is shown in the Consolidated Balance Sheet as of December 31, 2002 as equity in unconsolidated subsidiary. As of December 31, 2002, we have no direct interest in properties outside of the United States.

Mineral Property and Exploration Expenditure Overview

          During 2002, we incurred $617,000 in expenditures in support of permitting and development of its Buckhorn Mtn. Project. We are required to make approximately $22,000 in claim maintenance fee payments for 2003. We acquired certain other mining claims and properties not subject to leases by deed. With respect to the claims and other properties that we acquired by deed or located, the obligation required to hold the claims is to pay ad valorem property taxes in the case of the patented mining claims and fee land, and annual rental fees in the case of the unpatented mining claims. See Considerations Related to Our Business.

2003 Mineral Lease and Rental Commitments

	Payments on unpatented
Property	mining claims	Crown's share of costs in 2003
Buckhorn Mtn.	$20,000	$20,000
Kings Canyon	2,000	2,000
TOTAL:	$22,000	$22,000

          We have no work commitments remaining to be fulfilled in 2003.

Item 3. Legal Proceedings

          Since March 1997, the Buckhorn Mtn. Project has been subject to various legal challenges in Washington State court, United States District Court and administrative hearings. Primarily as a result of the change in the Plan of Operations to an underground mining plan, these cases have been dropped or are no longer applicable. We cannot assure you that future litigation may not be filed against the Buckhorn Mtn. Project.

Department of the Interior

          In May 2000, the Okanogan Highlands Alliance, the Washington Environmental Council, the Kettle Range Conservation Group, and the Colville Indian Environmental Protection Alliance filed a protest of the patent application for the grandfathered Buckhorn Mtn. Project lode claims. The protest was filed in the Washington/Oregon State Bureau of Land Management office. The Department of the Interior has invited Newmont and/or Crown to submit a response to the protest, but has not set a date for such response or a time frame for the resolution of the protest. We are considering filing a response to this protest.

          The impact and timing of resolutions of these and any other appeals related to the permitting process cannot be determined with any accuracy at this time. See Properties - Buckhorn Mtn. Project - Permitting and Development.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2002

          The executive officers of Crown are as follows:
Name and municipality of residence	Age	Position with Crown and business experience within the last five years

MARK E. JONES, III Houston, Texas	63	Vice Chairman of Crown since 2001, Chairman from 1987 to 2001, Chief Executive Officer from 1987 to 1993 and President from September 1989 to November 1990; Chairman of Solitario since August 1993.

CHRISTOPHER E. HERALD Golden, Colorado	49	Chief Executive Officer of Crown since June of 1999, the President of Crown since November 1990. Chief Executive Officer of Solitario since June of 1999, President of Solitario since August 1993.

JAMES R. MARONICK Lakewood, Colorado	47

Chief Financial Officer of Crown since June 1999, Vice President-Finance and Secretary/Treasurer of Crown and Solitario since September 1997; Vice President-Finance and Secretary/Treasurer of Consolidated Nevada Goldfields Corporation from November 1994 to September 1997.

DEBBIE W. MINO Sugar Land, Texas	50	Vice President-Investor Relations of Crown since 1989.

WALTER H. HUNT Oroville, Washington	51

Vice President-Operations of Crown since November 2002, Vice President-South American Operations of Crown from July 1994 to November 2002; President-South American Operations, Solitario since June 1999; Vice President-Peru Operations of Solitario since July 1994.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Our common stock had been listed and traded on the NASDAQ National Market under the symbol CRRS since 1989. On October 20, 2000 the NASDAQ Stock Market notified us that our common stock was no longer listed on the NASDAQ National Market because the stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required for continued listing on the NASDAQ National Market. Our common shares are now traded on the Over the Counter Bulletin Board (OTCBB) under the symbol OTCBB: CRCE.

          Our stock was listed and traded in Canada on the Toronto Stock Exchange ("TSE") since December 10, 1991, under the symbol CRO. In October 2001, The TSE notified us that our common stock was no longer listed on the TSE because we failed to meet their minimum listing requirements.

          The following table sets forth the high and low sales prices on the OTCBB and NASDAQ National Market for our common stock for the quarterly periods from January 1, 2001 to December 31, 2002. All prices have been adjusted to take into account the 1 for 5 reverse split in accordance with the Plan.

	Prices (US$)
	High	Low
2001
First Quarter	2.25	1.20
Second Quarter	1.50	0.65
Third Quarter	1.35	0.60
Fourth Quarter	0.95	0.35

2002
First Quarter	0.95	0.25
Second Quarter	1.55	0.32
Third Quarter	1.01	0.26
Fourth Quarter	0.65	0.36

          Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. At February 25, 2003, there were 2,348 record holders of Crown's common stock.

          In October 2001, we issued $3,600,000 of Senior Notes and related warrants. These securities were issued pursuant to an exemption under Section 4(2) of the 1933 Securities Act. In June 2002, we issued $2,000,000 of Secured Notes and $4,000,000 of Subordinated Notes. These notes were issued pursuant to the exemptions provided under section 1142 of the United States Bankruptcy Code. In February 2003, we issued $2,700,000 of Subordinated B Notes. These securities were issued pursuant to an exemption under Regulation D of the Securities Act of 1933. See Item I, Recent Developments.

Item 6. Selected Financial Data

          The selected consolidated financial data set forth below for each of the five years in the period ended December 31, 2002 and as of the years then ended has been derived from the our audited consolidated financial statements (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.
Balance sheet data:	As of December 31,
(in thousands)	2002	2001	2000	1999	1998
Total assets	$19,233	$ 21,265	$ 20,095	$22,709	$36,500
Current portion long term debt	$ 70	$ 18,302	$ 15,000	$ -	$ -
Long term debt	$ 5,061	$ 148	$ -	$15,000	$15,000
Working capital (deficit)	$ 825	$(15,713)	$(14,211)	$ 4,881	$ 7,839
Stockholders' equity	$10,637	$ 1,850	$ 4,695	$ 5,980	$17,182

Income statement data	Year ended December 31,
(in thousands, except per share amounts	2002	2001	2000 (1)	1999 (2)	1998
Revenues	$ 206	$ 248	$ 6,401	$ 538	$ 610
Net loss before change in accounting principle and extraordinary item	(1,989)	(3,148)	(1,659)	(2,666)	(1,928)
Change in accounting principle	-	-	-	(8,451)	-
Net loss before extraordinary item	(1,989)	(3,148)	(1,659)	(11,117)	(1,928)
Gain on discharge of convertible debentures, net of deferred tax	6,924	-	-	-	-
Net gain (loss)	$4,935	$(3,148)	$(1,659)	$(11,117)	$(1,928)
Basic and diluted loss per share before change in accounting principle	$ (0.62)	$ (1.08)	$ (0.57)	$ (0.90)	$ (0.65)
Change in accounting principle	-	-	-	(2.90)	-
Basic and diluted loss per share before Extraordinary item	(0.62)	(1.08)	(0.57)	(3.80)	(0.65)
Gain on discharge of convertible debentures, net of deferred tax	2.14	-	-	-	-
Basic and diluted gain (loss) per share	$ 1.52	$ (1.08)	$ (0.57)	$ (3.80)	$ (0.65)

(1) Includes the operations of Solitario on a consolidated basis through October 18, 2000. Subsequent to October 18, 2000, the results of Solitario are reflected under the equity method of accounting (2) Crown changed its method of accounting for exploration costs and recorded a $8.5 million charge related to the cumulative effect of the change in accounting principle to operations in 1999. All per share amounts have been adjusted to account for the 1 for 5 reverse split pursuant to the Plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with Crown's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, included elsewhere in this report. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Corporate Reorganization

          On March 8, 2002, we filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy we filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). As part of the Plan, we restructured our existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which are being proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;

(ii)

$2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share. The Secured Notes are pari-passu to and have essentially the same terms as the Senior Notes, discussed below, including a 10% interest rate payable in cash or common stock at our option, and a maturity date of October 2006. The number of shares of common stock paid for interest, will be calculated based on the stated interest rate for the period divided by the conversion price of $0.35 per share;

(iii)	Warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share;

(iv)

$4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share. The Subordinated Notes pay interest at 10% in stock or cash at our option, and mature on the same date as the Secured Notes. The number of shares of common stock paid for interest, will be calculated based on the stated interest rate for the period divided by the conversion price of $0.75 per share.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. We also transferred $1 million to the Disbursing Agent on the Effective Date. As of December 31, 2002, the Disbursing Agent had delivered $820,000 in cash, $1,639,000 in Secured Notes, $3,279,000 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants to purchase 4,683,799 shares of Crown common stock to Debenture holders who had presented $13,395,000 in Debenture certificates. As of March 7, 2003, $1,605,000 in Debenture certificates have not been presented. Pending presentation of these $1,605,000 in Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes will be paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes and warrants will revert to us.

          The Plan provided that all or our other liabilities would be paid in the normal course.

          As part of the Plan, we effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of our Preferred Stock would receive no distribution. Accordingly, 66,580 shares of common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled. The Plan contemplated that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock. The Plan also approved the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan Crown may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As part of the Plan, we filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

          While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of our assets immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, we did not adopt fresh start reporting and will continue to recognize its historical basis of accounting.

Results of Operations

          We currently have no source of recurring revenue and we anticipate any future recurring revenue would only occur after the successful development of the Buckhorn Mtn. Project. The successful development of the Buckhorn Mtn. Project is dependent on several factors, many of which are beyond our control. We cannot provide any assurance we will be able to successfully permit and develop the Buckhorn Mtn. Project. See Liquidity and Capital Resources, and Environmental Permitting and Legal below.

          We have historically derived its revenues from the option and sale of property interests, from royalty interests, interest income and from the sale of its share of gold produced on its properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred, and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur. In the past, our exploration and development expenditures, including those of Solitario, have constituted the bulk of its activities.

          We had a net loss before extraordinary item of $1,989,000 or $0.62 per share in 2002 compared with a net loss of $3,148,000 or $1.08 per share in 2001 and $1,659,000 or $0.57 per share in 2000. As a result of the corporate reorganization and Bankruptcy, described above, we recorded $6,924,000 as a gain on discharge of convertible debt, net of deferred taxes of $1,760,000 during 2002 as an extraordinary item. There were no extraordinary items in 2001 or 2000.

          Total revenues were $206,000 in 2002 compared to $248,000 in 2001 and compared to $6,401,000 in 2000. During 2000, Solitario, which was consolidated with Crown through October 2000, completed a transaction with an affiliate of Newmont Gold Corporation ("Newmont") and sold its interest in its Yanacocha property for $6 million and a sliding scale net smelter return royalty that varies with the price of gold. We recorded a gain on sale, on a consolidated basis, of $5,809,000 on that sale, which accounted for the increase in revenues during 2000.

          Royalty income was $112,000 in 2000. Royalty income was from our interest in the Lamefoot deposit at the Kettle River mine in Washington. The Lamefoot deposit was mined out during the fourth quarter of 2000 and, in January 2001, we sold our interest in Judith Gold, which held the Lamefoot royalty to Canyon Resources Corporation, for 200,000 shares of Canyon Resources Corporation common stock. As a result, no future royalty income is expected. We recorded a gain on sale of $200,000, which equaled the proceeds from the sale during 2001. On September 4, 2002, we sold our entire 30% interest in the Cord Ranch properties to Royal Standard Minerals, Inc., the owner of the remaining 70% of the Cord Ranch properties for one million shares of common shares of Royal Standard Minerals. We recorded a gain on sale of $171,000, which equaled the market value of the shares received on the date of sale, as we had no carrying value for its interest in the Cord Ranch Properties.

          Interest income was $35,000 in 2002 compared with $34,000 in 2001, and $344,000 in 2000. Our average invested cash balances increased during 2002 compared to 2001, however, this increase was mitigated by a reduction in the rate of interest paid on the money market funds and short term investments in which we invests our cash balances. The primary factors resulting in the decrease in interest income between 2001 and 2000 are the deconsolidation of Solitario and the payment of interest and other expenses entirely from cash balances during 2001.

          Exploration expense was $4,000 in 2002 compared to 5,000 in 2001 and $903,000 in 2000 primarily as a result of the deconsolidation of Solitario as of October 2000 and a reduction of our exploration activities.

          General and administrative expenses were $607,000 in 2002 compared to $828,000 in 2001 and compared to $1,171,000 in 2000. The lower costs in 2002 are the result of reduced administrative costs, particularly related to legal expenses that were reduced from $348,000 in 2001 to $62,000 in 2002. The increased 2001 legal expenses for general corporate matters related to the default in 2001 on the Debentures and related restructuring negotiations. Additionally, shareholder and public relations expenses were reduced from $91,000 in 2001 to $75,000 in 2002 as we did not hold an annual meeting in 2002 due to the Bankruptcy. Travel and entertainment expenses were also reduced from $26,000 in 2001 to $4,000 in 2002 as our corporate focus was shifted to the corporate reorganization. Offsetting these reductions from 2001 to 2002 was a charge of $175,000 for compensation expense related to 2002 options grants subject to variable plan accounting. Under variable plan accounting, any increase in the intrinsic value of the option due to changes in the market value of our common stock are charged to compensation expense during the period of service, (the vesting period) of the option. There were no charges to compensation expense for variable plan accounting in 2001 or 2000. Certain additional legal and accounting costs of $387,000 were incurred during 2002 as a result of the Bankruptcy filing and are charged as reorganization costs. The reduction in costs from 2000 to 2001 is primarily related to the deconsolidation of Solitario at the end of 2000, which offset the increased legal expenses of 2001 discussed above.

          Interest expense was $980,000 in 2002 compared to $1,046,000 in 2001 and $971,000 in 2000. Interest expense decreased in 2002 as a result of the filing of Bankruptcy and the confirmation of the Plan that resulted in no interest expense on the Debentures from the date of the filing. In addition as part of the Plan, we exchanged $6,000,000 in new notes for $15,000,000 of Debentures. Interest expense increased during 2001 as a result of the issuance of $3,600,000 of Senior Notes in October 2001 and additional interest on the Debentures, which accrued as a result of the default on the Debentures in August 2001. Included in interest expense is amortization of warrant and beneficial conversion features related to the Senior and Secured notes of $208,000 in 2002 and $12,000 in 2001 as well as amortization of deferred offering costs related to the Debentures of $68,000 in 2001 and $102,000 in 2000.

          We regularly perform evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon estimated future net cash flows from the asset. Write-downs relating to exploration properties amounted to $2,542,000 in 2000. There were no mineral property write-downs in 2002 or 2001. Included in the write-down for 2000 was the abandonment of the Cord Ranch lease property with a charge to asset write-downs of $1.2 million. Additionally, we recorded an asset write-down of $1.3 million for the impairment of our interest in the Pinon Range and Dixie Creek prospects at Cord Ranch as well as the impairment of the King's Canyon property in Utah. The impairment of our investment in these properties is attributable to continued low gold prices and our inability to complete acceptable joint ventures to explore and develop these properties.

          Minority interest in income of subsidiary was $2,141,000 in 2000. The income from Solitario in 2000 was primarily due to Solitario's gain on sale of the Yanacocha property of $5,809,000. Operations of Solitario were consolidated with Crown prior to October 2000. Subsequent to October 2000, primarily as a result of Solitario's acquisition of Altoro Gold Corp., the results of Solitario are reflected under the equity method of accounting. We recorded $662,000 equity in loss from unconsolidated subsidiary in 2002 compared to $1,506,000 in 2001. Solitario recorded a reduced loss in 2002 compared to 2001 due to reductions in exploration expense, general and administrative expenses, management fees and asset write-downs during 2002 compared to 2001.

Liquidity and Capital Resources

          Due to the nature of the mining business, the acquisition, exploration and development of mineral properties require significant expenditures prior to the commencement of production. We have in the past financed our activities through the sale of debt and equity securities, joint venture arrangements (including project financing) and the sale of interests in its properties. To the extent necessary, we expect to continue to use similar financing techniques.

          Our exploration and development activities and funding opportunities, as well as those of our joint venture partners, may be materially affected by gold price and mineral commodity levels and changes in those levels. The market price of gold and mineral commodities is determined in world markets and is affected by numerous factors, many of which are beyond our control.

          In October 2001 we issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). The Senior Notes have a five-year term and carry a 10% interest rate, payable quarterly in cash or Crown common stock at the conversion prices of $0.35 and $0.2916 per share at our election. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share, subject to adjustment. All funds in escrow were released on the Effective Date. Solitario also invested in a separate Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants. We used $1,000,000 of the proceeds to pay the cash component of the Debenture restructuring discussed in Corporate Reorganization above. We expect to use the remaining proceeds to initiate permitting on its Buckhorn Mtn. Project in the state of Washington and for general corporate purposes. The Senior Notes are secured by all of our assets on a pari-passu basis with the Secured Notes. The assets consist primarily of our interest in the Buckhorn Mtn. Project and our wholly-owned subsidiary, Crown Resource Corp. of Colorado, whose assets consist primarily of a 41.2% equity interest in Solitario Resources Corporation ("Solitario").

          Net cash used in operating activities was $676,000 in 2002 compared to $1,163,000 in 2001 and $2,416,000 in 2000. The reduction in cash used during 2002 related to a reduced level of activity for exploration and development as a result of the corporate reorganization as well as a reduction in interest expense related to: (i) an overall reduction in debt through the corporate reorganization; (ii) payment of interest in stock on the Senior, Secured and Subordinated Notes and; (iii) no payments made for interest on the Debentures in 2002. During 2000 the inclusion of Solitario's operations prior to the deconsolidation in October 2000 accounted for a significant portion of the cash usage compared to 2001.

          Net cash used in investing activities in 2002 was $635,000 compared to $18,000 in 2001 and $1,787,000 in 2000. We began work to permit and develop our Buckhorn Mtn. Project during 2002 upon the completion of the corporate reorganization. These costs totaled $617,000 and included an in-fill drilling program, engineering and design work, feasibility study update, and permitting and monitoring costs. Most of the permitting and development work was delayed from the time we terminated our joint venture with Newmont in July 2001 until the completion of our corporate reorganization, which accounts for the reduced cash use in 2001. The fluctuation during 2000 resulted from the inclusion of Solitario's $5,600,000 proceeds from the Yanacocha sale, which was offset by the elimination of Solitario's cash of $6,908,000 when Crown no longer consolidated Solitario and accounted for its investment under the equity method.

          Net cash provided by financing activities was $2,234,000 in 2002 compared to $320,000 in 2001. There was no cash provided from financing activities during 2000. Proceeds of $350,000 from the Secured Note financing were delivered to us in October 2001. The balance of the $3,600,000 Senior Notes financing of $3,250,000, plus interest was delivered to us during 2002. Of this amount, $1,000,000 was used to pay the cash portion of the exchange with holders of the Debentures on the Effective Date of the Plan.

          Crown has budgeted $1,575,000 for permitting and development expenditures in 2003. These expenditures will be directed toward the permitting of the Buckhorn Mtn. Project. These costs include infill drilling the deposit, certain baseline hydrologic studies, engineering and design work, an updated feasibility study, and work on a Supplemental Draft Environmental Impact Statement. Additionally, we will pay certain maintenance and legal expenses to maintain Crown's interest in the Buckhorn Mtn. Project. The development of the Buckhorn Mtn. Project through initial production is currently estimated to be approximately $91 million (including $21million in contingency). We will require significant new financial resources in order to develop the Buckhorn Mtn. Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          Future cash commitments at December 31, 2002 include the payment of: (i) Senior, Secured and Subordinated Notes; (ii) long-term debt; (iii) unpatented mining claim payments, and (iv) operating leases, as follows:
(in thousands)	2003	2004	2005	2006	2007+	Total
Senior Notes	$ -	$ -	$ -	$3,600	$ -	$3,600
Secured Notes	-	-	-	2,000	-	2,000
Subordinated Notes	-	-	-	4,000	-	4,000
Long-term debt	70	50	50	-	-	170
Unpatented mining claim payments [1]	22	22	22	22	22	110
Operating leases	39	20	-	-	-	59
Total commitments	$ 131	$ 92	$ 72	$9,622	$ 22	$9,939

1 Assumes continued payment of mining claim payments on existing mineral properties.

          We will need additional financial resources to pay the principal of our Senior, Secured and Subordinated Notes when due in 2006. There can be no assurance that we will be able to obtain the necessary financial resources.

          Cash and cash equivalents amounted to $1,033,000 at December 31, 2002. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at December 31, 2002 was $825,000.

Subsequent event

          On February 7, 2003 our Board of Directors authorized the issuance of up to $3 million in 10% Convertible Subordinated Promissory Notes due 2006 Series B (the "Subordinated B Notes"). On February 21, 2003, we closed the financing by issuing $2.7 million of the Subordinated B Notes. The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. There is no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price on the date the transaction closed. The Subordinated B Notes pay interest at 10% in stock or cash at our option, and mature on October 19, 2006, the same date as Crown's Senior, Secured and Subordinated Notes. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors. Based upon our current business plan, we estimate this financing provides us with adequate funding through 2004.

Related party transactions

             Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns 41.2% of Solitario Resources Corporation ("Solitario"). Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement, Solitario reimburses Crown for direct out-of-pocket expenses; payment of between 25% and 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Management service fees paid by Solitario were $449,000 for 2002, $590,000 for 2001 and $414,000 for 2000.

             We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each stockholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after April 15, 2002. As of December 31, 2002, the Signing Shareholders collectively held 523,418 shares or approximately 13.6% of the outstanding shares of Crown. As of December 31, 2002, Solitario owns 182,440 shares of Crown common stock, received as interest on its Senior Notes, has warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

             In October 2001 Solitario invested in two Senior Notes, which totaled $1,000,000 of the $3,600,000 principal amount of Senior Notes issued. The proceeds of $350,000 from the first note (the "Solitario Note") were delivered to us. The proceeds from the second note from Solitario, and the remaining Secured Notes of $2,600,000 or $3,250,000 in total, were placed in escrow pending the outcome of our Bankruptcy. In March 2002 an additional $200,000 was advanced to us out of escrow of which Solitario's share of the advance was $56,000. Our Plan was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to us on the Effective Date. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction on the escrowed Senior Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders.

             On June 26, 2001 Solitario agreed to acquire 200,000 shares of Canyon Resources Corporation common stock from CRCC at its fair market value of $200,000 at that date. Solitario sold the shares for $245,000 in February 2002, the fair market value at that date. The transaction provided additional working capital to CRCC, and was approved by independent Board members of both Crown and Solitario.

          On February 21, 2003, Solitario invested $400,000 in the Subordinated B Notes on the same terms and conditions as all other investors. See Subsequent Event above.

Exploration Activities

          Historically, a significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which it has an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and lease obligations, we consider the fact that our obligations to make such payments fluctuate greatly depending on whether, among other things we make a decision to sell a property interest, convey a property interest to a joint venture, or to allow its interest in a property to lapse by not making the work commitment or payment required.

          We estimate that during 2003 there will be no work commitments remaining to be fulfilled on our existing properties. We estimate we will pay approximately $22,000 for our share of rental obligations and other property payments for 2003.

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

          We expense all exploration costs incurred on properties other than acquisition costs prior to the establishment of proven and probable reserves. All exploration costs capitalized on properties with proven and probable reserves are periodically evaluated to assess their recoverablility as discussed below.

          We record the proceeds from the sale of property interests as a reduction of the related property's capitalized cost. Proceeds that exceed the capital cost of the property are recorded as revenue. When such proceeds are associated with properties subject to a joint venture, they are recorded as revenue in accordance with the terms of the joint venture and the transfer of the property interest to the joint venture partner during the term of the joint venture.

          We regularly perform evaluations of our assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to mineral properties were to $2,542,000 in 2000. There were no mineral property write-downs in 2002 or 2001. The write-down for 2000 included our decision to write off our Cord Ranch and Kings Canyon properties due to low gold prices resulting in a $2,482,000 charge to operations.

          Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, waste-to-ore ratio, and ore type. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve assumes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, and operating costs. The proven and probable reserves figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold will be realized. Ounces of gold in the proven and probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. As discussed below, the ultimate recovery of our mineral reserves is dependent on obtaining necessary permits for the Buckhorn Mtn. Project.

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

          We engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Buckhorn Mtn Project reserves in March 2000. Per the MRA report, Crown is reporting proven and probable reserves of 2,139,000 tons at a grade of 0.392 for a total of 839,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to reduce surface subsidence and to increase the recoverable underground ounces.

          As part of the analysis of the Buckhorn Mtn. Project reserves subsequent to the January 2000 PCHB ruling, we retained Gochnour and Associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the MRA mine design is legally permittable. Although we and Gochnour are not aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

          Construction of the Buckhorn Mtn. Project will not begin prior to the successful completion of permitting and resolution of potential legal and administrative challenges. Potential delays due to the appeals process, the permit process or litigation are difficult to quantify. There are no assurances that required permits will be issued in a timely fashion, that we will prevail in current or future legal actions or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the Buckhorn Mtn. Project.

          Additionally, uncertainties exist with respect to the timing of commercial production at the Buckhorn Mtn. Project, as well as the potential fluctuation in gold prices, which could have a material effect upon our ability to fund our operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to us, if at all.

New Accounting Pronouncements

          In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS  No. 148").  SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

          In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates inconsistencies between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications. This statement requires that gains and losses from debt extinguishment should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion 30. This Statement also amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their meanings under changed conditions. We adopted SFAS 145 as of January 1, 2003. The adoption of this Statement has not had a material effect on our financial position or results of operations.

          In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with these costs and generally requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS does not apply to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We are studying the effect, if any, this Statement would have on the cost to develop the Buckhorn Mtn. Project, including whether we would have any asset retirement obligations, which are covered, under the scope of SFAS 143. We adopted Statement 143 as of January 1, 2003. The adoption of this Statement has not had a material effect on our financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

          Crown is exposed to market risks associated with changes in interest rates as it relates to its cash and short term investments, and commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of its exploration and development projects. Both the Senior Notes and the Debentures are not subject to market risk because they have a fixed interest rate and a repayment amount payable either in cash or common stock of Crown. Crown does not use financial or other derivative instruments to manage market risk. A hypothetical change of one percent in the interest rate earned on short-term investments during 2001 would have resulted in an increase or decrease of less than $0.1 million in net income. A change of 10% in the price of gold, silver or zinc would not have had a material change in the assets, liabilities or net income of Crown.

Item 8. Financial Statements and Supplementary Data
CROWN RESOURCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Independent Auditors' Report	22

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001	23

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	24

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	25

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	26

Notes to Consolidated Financial Statements	27

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

  of Crown Resources Corporation

Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheets of Crown Resources Corporation and subsidiaries (Crown) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Denver, Colorado

March 24, 2003

CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
	December 31,
	2002	2001
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$ 1,033	$ 110
Restricted short-term investments	79	79
Escrowed cash, secured notes	-	3,263
Marketable equity securities available for sale	170	-
Prepaid expenses and other	103	102
Total current assets	1,385	3,554

Mineral properties, net	14,980	14,363
Other assets:
Equity in unconsolidated subsidiary	2,800	3,291
Other	68	57
Total other assets	2,868	3,348
	$19,233	$21,265

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 287	$ 153
Convertible debentures	-	15,000
Current portion of long-term debt	70	68
Convertible senior notes payable, net of discount	-	2,336
Convertible secured notes payable, related party, net of discount	-	898
Accrued interest payable	203	812
Total current liabilities	560	19,267

Long term liabilities:
Convertible senior notes payable, net of discounts	83	-
Convertible senior notes payable, related party, net of discounts	34	-
Convertible secured notes payable, net of discounts	847	-
Convertible subordinated notes payable	4,000	-
Long-term note payable	97	148
Deferred taxes	2,975	-
Total long term liabilities	8,036	148

Commitments and contingencies (Notes 2, 4 and 7)

Stockholders' equity
Preferred stock, $0.01 par value; authorized 40,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value: authorized 100,000,000 shares; issued and outstanding; 3,851,162 and 2,910,660 at December 31, 2002 and 2001, respectively	39	29
Additional paid-in capital	39,541	35,546
Deferred compensation	(293)	-
Accumulated deficit	(28,709)	(33,644)
Accumulated other comprehensive income (loss)	59	(81)
Total stockholders' equity	10,637	1,850
	$19,233	$21,265

See notes to consolidated financial statements

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per	Year Ended December 31,
share amounts)	2002	2001	2000

Revenues:
Mineral property option proceeds	$ -	$ -	$ 100
Royalty income	-	-	112
Interest income	35	34	344
Gain on sale of assets and mineral properties	171	214	5,845
Total revenues	206	248	6,401

Costs and expenses:
Exploration	4	5	903
Depreciation, depletion and amortization	7	11	39
General and administrative	607	828	1,171
Interest	980	1,046	971
Asset write-downs	-	-	2,542
Other, net	-	-	(2)
Total costs and expenses	1,598	1,890	5,624
Operating income (loss)	(1,392)	(1,642)	777
Equity in loss of unconsolidated subsidiary	(662)	(1,506)	(295)
Income (loss) before minority interest and reorganization costs	(2,054)	(3,148)	482
Minority interest in income of subsidiary	-	-	(2,141)
Reorganization costs	387	-	-
Net loss before income taxes and extraordinary item	(2,441)	(3,148)	(1,659)
Income tax benefit	452	-	-
Net loss before extraordinary item	(1,989)	(3,148)	(1,659)
Gain on discharge of convertible debentures, net of deferred tax	6,924	-	-
Net income (loss)	$ 4,935	$(3,148)	$(1,659)
Per common and common equivalent share:
Basic and diluted loss before extraordinary item	$ (0.62)	$ (1.08)	$ (0.57)
Extraordinary income	2.14	-	-
Basic and diluted income (loss) per common and common equivalent share	$ 1.52	$ (1.08)	$ (0.57)
Basic and diluted weighted average number of common and common equivalent shares outstanding	3,237	2,911	2,911

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)
						Accumulated
			Additional			Other
(in thousands, except	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive
share amounts)	Shares	Amount	Capital	Compensation	Deficit	Income (loss)	Total

Balance January 1, 2000	2,907,939	$ 29	$34,919	$ -	$(28,837)	$ (131)	$ 5,980

Issuance of shares:
For services	2,721	-	25	-	-	-	25
Disproportionate share of sale of subsidiary stock			218				218
Comprehensive income (loss):
Net loss	-	-	-	-	(1,659)	-	(1,659)
Net unrealized loss on marketable equity securities	-	-	-	-	-	131	131
Comprehensive loss	-	-	-	-	-	-	(1,528)
Balance December 31, 2000	2,910,660	29	35,162		(30,496)	-	4,695

Issuance of warrants			379				379
Disproportionate share of sale of subsidiary stock			5				5
Comprehensive loss:
Net loss	-	-	-		(3,148)	-	(3,148)
Net unrealized loss on subsidiary marketable equity securities	-	-	-	-	-	(81)	(81)
Comprehensive loss	-	-	-	-	-	-	(3,229)
Balance, December 31, 2001	2,910,660	29	35,546		(33,644)	(81)	1,850

Issuance of shares for interest	1,007,082	10	400				410
Shares cancelled in bankruptcy	(66,580)	-	-				-
Beneficial conversion feature on debt issued	-	-	4,478				4,478
Fair value of warrants issued			286				286
Deferred taxes on beneficial conversion feature	-	-	(1,637)				(1,637)
Intrinsic value of variable plan options issued	-	-	468	(468)			-
Variable plan option compensation				175			175
Comprehensive income:
Net income	-	-	-		4,935	-	4,935
Net unrealized gain on subsidiary marketable equity securities	-	-	-		-	141	141
Net unrealized loss on marketable equity securities	-	-	-	-	-	(1)	(1)
Comprehensive income	-	-	-	-	-	-	5,075
Balance , December 31, 2002	3,851,162	$ 39	$39,541	$ (293)	$(28,709)	$ 59	$10,637

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2002	2001	2000

Operating Activities:
Net income (loss)	$4,935	$(3,148)	$(1,659)
Adjustments to reconcile net income (loss) to cash:
Depreciation, depletion and amortization	7	79	141
Asset write-downs		-	2,542
Common stock issued for services	-	-	25
Common stock issued for interest	410
Variable option compensation	175	-	-
Minority interest		-	2,141
Equity in loss of unconsolidated subsidiary	662	1,506	295
Amortization of note discounts	208	12	-
Deferred income taxes	(452)	-	-
Gain on sale of assets	(171)	(211)	(5,845)
Extraordinary gain on discharge of convertible debentures	(6,924)	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other	(22)	24	(59)
Accounts payable and other current liabilities	496	575	3
Net cash used in operating activities	(676)	(1,163)	(2,416)

Investing Activities:
Additions to mineral properties	(617)	(224)	(258)
Proceeds from asset sales	-	211	5,725
Cash effect of Solitario deconsolidation	-	-	(6,908)
Increase in other assets	(18)	(5)	(346)
Net cash used in investing activities	(635)	(18)	(1,787)

Financing Activities:
Secured note financing	3,284	350	-
Payment on long term note	(50)	(30)	-
Payment on discharge of convertible debentures	(1,000)	-	-
Net cash provided by financing activities	2,234	320	-

Net increase (decrease) in cash and cash equivalents	923	(861)	(4,203)

Cash and cash equivalents, beginning of year	110	971	5,174

Cash and cash equivalents, end of year	$ 1,033	$ 110	$ 971

Supplemental disclosure of cash flow information:
Non-cash transactions:
Securities received for mineral property transaction	$ 171	$ -	$ -
Issuance of securities on discharge of convertible debentures:
Secured notes payable	2,000	-	-
Subordinated notes payable	4,000	-	-
Warrants	286	-	-
Cash placed in escrow from secured note financing	-	3,250	-
Long-term debt assumed for mineral property transactions	-	237	-
Issuance of warrants	-	379	-
Cash paid for interest	-	431	868
Disposition of interest in subsidiary	-	-	218

See notes to consolidated financial statements.

1.Business and Summary of Significant Accounting Policies:

Business

          Crown Resources Corporation and its subsidiaries ( "Crown") engage principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United States. Prior to October 18, 2000 Crown held properties in Peru through Solitario Resources Corporation ("Solitario"), which is currently a 41.2%-owned unconsolidated subsidiary. Crown's operations constitute a single business segment.

          Crown has historically derived its revenues principally from royalty interests and interest income and to a lesser extent from the option and sale of property interests and from the sale of its share of gold produced from its properties.

          Crown currently has no source of recurring revenue and Crown anticipates any future recurring revenue would only occur after the successful development of the Buckhorn Mtn. Project, described below in Note 2. The successful development of the Buckhorn Mtn. Project is dependent on several factors, many of which are beyond the control of Crown. Crown cannot provide any assurance it will be able to successfully permit and develop the Buckhorn Mtn. Project. See Liquidity and Capital Resources, and Environmental Permitting and Legal below.

          We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration activity other than at our Buckhorn Mtn Project. Our current objective is to complete the permitting process for development of our Buckhorn Mtn. Project. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, we will need significant additional financial resources to develop the Buckhorn Mtn. Project and we cannot assure you that we will be able to obtain such financial resources. We currently estimate the development of the Buckhorn Mtn. Project to require up to $91 million.

          As discussed in Note 12, in February 2003, Crown raised $2.7 million in a debt financing. Based upon our current business plan, we estimate this financing provides us with adequate funding through 2004.

Corporate Reorganization

           On March 8, 2002, Crown filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy Crown filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). As part of the Plan, Crown restructured its existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which are being proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;

(ii)

$2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share. The Secured Notes are pari-passu to and have essentially the same terms as the Senior Notes, discussed below, including a 10% interest rate payable in cash or common stock at Crown's option, and a maturity date of October 2006. The number of shares of common stock paid for interest, will be calculated based on the stated interest rate for the period divided by the conversion price of $0.35 per share.

(iii)	Warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share;

(iv)

$4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share. The Subordinated Notes pay interest at 10% in stock or cash at Crown's option, and mature on the same date as the Secured Notes. The number of shares of common stock paid for interest, will be calculated based on the stated interest rate for the period divided by the conversion price of $0.75 per share.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1 million to the Disbursing Agent on the Effective Date. As of December 31, 2002, the Disbursing Agent had delivered $820,000 in cash, $1,639,000 in Secured Notes, $3,279,000 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants to purchase 4,683,799 shares of Crown common stock to Debenture holders who had presented $13,395,000 in Debenture certificates. As of March 7, 2003, $1,605,000 in Debenture certificates have not been presented. Pending presentation of these $1,605,000 in Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes will be paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes and warrants will revert to Crown.

          The Plan provided that all other liabilities of Crown would be paid in the normal course.

          As part of the Plan Crown effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of Crown's Preferred Stock would receive no distribution. Accordingly, 66,580 shares of common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled. The Plan contemplated that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock. The Plan also approved the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan Crown may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As part of the Plan, Crown filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

          While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of the assets of Crown immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, Crown did not adopt fresh start reporting and will continue to recognize its historical basis of accounting.

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

          On October 18, 2000, Solitario completed a Plan of Arrangement with Altoro Gold Corp. of Vancouver, Canada ("Altoro"), whereby Altoro became a wholly owned subsidiary of Solitario. In connection with the Plan of Arrangement, Solitario issued 6,228,894 shares to Altoro shareholders and option holders. Solitario also reserved 825,241 Solitario shares for issuance upon the exercise of 825,241 warrants issued in exchange for Altoro warrants. On October 24, 2000, Solitario issued 261,232 shares upon the exercise of the above warrants. The remaining warrants have since expired unexercised. After the issuance of the shares in connection with the Plan of Arrangement, shares issued upon the exercise of the warrants discussed above, and the issuance of 62,487 shares during 2001, Solitario has 23,407,134 shares outstanding of which Crown owns 9,633,585 shares or 41.2%.

          Accordingly, Crown has accounted for its investment in Solitario under the equity method since October 2000. Solitario's income, expense and minority interest are included in the Consolidated Statement of Operations of Crown through October 2000. Crown's interest in the net assets of Solitario is shown in the Consolidated Balance Sheet as of December 31, 2002 and 2001 as equity in unconsolidated subsidiary. Crown's share of Solitario's net loss for the years ended December 31, 2002 and 2001 and from October 2000 through December 31, 2000 is shown as equity in loss of unconsolidated subsidiary in the Consolidated Statement of Operations.

Use of estimates

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

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

          Crown expenses all exploration costs incurred on properties other than acquisition costs prior to the establishment of proven and probable reserves. All exploration costs capitalized on properties with proven and probable reserves are periodically evaluated to assess their recoverablility as discussed below.

          Crown regularly performs evaluations of its assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon discounted future net cash flows from the asset. Write-downs relating to mineral properties were to $2,542,000 in 2000. There were no mineral property write-downs in 2002 or 2001. The write-down for 2000 included Crown's decision to write off its Cord Ranch and Kings Canyon properties due to low gold prices resulting in a $2,482,000 charge to operations. At December 31, 2002 and 2001, Crown capitalized costs of $14,980,000 and $14,363,000, respectfully, related entirely to the Buckhorn Mtn. Project. The recoverability of these costs is dependent on, among other things, the successful permitting and development of the Project.

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

Revenue recognition

          Royalty revenue is recognized when product is delivered in-kind or cash payments are received. As of December 31, 2002 Crown does not have any properties producing royalties.

Long-term debt discounts

          Long-term debt discounts are reflected as reductions to the carrying value of the related debt instruments. These debt discounts are accreted to interest expense using the effective interest method over the term of the debt.

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

Comprehensive income (loss)

          Comprehensive income or loss includes changes between the cost basis and the fair value of marketable equity securities unless a decline in the fair value of the marketable equity security is deemed permanent. Crown records any gain loss in the consolidated statement of operation s upon the sale of marketable equity securities in the period in which the security is sold.

Reverse Stock Split

          Crown effected a one for five reverse split of its common stock in connection with the Plan on the Effective Date. All prior reported common stock amounts have been adjusted and are presented as though the reverse stock split occurred on January 1, 2000.

Earnings (loss) per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2002, 2001, and 2000. Securities that could potentially dilute earnings per share, which include stock options, warrants and convertible debt securities, were approximately 41,108,000 shares in 2002, 24,100,000 shares in 2001 and 3,618,000 shares in 2000. The effects of these securities are not included in the computation of diluted per share amounts where their inclusion would be anti-dilutive to earnings before extraordinary item. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary item.

Employee stock compensation plans

          Crown follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ("APB 25"). Under the terms of Crowns's stock option plans, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. As a result of repricing options under Crown's 1988 Stock Benefit Plan (the "1988 Plan") and Crown's 1991 Stock Incentive Plan (the "1991 Plan") in 1998 and 1999, Crown began to account for those options grants using variable plan accounting as of July 2000. The Plan of Reorganization rejected both the 1991 Plan and the 1988 Plan and all option awards canceled. The Plan approved Crown's 2002 Stock Incentive Plan (the "2002 Plan"). In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly Crown will account for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25.

          Pro forma information has been computed as if Crown had accounted for its stock options under the fair value method of SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000 grants, respectively; risk-free interest rates of 3.85%, 4.74%, and 6.65%; dividend yields of 0%; volatility factors of the expected market price of Crown's common stock of 88%, 69% and 66%; and a weighted average expected life of the options of 3.5 years in 2002, 4.2 years in 2001 and 4.2 years in 2000. The weighted average fair values of the options granted are estimated at $0.24, $0.15, and $0.59 per share in 2002, 2001 and 2000, respectively. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:
(in thousands, except per share amounts)	2002	2001	2000
Net gain (loss)
As reported	$4,935	$(3,148)	$(1,659)
Pro forma	4,598	(3,185)	(1,826)
Basic and diluted gain (loss) per share:
As reported	1.52	$ (1.08)	$ (0.57)
Pro forma	1.42	$ (1.09)	$ (0.63)

Minority interest

          Minority interest represents the minority stockholders' proportionate interest in the equity of Solitario prior to 0ctober 18, 2000. Crown owned 41.2% of Solitario at December 31, 2002 and 2001 and 41.3% of Solitario at December 31, 2000.

New accounting pronouncements

          In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS  No. 148").  SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Crown will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

          In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates inconsistencies between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications. This statement requires that gains and losses from debt extinguishment should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion 30. This Statement also amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their meanings under changed conditions. Crown has adopted SFAS 145 as of January 1, 2003. The adoption of this Statement has not had a material effect on Crown's financial position or results of operations.

          In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with these costs and generally requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS does not apply to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Crown is studying the effect, if any, this Statement would have on the cost to develop the Buckhorn Mtn. Project, including whether it would have any asset retirement obligations, which are covered, under the scope of SFAS 143. Crown has adopted Statement 143 as of January 1, 2003. The adoption of this Statement has not had a material effect on Crown's financial position or results of operations.

2. Mineral Properties:

United States

          Buckhorn Mtn. Project

          In 2002, Crown changed the name of the Crown Jewel Project to the Buckhorn Mtn. Project to underscore the significant differences between Crown's new underground mining approach and that of Newmont 's Crown Jewel open pit proposal.

          On July 23, 2001, Crown completed an agreement with Battle Mountain Gold Company, a wholly owned subsidiary of Newmont Mining Corporation (both companies referred to as "Newmont") to terminate its joint venture on the Buckhorn Mtn. Project, where Newmont was earning a 54% interest in the Buckhorn Mtn. Project by building a 3,000-ton per day milling facility. As part of the agreement Crown became the sole owner and manager of the Buckhorn Mtn. Project and granted Newmont a sliding scale royalty on the first one million ounces of gold. The royalty varies with the price of gold and Crown may purchase the royalty from Newmont for a payment of $2 million any time over the next five years. During 2002 Crown began seeking regulatory approval and permits to operate a primarily underground mining operation at the Buckhorn Mtn. Project, which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont. Crown's underground proposal, still in the planning stages, would move less than 10% of the material of the Newmont plan and estimates the total ore produced at approximately 3.3 million tons. Crown recorded $353,000 in mineral property additions in connection with the termination of the joint venture related to the assumption of liabilities of $116,000 in property taxes payable in 2001 and $237,000 for a $250,000 note payable (the "Keystone Note"), due in February 2002.

          On January 19, 2000, the State of Washington Pollution Control Hearings Board ("PCHB") issued a ruling vacating the previously granted 401 Water Quality Permit for the Crown Jewel Project issued by the Washington Department of Ecology ("WDOE"). The ruling also reversed certain water rights issued by the WDOE for the Crown Jewel Project.

          In light of the ruling by the PCHB, Crown engaged an independent mining engineering firm Mine Reserves Associates ("MRA") to evaluate an alternative mine plan that would have reduced environmental impacts. Crown also engaged Gochnour and Associates, ("Gochnour") an independent permitting consultant to evaluate the ability to obtain permits for the alternative mine plan. Based upon reports from MRA and Gochnour, Crown has determined the Buckhorn Mtn. Project contains sufficient recoverable reserves as of December 31, 2002 to recover Crown's investment.

          Cord Ranch

          Crown held certain mineral claims in the Dixie Creek and Pinon Range prospects adjacent to Cord Ranch. In September 1994, Crown signed an agreement, which has been assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). As of December 31, 1998, Royal Standard had earned a 70% interest in these properties.

          On September 4, 2002, Crown sold its entire 30% interest in the Cord Ranch properties to Royal Standard for one million shares of common stock of Royal Standard. Crown recorded a gain on sale of $171,000, which equaled the market value of the shares received on the date of sale, as Crown had no carrying value for its interest in the Cord Ranch Properties.

          Kings Canyon

          The Kings Canyon property in Utah consists of 360 acres of unpatented claims. Crown holds a 100% interest in the property, subject to a 4% NSR royalty to third parties. Crown estimates the Kings Canyon property hosts a mineral deposit that contains 6.8 million tons of mineralized material grading 0.030 opt of gold at a cutoff grade of 0.013 opt gold. There are no capitalized costs related to the Kings Canyon property as of December 31, 2002. Crown will continue to maintain the property and will seek a joint venture partner to further evaluate and develop the Kings Canyon property.

Mexico

          From 1997 to 2000 Crown conducted exploration and reconnaissance activities in Mexico, focusing its efforts in the state of Durango. In early 1999, Crown acquired the San Juan de Minas property covering approximately 700 acres. During 2000 Crown dropped the San Juan de Minas property resulting in a $59,000 write-down.

South America

          Crown, through Solitario, has leased mineral properties and held exploration concessions or has filed applications for concessions in Peru, Bolivia and Brazil. At December 31, 2002, Crown holds no direct interest in properties located in South America.

Land leasehold and exploration and development costs

          Mineral property costs for Crown's properties are comprised of the following:
	December 31,
	2002	2001
(in thousands)
Land and leasehold costs	$11,411	$11,358
Exploration and development costs	4,170	3,606
	15,581	14,964
Less accumulated depreciation, depletion and amortization	(601)	(601)
	$14,980	$14,363

          There were no land and leasehold costs related to mineral properties for which exploration activities had not yet identified the presence of proven and probable reserves as of December 31, 2002 and 2001.

          At December 31, 2002 and 2001, the carrying value of the Buckhorn Mtn. Project amounted to $14,980,000 and $14,363,000 respectively. The Buckhorn Mtn. l Project represents Crown's total proven and probable gold reserves and its only property in development. Crown had no foreign assets at December 31, 2002 and 2001.

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

          As discussed in Note 1, effective October 18, 2000, Crown accounts for its investment in Solitario under the equity method. The market value of Crown's 9,633,585 shares was $3,973,000 at December 31, 2002. Condensed financial information of Solitario is as follows:
Balance Sheets	As of December 31,
(in thousands)	2002	2001
Assets
Current assets	$1,952	$3,168
Mineral properties, net	3,743	3,693
Other	1,208	1,242
Total assets	$6,903	$8,103
Liabilities and stockholders' equity
Current liabilities	$ 99	$ 106
Stockholders' equity	6,804	7,997
Total liabilities and stockholders' equity	$6,903	$8,103

Statements of Operations	Year Ended December 31,
(in thousands)	2002	2001	2000
Revenues	$ 137	$ 236	$6,271
Costs and expenses	1,807	3,893	1,986
Net income (loss)	$(1,670)	$(3,657)	$4,285

4. Long-term Debt:

          Senior Notes

          In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Crown used $1,000,000 of the proceeds to pay the cash component of the Debenture restructuring discussed in Note 1 above. Crown expects to use the remaining proceeds to initiate permitting on its Buckhorn Mtn. Project in the state of Washington and for general corporate purposes. The Senior Notes are secured by all of the assets of Crown on a pari-passu basis with the Secured Notes, discussed below. The assets consist primarily of Crown's interest in the Buckhorn Mtn. Project and its wholly owned subsidiary, Crown Resource Corp. of Colorado, whose assets consist primarily of a 41.2% equity interest in Solitario Resources Corporation ("Solitario").

          The Senior Notes have a five-year term and carry a 10% interest rate, payable quarterly in cash or Crown common stock at the conversion prices of $0.35 and $0.2916 per share at the election of Crown. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible. The warrants were exercisable upon issuance. Each warrant is exercisable into a Crown common share at $0.75 per share, subject to adjustment. All funds in escrow were released on the Effective Date. Solitario also invested in a separate Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants.

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

          A summary of the Senior Notes at December 31, 2002 is as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$2,600,000	$ 3,600,000
Unamortized warrant discount	(86,000)	(208,000)	(294,000)
Unamortized conversion feature discount	(880,000)	(2,309,000)	(3,189,000)
Senior Notes balance	$ 34,000	$ 83,000	$ 117,000

The Senior Notes were classified as a current liability at December 31, 2001, pending filing and confirmation of the Plan as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$2,600,000	$3,600,000
Unamortized warrant discount	(102,000)	(264,000)	(366,000)
Senior Notes balance	$ 898,000	$2,336,000	$3,234,000

           Secured Notes

           As discussed above in Note 1, Crown issued $2,000,000 in 10% convertible Secured Notes as part of the Debenture restructuring. The Secured Notes carry a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Secured notes mature in October 2006 and are convertible into Crown common shares at $0.35 per share. The Secured Notes are secured by all of the Assets of Crown on a pari-passu basis with the Senior Notes. Crown also recorded a discount to the Secured Notes for the intrinsic value of the conversion feature on May 30, 2002 of $1,257,000 and credited additional paid-in capital for that amount. This conversion feature discount will be amortized over the remaining life of the Secured Notes as of May 30, 2002 and charged as interest expense. See Interest below.

A summary of the Secured Notes at December 31, 2002 is as follows:

Face amount of Secured Notes	$ 2,000,000
Unamortized conversion feature discount	(1,153,000)
Secured Notes balance	$ 847,000

          Subordinated Notes

          As discussed above in Note 1, Crown issued $4,000,000 in 10% convertible Subordinated Notes as part of the Debenture restructuring. The Subordinated Notes carry a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Subordinated Notes mature in October 2006 and are convertible into Crown common shares at $0.75 per share. The conversion feature of the Subordinated Notes had no intrinsic value on the issuance date and accordingly, there was no discount recorded thereon. See Interest below.

          Convertible Debentures

          On August 27, 1991 Crown completed a European offering of $15,000,000 for its Debentures. The Debentures were convertible into approximately 1,523,000 shares of Crown common stock at $9.85 per share. Interest was payable semiannually in arrears, each February and August. Debt offering costs were amortized over the life of the Debentures.

          In August 2001, Crown defaulted on the Debentures, as Crown did not make the required payment of principal and accrued interest of $431,000, then due. On March 8, 2002 Crown filed for Bankruptcy protection. And on May 31, 2002 its Plan was approved. As part of the Plan, Crown restructured its Debentures. The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the consideration, which is to be proportionally distributed to each Debenture holder as described in Note 1.

          Keystone Note

          In July 2001, as part of the termination of the joint venture with Newmont, Crown assumed a note with a face value of $250,000 due February 22, 2002 (the "Keystone Note"). Crown recorded the Keystone Note at its discounted fair value of $237,000. On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the Keystone Note $30,000 and extending the term of the Keystone Note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. In December 2002, Crown amended the terms of the Keystone Note to extend payment of $20,000 of the note from December 2002 to June 2003. At December 31, 2002, the current portion of the Keystone Note was $70,000.

          Interest

          All of the above noted discounts are being amortized to interest expense over the respective terms of the underlying instruments. Under generally accepted accounting principals, the discount amortization is computed using the interest method, so as to result in a constant rate of interest, related to the discounts, over the term of the Notes.

          Crown may pay interest in Crown common shares, at its election, on the Senior Notes, the Secured Notes and the Subordinated Notes. The number of shares paid is determined by dividing the interest accrued and payable on an interest payment date by the conversion price of $0.35 for the Escrowed Notes, $0.2916 on the Solitario Note, $0.35 for the Secured Notes and $0.75 for the Subordinated Notes. Crown accrues interest at the nominal rate of 10% during the period the notes are outstanding. For interest paid in Crown common shares, interest expense is adjusted on the interest payment date to the market value of the common shares issued on that date.

Crown recorded the following amounts to interest expense related to long-term debt:
(in thousands)	Year ended December 31,
	2002				2001	2000
			Subor-
	Senior	Secured	dinated		Senior
	Notes	Notes	Notes	Total	Notes	Total	Total
Notes:	$261	$121	$158	$540	$ 72	$ 72	$ -
Warrant discount amortization	72	-	-	72	12	12	-
Conversion feature discount amortization	32	104	-	136	-	-	-
Total	$365	$225	$158	748	$ 84	84	-
Convertible debentures				231		953	971
Other long term debt				1		9	-
Total interest expense				$980		$1,046	$971

          Future minimum payments

          The following shows the future minimum payments on long-term debt:
(in thousands)	2003	2004	2005	2006	Total
Senior Notes	$ -	$ -	$ -	$3,600	$3,600
Secured Notes	-	-	-	2,000	2,000
Subordinated Notes	-	-	-	4,000	4,000
Long-term debt	70	50	50	-	170
Total payments	$ 70	$ 50	$ 50	$9,600	$9,770

5. Income Taxes:

          Crown's income tax expense (benefit) from continuing operations consists of the following:
(in thousands)	2002	2001	2000
Deferred:
U.S.	$(290)	$(388)	$(1,486)
Foreign	-	-	(347)
Operating loss and credit carryovers:
U.S.	(162)	388	1,486
Foreign	-	-	347
Income tax expense (benefit)	$(452)	$ -	$ -

          Upon confirmation of the Plan, Crown recorded a gain on the discharge of the Debentures of $8,684,000. For income tax purposes, Crown's NOL carryovers were directly offset by the gain. The effect of the NOL carryover reduction net of the associated valuation allowance resulted in deferred income tax expense of $1,760,000. The gain, net of the associated deferred tax expense, is reported as an extraordinary gain in the amount of $6,924,000. In addition, income tax expense of $1,637,000 associated with the recording of the conversion feature discount was charged to stockholders' equity.

          Consolidated loss before income taxes includes losses from foreign operations of $0, 1,000, and $750,000 in 2002, 2001 and 2000, respectively.

          The net deferred tax liabilities in the accompanying December 31, 2002 and 2001 balance sheets include the following components:
(in thousands)	2002	2001
Deferred tax assets:
Net operating loss ("NOL") carryovers	$1,076	$8,655
Capital loss carryovers	-	261
Alternative minimum tax (AMT) credit carryovers	-	325
Investment in equity method investee	1,849	1647
Other	68	7
Valuation allowance	-	(6,577)
Deferred tax assets	2,993	4,318

Deferred tax liabilities:
Exploration and development costs	3,928	3,855
Depreciation, depletion and amortization	463	463
Unamortized warrant discount	100	-
Unamortized conversion discount	1,477	-
Deferred tax liabilities	5,968	4,318
Net deferred tax liabilities	$2,975	$ -

          A reconciliation of expected federal income tax expense (benefit) from continuing operations at the U.S. statutory rates with the expense (benefit) for income taxes is as follows:
(in thousands)	2002	2001	2000
Expected income tax (benefit)	$ (830)	$(1,070)	$ 164
Nondeductible foreign expenditures	-	-	62
Disposition of investment in Peru	-	-	1,916
Deconsolidation of Solitario	-	-	2,240
State income tax benefit	-	-	309
Section 382 limitation	5,751	-	-
Change in valuation allowance	(5,373)	983	(4,663)
Other	-	87	(28)
Income tax (benefit)	$ (452)	$ -	$ -

          In connection with the confirmation of the Plan, Crown had a greater than fifty-percent change of ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Crown's carryovers is limited to approximately $121,000 per year

          At December 31, 2002 Crown had unused NOL carryovers of approximately $3,165,000, to expire through 2022.

6. Fair Value of Financial Instruments:

          For certain of Crown's financial instruments, including cash and cash equivalents, and short-term investments, the carrying amounts approximate fair value due to their short maturities. The estimated fair value at December 31, 2002, based on quoted market prices, of Crown's Senior, Secured and Subordinated Notes was $4,500,000, $2,500,000 and $3,400,000 respectively. The estimated fair value at December 31, 2001, based upon quoted market prices, of the Debentures was $3,000,000. The estimated fair value at December 31, 2001, based upon the last sale of the notes, of Crown's Senior Notes was $3,600,000.

7. Commitments and Contingencies:

          In acquiring its interests in mineral claims and leases, Crown has entered into lease agreements, which generally may be canceled at its option. Crown is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. Crown estimates its 2003 mineral property rentals and option payments to be approximately $22,000. Additionally, Crown has no estimated work commitments for 2003.

          Crown has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 2002, 2001 and 2000 was $40,000, $43,000 and $45,000, respectively.

          Crown leases office space under non-cancelable operating leases providing for minimum annual rent payments of $39,000 in 2003, and $20,000 in 2004, with no fixed commitments thereafter. Rent expense for all leases was $70,000, $73,000, and $78,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. Stock Option Plans:

          The Plan approved the 2002 Crown Stock Incentive Plan (the "2002 Plan"). The 2002 Plan reserved 5,000,000 shares of Crown common stock for grants under the 2002 Plan. The 2002 Plan provides that the Board of Directors may: (a) grant incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986; (b) grant options other than incentive stock options ("non-qualified stock options); (c) award stock bonuses; (d) sell and issue shares pursuant to certain restrictions under the 2002 Plan; and (e) award performance based awards as defined under the 2002 Plan. On July 12, 2002, the Board of Directors granted options for 3,375,000 shares at an exercise price of $0.40, the market value of the stock on the date of grant. The options granted expire five years from the date of grant and vest 25 percent on the date of grant, and 25 percent on each anniversary of the date of grant for the next three years. All options vest upon a change in control of Crown as defined. As of December 31, 2002, no options have been exercised or expired from the 2002 Plan.

          The activity in the 2002 Stock Incentive Plan for the year ended December 31, 2002 was as follows:
	2002
		Weighted
		Average
	Amount	Price
Outstanding, beginning of year	-	-
Granted	3,375,000	0.40
Exercised	-	-
Cancelled / forfeited	-	-
Expired	-	-
Outstanding, end of year	3,375,000	0.40
Exercisable, end of year	843,750	0.40

          Crown's 1988 Stock Benefit Plan (the "1988 Plan") and Crown's 1991 Stock Incentive Plan (the "1991 Plan") had terms and conditions similar to the 2002 Plan, except that members of the Board of Directors could only receive formula grants under the 1991 Plan. Up to 1,500,000 shares were reserved for grant under both the 1988 Plan and the 1991 Plan (for a total of 3,000,000). All options outstanding under the 1988 Plan expired in February 2002. Under the Plan of Reorganization, both the 1988 Plan and the 1991 Plan were rejected as executory contracts and all related options were cancelled. As of December 31, 2002, there are no outstanding options for shares under the 1988 Plan or the 1991 Plan.

The activity in the 1988 Plan for the year ended December 31, 2002, 2001 and 2000 was as follows:
	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Price	Amount	Price	Amount	Price
Outstanding, beginning of year	497,000	2.18	545,000	2.14	557,500	2.13
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled / forfeited	-	-	-	-	-	-
Expired	(497,000)	2.18	(48.000)	1.75	(12,000)	1.75
Outstanding, end of year	-	-	497,000	2.18	545,000	2.14
Exercisable, end of year	-	-	497,000	2.18	545,000	2.14

The activity in the 1991 Plan for the year ended December 31, 2002, 2001 and 2000 was as follows:
	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Price	Amount	Price	Amount	Price
Outstanding, beginning of year	1,109,150	1.25	1,099,875	1.71	1,112,600	1.93
Granted	-	-	250,850	0.26	296,455	1.04
Exercised	-	-	-	-	(13,605)	1.75
Cancelled / forfeited	(1,109,150)	1.25	-	-	-	-
Expired	-	-	(241.575)	2.33	(295,575)	1.85
Outstanding, end of year	-	-	1,109,150	1.25	1,099,875	1.71
Exercisable, end of year	-	-	911,900	1.34	900,625	1.77

          As a result of the repricing of existing options in 1999 and 1998, (under both the 1988 and 1991 Option Plans) Crown began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, ("FIN44") "Accounting for Certain Transactions involving Stock Compensation", (an interpretation of APB 25). Accordingly, an increase in the current market price of Crown common stock above the higher of the option strike price and the market price of Crown's common stock subsequent to July 1, 2000, multiplied by vested options outstanding will be recorded as compensation expense in the period of the price increase. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly Crown will account for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25 and FIN44. During 2002 Crown recorded $175,000 of compensation expense related to the vested portion of the 2002 option awards with variable plan accounting for the increase in the intrinsic value of the options. Additionally, Crown recorded $293,000 of deferred compensation related to the unvested portion of these options. This amount will be amortized to compensation expense using the straight-line method over the remaining vesting term. There was no compensation expense recorded during 2001 or 2000 as a result of variable plan accounting.

The following table summarizes Crown's stock options as of December 31, 2002

Options Outstanding				Options Exerciseable
Exercise price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	3,375,000	4.5	$.40	843,750	$.40

9. Related Party Transactions

             Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns 41.2% of Solitario Resources Corporation ("Solitario"). Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of between 25% and 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Management service fees paid by Solitario were $499,000 for 2002, $590,000 for 2001 and $414,000 for 2000.

             Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each stockholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of December 31, 2002, the Signing Shareholders collectively held 523,418 shares or approximately 13.6% of the outstanding shares of Crown. As of December 31, 2002, Solitario owns 182,440 shares of Crown common stock, received as interest on its Senior Notes, has warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

             In October 2001, Solitario invested in two Senior Notes, which totaled $1,000,000 of the $3,600,000 principal amount of Secured Notes issued. The proceeds of $350,000 from the first note (the "Solitario Note") were delivered to Crown. The proceeds from the second note from Solitario, and the remaining Senior Notes of $2,600,000, or $3,250,000 in total, were placed in escrow pending the outcome of Crown's Bankruptcy. In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. Crown's Plan was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on the Effective Date. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction on the Escrowed Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders.

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

          On February 21, 2003, Solitario invested $400,000 in the Subordinated B Notes on the same terms and conditions as all other investors. See Subsequent Event in Note 12 below.

10. Pro Forma Consolidated Financial Information - Unaudited:

          As described in Note 1, Solitario acquired 100% of the outstanding common stock of Altoro (the "Transaction"). Subsequent to the Effective date and as a result of the Transaction, Crown has been accounting for its interest in Solitario under the equity method. Accordingly, the accompanying consolidated statements of operations do not include any revenue or expense of Solitario after the Effective Date. The pro forma results, assuming the transaction occurred for the full year of 2000 are as follows:
Year ended December 31,
(in thousands)	2000
Revenues	$ 232
Net loss	$2,795
Basic and diluted loss per share	$ 0.19

11. Selected Quarterly Financial Data (Unaudited):
	2002				2001
	March	June	Sept.	Dec.	March	June	Sept.	Dec.
	31,	30,	30,	31,	31,	30,	30,	31,
Revenues	$ 1	$ 9	$ 191	$ 4	$ 222	$ 5	$ 2	$ 19
Loss before extraordinary item	(606)	(629)	(282)	(472)	(370)	(665)	(1,213)	(900)
Gain on discharge of convertible debentures, net of deferred tax	-	6,924	-	-	-	-	-	-
Net income (loss	$ (606)	$6,295	$ (282)	$ (472)	$ (370)	$ (665)	$(1,213)	$ (900)
Basic and diluted Loss per share	$(0.21)	$ 2.16	$(0.09)	$(0.15)	$(0.12)	$(0.23)	$ (0.41)	$(0.32)

12. Subsequent event

          On February 7, 2003 Crown's Board of Directors authorized the issuance of up to $3 million in 10% Convertible Subordinated Promissory Notes due 2006 Series B (The "Subordinated B Notes"). On February 21, 2003, Crown closed the financing by issuing $2.7 million of the Subordinated B Notes. The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. There is no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price when the transaction closed. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature on October 19, 2006, the same date as Crown's Senior, Secured and Subordinated Notes. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors.

Item 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

          Not Applicable.

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Directors.

          The information with respect to directors required under this item is incorporated herein by reference to the table set forth under the section captioned "Election of Directors" in our definitive proxy statement in connection with the annual meeting of shareholders (the "2003 Proxy") to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002 pursuant to Section 14(a) of the Securities Exchange Act of 1934.

          (b) Executive Officers.

          The information with respect to executive officers is included under Item 4A of Part I of this report.

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the 2003 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required under Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the 2003 Proxy.

Item 13. Certain Relationships and Related Transactions

          The information required under Item 13 is incorporated herein by reference to the section entitled "Management and Executive Compensation" in the 2003 Proxy.

Item 14. Controls and Procedures.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) 1.	Consolidated Financial Statements: Index on page 21of this Report.

2.	Exhibits. The exhibits as indexed on pages 47 through 48 of this Report are included as a part of this Form 10-K.
3.	Exhibits. The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit

Number                      Description

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.
2.1

Disclosure Statement and Plan of Reorganization, including Exhibits, (incorporated by reference to Exhibit 2.2 to Crown's Form 8-K dated May 31, 2002) Filed with the United States Bankruptcy Court on March 27, 2002 whereby holders of Crown's $15 million of Debentures would exchange on a pro-rata basis, their Debentures for $1 million in cash, $2 million in secured notes and $4 million in unsecured notes. Under the terms of the plan, Crown would undergo a 1 for 5 reverse split of its common stock.

3.1	Crown's Articles of Amendment of the Restated Articles of Incorporation filed with the Washington Secretary of State in connection with the confirmation of Crowns Plan of Reorganization.

3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).

10.1

Stock Purchase Agreement dated February 2, 2000 between Newmont Peru Limited and Solitario Resources Corporation (incorporated by reference to Exhibit 10.21 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.2

First Amendment to Stock Purchase Agreement, dated April 26, 2000, between Newmont Peru Limited and Solitario Resources Corporation (incorporated by reference to Exhibit 10.22 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.3

Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and Christopher E. Herald (incorporated by reference to Exhibit 10.23 to Crown's Form 10-Q for the quarter ended June 30, 2000).*

10.4

Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and Mark E. Jones, III (incorporated by reference to Exhibit 10.24 to Crown's Form 10-Q for the quarter ended June 30, 2000).*

10.5

Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and James R. Maronick (incorporated by reference to Exhibit 10.25 to Crown's Form 10-Q for the quarter ended June 30, 2000).*

10.6

Arrangement Agreement between Altoro Gold Corp of Vancouver, B.C. and Solitario Resources Corporation to proceed with a merger by way of a Plan of Arrangement (incorporated by reference to Exhibit 2.1 to Crown's Form 8-K filed on November 9, 2000).

10.7

Termination agreement, dated July 23, 2001, between Battle Mountain Gold, Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company terminating the Crown Jewel Joint Venture Agreement and Amendments (incorporated by reference to Exhibit 10.27 to Crown's Form 10-Q for the quarter ended June 30, 2001).

10.8

Royalty Deed, dated July 23, 2001, given by Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources, U.S., Inc. to Battle Mountain Gold Company covering production of the first 1 million ounces of gold from the Crown Jewel Project (incorporated by reference to Exhibit 10.28 to Crown's Form 10-Q for the quarter ended June 30, 2001).

10.9

Form of Convertible Note Purchase Agreement and related exhibits dated October 19, 2001 whereby Crown issued $3.6 million in convertible secured notes, convertible into 10,485,714 shares of common stock and warrants which may be exercised into 10,485,714 shares of Crown common stock (incorporated by reference to Exhibit 10.29 to Crown's form 10-Q for the quarter ended September 30, 2001).

10.10	Crown 2002 Stock Incentive Plan approved pursuant to Crown's Disclosure Statement and Plan of Reorganization and forms of option grant *

10.11	First and Second amendments to the Change in Control Agreement between Christopher Herald and Crown dated February 15, 2002 and March 22, 2002, respectively.*

10.12	First and Second amendments to the Change in Control Agreement between Mark E. Jones and Crown dated February 15, 2002 and March 22, 2002, respectively.*

10.13	First and Second amendments to the Change in Control Agreement between James R. Maronick and Crown dated February 15, 2002 and March 22, 2002, respectively.*

11	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the registrant.

21.2	Separate financial statements of Solitario Resources Corporation

24	Powers of attorney.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

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

CROWN RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	March 27, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Christopher E. Herald		Principal Executive Officer and Director	March 27, 2003
Christopher E. Herald Chief Executive Officer

/s/ James R. Maronick		Principal Financial and Accounting Officer	March 27, 2003
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster

/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Christopher M. Harte		the Board of	March 27, 2003
Christopher M. Harte		Directors

/s/ Brian Labadie
Brian Labadie

/s/ F. Gardner Parker
F. Gardner Parker

/s/ Ronald Shorr
Ronald Shorr

By: /s/ James R. Maronick
James R. Maronick, Attorney-in-fact

CERTIFICATIONS

I, Christopher E. Herald, certify that:

1. I have reviewed this annual report on Form 10-K of Crown Resources Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Christopher E. Herald
Christopher E. Herald
Chief Executive Officer

CERTIFICATIONS

I, James R. Maronick, certify that:

1. I have reviewed this annual report on Form 10-K of Crown Resources Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description	Page

2.1

Disclosure Statement and Plan of Reorganization, including Exhibits, (incorporated by reference to Exhibit 2.2 to Crown's Form 8-K dated May 31, 2002) Filed with the United States Bankruptcy Court on March 27, 2002 whereby holders of Crown's $15 million of Debentures would exchange on a pro-rata basis, their Debentures for $1 million in cash, $2 million in secured notes and $4 million in unsecured notes. Under the terms of the plan, Crown would undergo a 1 for 5 reverse split of its common stock.

3.1	Crown's Articles of Amendment of the Restated Articles of Incorporation filed with the Washington Secretary of State in connection with the confirmation of Crowns Plan of Reorganization

3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).

10.1

Stock Purchase Agreement dated February 2, 2000 between Newmont Peru Limited and Solitario Resources Corporation (incorporated by reference to Exhibit 10.21 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.2

First Amendment to Stock Purchase Agreement, dated April 26, 2000, between Newmont Peru Limited and Solitario Resources Corporation (incorporated by reference to Exhibit 10.22 to Crown's Form 10-Q for the quarter ended June 30, 2000).

10.3

Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and Christopher E. Herald (incorporated by reference to Exhibit 10.23 to Crown's Form 10-Q for the quarter ended June 30, 2000).*

10.4

Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and Mark E. Jones, III (incorporated by reference to Exhibit 10.24 to Crown's Form 10-Q for the quarter ended June 30, 2000).*

10.5

Change in Control Agreement, dated June 19, 2000, between Crown Resources Corporation and James R. Maronick (incorporated by reference to Exhibit 10.25 to Crown's Form 10-Q for the quarter ended June 30, 2000).*

10.6

Arrangement Agreement between Altoro Gold Corp of Vancouver, B.C. and Solitario Resources Corporation to proceed with a merger by way of a Plan of Arrangement (incorporated by reference to Exhibit 2.1 to Crown's Form 8-K filed on November 9, 2000).

10.7

Termination agreement, dated July 23, 2001, between Battle Mountain Gold, Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources U.S., Inc. and Battle Mountain Gold Company terminating the Crown Jewel Joint Venture Agreement and Amendments (incorporated by reference to Exhibit 10.27 to Crown's Form 10-Q for the quarter ended June 30, 2001).

10.8

Royalty Deed, dated July 23, 2001, given by Crown Resources Corporation, Crown Resource Corp. of Colorado, Gold Texas Resources, U.S., Inc. to Battle Mountain Gold Company covering production of the first 1 million ounces of gold from the Crown Jewel Project (incorporated by reference to Exhibit 10.28 to Crown's Form 10-Q for the quarter ended June 30, 2001).

10.9

Form of Convertible Note Purchase Agreement and related exhibits dated October 19, 2001 whereby Crown issued $3.6 million in convertible secured notes, convertible into 10,485,714 shares of common stock and warrants which may be exercised into 10,485,714 shares of Crown common stock (incorporated by reference to Exhibit 10.29 to Crown's form 10-Q for the quarter ended September 30, 2001).

10.10	Crown 2002 Stock Incentive Plan approved pursuant to Crown's Disclosure Statement and Plan of Reorganization and forms of option grant *

10.11	First and Second amendments to the Change in Control Agreement between Christopher Herald and Crown dated February 15, 2002 and March 22, 2002, respectively.*

10.12	First and Second amendments to the Change in Control Agreement between Mark E. Jones and Crown dated February 15, 2002 and March 22, 2002, respectively.*

10.13	First and Second amendments to the Change in Control Agreement between James R. Maronick and Crown dated February 15, 2002 and March 22, 2002, respectively.*

11	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the registrant.

21.2	Separate financial statements of Solitario Resources Corporation

24	Powers of attorney.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11

CROWN RESOURCES CORPORATION

Statement Re: Computation of Per Share Earnings

(in thousands, except per share amounts)

(in thousands except per share amounts)	December 31,	December 31,	December 31,
Shares:	2002	2001	2000
Outstanding at beginning of year	2,911	2,911	2,908
Cancelled as part of the Plan of Reorganization	(67)	-	-
Issued during the year	1,007	-	3
Outstanding at end of year	3,851	2,911	2,911

Weighted average number of shares outstanding during the year	3237	2,911	2,911
Net gain (loss) for year	$4,935	$(3,148)	$(1,659)
Basic and diluted gain (loss) per common share	$ 1.52	$ (1.08)	$ (0.57)

Exhibit 21

CROWN RESOURCES CORPORATION

Schedule of Subsidiaries

December 31, 2002

          Crown Resource Corp. of Colorado (100%, incorporated in Colorado)

                Solitario Resources Corporation (formerly Crown Minerals Corp.) (41.2%-owned subsidiary of Crown Resource Corp. of Colorado, incorporated in Colorado)

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

          Group Crown Exploration (100%, incorporated in Mexico City, Mexico)

Exhibit 24

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, of Crown Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Steven A. Webster	March 27, 2003
Steven A. Webster

/s/ Mark E. Jones, III	March 27, 2003
Mark E. Jones, III

/s/ Christopher M. Harte	March 27, 2003
Christopher M. Harte

/s/ Christopher E. Herald	March 27, 2003
Christopher E. Herald

/s/ Brian Labadie	March 27, 2003
Brian Labadie

/s/ F. Gardner Parker	March 27, 2003
F. Gardner Parker

/s/ Ronald Shorr	March 27, 2003
Ronald Shorr

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Crown Resources Corporation (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher E. Herald, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 27, 2003 By: /s/ Christopher E. Herald Christopher E. Herald President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Crown Resources Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Maronick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 27, 2003 By: /s/ James R. Maronick James R. Maronick Chief Financial Officer