Form 10-Q
period 2003-03-31
CROWN RESOURCES CORP
filed 2003-05-15
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2003

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

YES	[X]	NO	[ ]

Indicated by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

YES	[ ]	NO	[X]

          Indicate by checkmark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES	[X]	NO	[ ]

          There were 4,977,263 shares of $0.01 par value common stock outstanding as of April 28, 2003.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except	March 31,	December 31,
per share amounts)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 3,129	$ 1,033
Restricted short-term investments	47	79
Marketable equity securities available for sale	200	170
Prepaid expenses and other	99	103
Total current assets	3,475	1,385
Mineral properties, net	15,245	14,980
Other assets:
Equity in unconsolidated subsidiary	2,668	2,800
Other	67	68
Total other assets	2,735	2,868
	$21,455	$19,233

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 29	$ 287
Current portion of long-term debt	70	70
Accrued interest payable	225	203
Total current liabilities	324	560
Long-term liabilities:
Convertible senior notes payable, net of discounts	111	83
Convertible senior notes payable, related party, net of discounts	46	34
Convertible secured notes payable, net of discount	896	847
Convertible subordinated notes payable	4,000	4,000
Convertible subordinated series B notes payable related party	400	-
Convertible subordinated series B notes payable	2,305	-
Long-term note payable	97	97
Deferred taxes	2,618	2,975
Total long-term liabilities	10,473	8,036
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 4,393,925 and 3011,544 at March 31, 2003 and 2002, respectively	44	39
Additional paid-in capital	40,718	39,541
Deferred compensation	(761)	(293)
Accumulated deficit	(29,370)	(28,709)
Accumulated other comprehensive income	27	59
Total stockholders' equity	10,658	10,637
	$21,455	$19,233

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per		Three months ended
share amounts)		March 31,
2003		2002
Revenues:
Interest income	$ 5	$ 1
Total Revenues	5	1
Costs and expenses:
Depreciation, depletion and amortization	3	2
General and administrative	549	126
Interest expense	409	280
Other	(7)	-
Total costs and expenses	954	408
Operating loss	(949)	(407)
Equity in loss of unconsolidated subsidiary	(52)	(199)
Loss before income taxes	(1,001)	(606)
Income tax benefit	340	-
Net income (loss)	$ (661)	$ (606)
Basic and diluted net income (loss) per common
and common equivalent share	$(0.15)	$(0.21)
Weighted average number of common and
common equivalent shares outstanding	4,303	2,952

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)	Three months ended March 31,
	2003	2002
Operating activities:
Net loss	$ (661)	$ (606)
Adjustments:
Depreciation, depletion, and amortization	3	2
Common stock issued as interest	299	29
Amortization of note discounts	89	19
Equity in loss of unconsolidated subsidiary	52	199
Variable stock option compensation	416	-
Deferred income taxes	(340)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4	(12)
Accounts payable and other current liabilities	(236)	224
Net cash used in operating activities	(374)	(145)

Investing activities:
Increase in other assets	(2)	-
Additions to mineral properties	(265)	(29)
Net cash used in investing activities	(267)	(29)

Financing activities:
Receipt of restricted cash	32	-
Issuance of convertible subordinated series B notes	2,705	-
Cash released from secured notes escrow	-	200
Net cash provided by financing activities	2,737	200

Net increase (decrease) in cash and cash equivalents	2,096	26
Cash and cash equivalents, beginning of period	1,033	110
Cash and cash equivalents, end of period	$3,129	$ 136

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Accounting Policies

General

          The accompanying consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three ended March 31, 2003 and 2002 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

New Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, amendment of FASB Statement 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 affects the accounting for gains and losses from extinguishment of debt, intangible assets of motor carriers and certain lease transactions. SFAS 145 requires gains or loss from extinguishment of debt to be reported as either ordinary income or loss or as extraordinary income or loss in accordance with APB 30. Crown's adoption of SFAS No. 145 on January 1, 2003 has not had a material impact on its consolidated financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 has been adopted by Crown and will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The adoption of this statement has not had a material impact on its consolidated financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" .  SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Crown will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy in the notes to the December 31, 2002 financial statements.

          Crown adopted SFASNo. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The adoption of this statement has not had a material impact on its consolidated financial position or results of operations.

Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" and Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees", ("APB 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan").As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those options grants using variable plan accounting as of July 2000. The Plan of Reorganization (the "Plan") filed inconnection with Crown's bankruptcy in 2002 (see note 2 below) rejected both the 1991 Plan and the 1988 Plan and all option awards canceled. The Plan approved the 2002 Plan. In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25. During the first quarter of 2003, Crown recorded $416,000 of compensation expense related to the intrinsic value of these option awards. There was no compensation expense related to options during the first quarter of 2002. As of March 31, 2003 and December 31, 2002, Crown had recorded $761,000 and $293,000, respectively, of deferred compensation expense related to the intrinsic value of these variable plan accounting options.

          Crown computes pro forma information as if Crown had accounted for its stock options under the fair value method of SFAS Nos. 148 and 123. There were no options awards granted, modified or settled during the first quarter of 2003 or 2002. The following pro forma information is provided for the fair values of options outstanding during these periods.

	For the three months ended March 31,
(in thousands, except per share amounts)	2003	2002
Net loss as reported	$(661)	$(606)
Add: Stock-based compensation expense included in reported net income of , net of related tax effects	275	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32)	(10)
Pro forma net loss	$(418)	$(616)
Basic and diluted net loss per share:
As reported	$(0.15)	$(0.21)
Pro forma	$(0.10)	$(0.21)

2.     Corporate Reorganization

          On March 8, 2002, CRC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy CRC filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 27, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). As part of the Plan, CRC restructured its existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which are being proportionally distributed to each Debenture holder:

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1 million to the Disbursing Agent on the Effective Date. On October 2, 2002, the Disbursing Agent issued $789,000 in cash, $1,577,000 in Secured Notes, $3,155,000 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants entitling the holders of such Warrants to purchase 4,506,662 shares of CRC common stock to Debenture holders who had presented $11,830,000 in Debenture certificates. As of March 31, 2003, $1,245,000 in Debenture certificates have not been presented. Pending presentation of these $1,245,000 in Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes will be paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes or warrants will revert to Crown.

          The Plan provided that all other liabilities of CRC and Crown would be paid in the normal course.

          As part of the Plan Crown recorded a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one for five reverse split would receive no distribution. Crown also cancelled its existing Preferred Stock, held by a wholly-owned subsidiary, which had previously been eliminated in consolidation. The Plan contemplates that, immediately after the approval of the Plan, assuming full dilution, the Senior Note holders would own approximately 52% of the common stock, the Debenture holders would own approximately 41% of the common stock and current shareholders would own approximately 7% of the common stock. The Plan also approved the 2002 Plan as of the Effective Date. The 2002 Plan provides for the Board of Directors to issue stock option grants for a maximum of 5 million shares. The Board of Directors may make grants of options to employees, consultants and members of Crown's Board of Directors.

          As part of the Plan, Crown filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

          While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of the assets of Crown immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, Crown did not adopt fresh start reporting and continues to recognize its historical basis of accounting.

3.     Long Term Debt

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

          A summary of the Senior Notes at March 31, 2003 is as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$ 2,600,000	$3,600,000
Unamortized warrant discount	(80,000)	(195,000)	(275,000)
Unamortized conversion feature discount	(874,000)	(2,294,000)	(3,168,000)
Senior Notes balance	$ 46,000	$ 111,000	$ 157,000

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

A summary of the Secured Notes at March 31, 2003 is as follows:

Face amount of Secured Notes	$ 2,000,000
Unamortized conversion feature discount	(1,104,000)
Secured Notes balance	$ 896,000

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

Subordinated Series B Notes

          On February 7, 2003 Crown's Board of Directors authorized the issuance of up to $3 million in 10% Convertible Subordinated Promissory Notes due 2006 Series B (The "Subordinated B Notes"). On February 21, 2003, Crown closed the financing by issuing $2,705,000 of the Subordinated B Notes. The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. There is no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price when the transaction closed. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature on October 19, 2006, the same date as Crown's Senior Notes, Secured Notes and Subordinated Notes. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors.

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

Crown recorded the following amounts to interest expense related to long-term debt:
	Three months ended					Three months ended
	March 31, 2003					March 31, 2002
	Senior Notes	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Total	Total

Notes	$143	$78	$72	$28	$321	$ 30
Warrant discount	18	-	-	-	18	12
Conversion feature discount	21	49	-	-	70	-
Total	$182	$127	$72	$28	409	42
Convertible debentures
and other long term debt					1	238
Total interest expense					$410	$280

4.     Investment in Unconsolidated Subsidiary

          Crown accounts for its investment in Solitario under the equity method. As of March 31, 2003, the market value of Crown's 9,633,585 shares of Solitario was $2,808,000. As of March 31, 2003, Solitario owned 259,503 shares of Crown common stock, received as interest on its Senior Notes, had warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes. Crown eliminates any intercompany gain or loss on Crown shares or warrants included in Solitario's other comprehensive income until realized by Solitario.

Unaudited condensed financial information of Solitario is as follows:
Balance Sheets	March 31	December 31,
(in thousands)	2003	2002
Assets
Current assets	$1,406	$1,952
Mineral properties (net)	3,743	3,743
Other	2,221	1,208
Total assets	$7,370	$6,903
Liabilities and stockholders' equity
Current Liabilities	$ 111	$ 99
Stockholders' equity	7,259	6,804
Total liabilities and stockholders' equity	$7,370	$6,903

Statements of Operations	Three months ended March 31,
(in thousands)	2003	2002
Revenues	$ 59	$ 31
Costs and expenses	185	514
Net loss	$(126)	$(483)

5.     Comprehensive Loss

The following represents comprehensive income (loss) and its components:
	Three months ended March 31,
(in thousands)	2003	2002
Net income (loss)	$(661)	$(606)
Net unrealized gain (loss) on marketable equity securities:	(32)	36
Comprehensive income (loss)	$(693)	$(570)

6.     Related Party Transactions

          Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns 41.2% of Solitario . Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of between 25% and 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Management service fees paid by Solitario were $97,000 and $132,000, respectively, for the three months ended March 31, 2003 and 2002.

          In October 2001, Solitario invested in two Secured Notes, which totaled $1,000,000 of the $3,600,000 principal amount of Secured Notes issued. See Notes 2 and 3 above. The proceeds of $350,000 from the first note (the "Solitario Note") were delivered to Crown. The proceeds from the second note from Solitario, and the remaining Secured Notes of $2,600,000 or $3,250,000 in total, were placed in escrow pending the outcome of Crown's Bankruptcy. In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. Crown's Plan was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest were released to Crown on June 11, 2002, the effective date of the Plan. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction on the Escrowed Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders.

          Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each stockholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of March 31, 2003, the Signing Shareholders collectively held 516,514 shares or approximately 11.7% of the outstanding shares of Crown. As of March 31, 2003, Solitario owned 259,503 shares of Crown common stock, received as interest on its Senior Notes, had warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

          On February 21, 2003, Solitario invested $400,000 in the Subordinated B Notes on the same terms and conditions as all other investors. See note 3 above.

7.     Income Taxes

          Crown accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In connection with its corporate reorganization, an ownership change occurred within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of Crown to use its remaining net operating losses and credits will be subject to an annual limitation based on the product of the market value of Crown immediately before reorganization multiplied by the federal long-term tax exempt bond rate. Based upon that computation, Crown has estimated that its available net operating loss deduction will be limited to approximately $120,000 per year for the next 20 years. As a result of this reduction in available net operating losses, Crown estimates that its deferred tax liabilities will exceed its realizable deferred tax assets by $2,618,000 at March 31, 2003. Crown recognized $340,000 as a deferred tax benefit for the three months ended March 31, 2003 related to the its taxable book losses during the first quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Crown for the years ended December 31, 2002, 2001 and 2000, and Management's Discussion and Analysis contained in Crown's Annual Report on Form 10-K for the year ended December 31, 2002. All prior period per share amounts have been adjusted to account for the one for five reverse split in accordance with the Plan. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future periods.

Results of Operations

          We currently have no source of recurring revenue and we anticipate any future recurring revenue would only occur after the successful development of the Buckhorn Mtn. Project. The successful development of the Buckhorn Mtn. Project is dependent on several factors, many of which are beyond our control. We cannot provide any assurance we will be able to successfully permit and develop the Buckhorn Mtn. Project. See Liquidity and Capital Resources, and Buckhorn Mtn. Project Permitting below.

          Crown had a net loss of $661,000 or $0.15 per share, for the first quarter of 2003 compared with a loss of $606,000, or $0.21 per share, for the first quarter of 2002. The increase in the loss was the result of an increase in general and administrative costs related to non-cash stock option compensation expense of $416,000 recorded in the first quarter of 2003 and an increase in interest costs related to the convertible notes issued during 2002 and 2003. These increases were mitigated by a smaller loss at Solitario, which had reduced exploration expense during the first quarter of 2003 compared to the first quarter of 2002 and a deferred tax benefit recorded in the first quarter of 2003.

          Total revenues from interest income for the first quarter of 2003 were $5,000 compared with $1,000 for prior year quarter. An increase in cash balances, related to the Senior Note and Subordinated B Note financings accounted for the increase.

          Crown had no active exploration projects during the first quarter of 2003 or 2002. General and administrative expenses increased to $549,000 during the first quarter of 2003 compared to $126,000 in the prior year. The increase was related to a non-cash charge of $416,000 to compensation expense related to stock options granted during 2002 that are subject to variable plan accounting. Under variable plan accounting, any increase in the intrinsic value of an option due to changes in the market value of Crown's common stock are charged to compensation expense during the period of service (the vesting period) of the option. In the event the market value of Crown's stock is reduced, Crown may record a credit to (reduction of) compensation expense up to the amount of previously recorded compensation expense. There were no charges to compensation expense in the prior year quarter.

          Interest expense was $409,000 for the first quarter of 2003 compared to $280,000 in the first quarter of the prior year. The interest is related to the newly issued Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes. All of the notes accrue interest at the rate of 10% per year. Crown has the option to pay the quarterly interest payments in Crown common stock at the conversion price of $0.35 per share and $0.2916 per share for the Senior Notes and $0.35 for the Secured Notes, and $0.75 per share for the Subordinated and Subordinated B Notes. During the first quarter of 2003, Crown issued 542,763 shares of common stock, with a market value of $299,000 for interest on the Senior, Secured and Subordinated Notes, compared to the issuance during the first quarter of 2002 of 50,160 shares with a market value of $29,000 for interest on the Senior Notes. In addition, the Senior Notes were issued at a discount related to attached warrants and a beneficial conversion feature. The Secured Notes were also issued at a discount related to a beneficial conversion feature. These discounts are being amortized to interest expense, using the interest method over the life of the notes. During the first quarter of 2003 Crown recorded $89,000 of interest expense related to the amortization of the discounts compared to $19,000 in the prior year quarter. See Note 3 in the notes to the consolidated financial statements. Crown accrued $238,000 in interest expense on the Debentures during the first quarter of 2002.

          Crown recorded $52,000 of equity in loss of unconsolidated subsidiary, related to Solitario, during the first quarter of 2003 compared to $199,000 during the first quarter of 2002. The decrease in the loss from Solitario was the result of Solitario's reduced exploration expense in the first quarter of $9,000, compared to $295,000 during 2002. Solitario concentrated its exploration activities to the Pedra Branca project in Brazil, in 2002 and 2003. In January 2003, Solitario entered into a joint venture agreement with Anglo American Platinum Corporation, Ltd. ("Anglo"), which provides that Anglo will pay the exploration costs on the project up to $500,000 during the first six months of the agreement. In addition Solitario reduced general and administrative expenses during the first quarter of 2003 compared to the first quarter of 2002 related to reductions in staff travel and office expenses.

          A deferred tax benefit of $340,000 was recorded during the first quarter of 2003 related to the losses incurred by Crown during the quarter. Prior to the Effective Date, , Crown had provided a valuation allowance for the excess of its deferred tax assets over its deferred tax liabilities. As a result of the Plan, the availability of Crown's deferred tax assets, consisting primarily of net operating and capital loss carryforwards were limited by the provisions of section 382 of the Internal Revenue Code as a result of a change in control. The reduction in the deferred tax asset, coupled with additional deferred tax liabilities recorded in connection with the discounts to the Senior Notes and the Secured Notes, has resulted in a net deferred tax liability of $3,190,000 as of the Effective Date.

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

          Net cash used in operating activities was $374,000 in the first quarter of 2003 compared to $145,000 during the first quarter of 2002. The use of cash included payment of $258,000 of accounts payable that were reduced to $29,000 at March 31, 2003 from $287,000 at December 31, 2002. The large accounts payable at the end of 2002 related to drilling activity on the Buckhorn Mtn. Project at the end of last year.

          During the three months ended March 31, 2003, Crown spent $265,000 for net additions to mineral property for costs related to permitting and maintenance costs at its Buckhorn Mountain Project compared to $29,000 in the first three months of 2002. Since Crown emerged from the Bankruptcy its primary focus has been and will continue to be toward the permitting of the Buckhorn Mountain Project. Crown has budgeted $1,575,000 for permitting and development expenditures in 2003 related to the Buckhorn Mtn. Project. These costs include infill drilling of the deposit, certain baseline hydrologic studies, engineering and design work, an updated feasibility study, and work on a supplemental draft environmental impact statement. Additionally, we will pay certain maintenance and legal expenses to maintain Crown's interest in the Buckhorn Mtn. Project. The development of the Buckhorn Mtn. Project through initial production is currently estimated to be approximately $91 million (including $21million in contingency). We will require significant new financial resources in order to develop the Buckhorn Mtn. Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          Net cash provided from financing activities increased to $2,737,000 for the first three months of 2003 compared to $200,000 for the first quarter of 2002. Crown issued $2,705,000 in Subordinated B Notes on February 21, 2003. See note 3 above.

          Cash and cash equivalents amounted to $3,129,000 at March 31, 2003. These funds are generally invested in short-term interest-bearing deposits and securities.

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

          We regularly perform evaluations of our assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. There were no mineral property write-downs in the first quarter of 2003 or 2002.

          Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, waste-to-ore ratio, and ore type. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve assumes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, and operating costs. The proven and probable reserves figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold will be realized. Ounces of gold in the proven and probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. As discussed above, the ultimate recovery of our mineral reserves is dependent on obtaining necessary permits for the Buckhorn Mtn. Project.

Contractual Obligations and Commercial Commitments

          Crown's long-term debts include Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes (collectively "the Notes"), all due October 2006. The Notes carry a 10% interest rate, payable quarterly. Crown currently anticipates that it will elect to pay all interest in Crown common shares rather than cash. Accordingly, Crown does not expect to pay any cash on these notes prior to maturity. However, there can be no assurance that Crown will have the liquidity to pay these Notes upon maturity.

The following table illustrates the potential dilution from the conversion of the notes, and warrants and as of March 31, 2003:
	Outstanding common stock	Senior Notes	Senior Solitario Note	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Warrants	Total shares
Outstanding balance	4,393,925	$3,250,000	$350,000	$2,000,000	$4,000,000	$2,705,000	16,200,000
Conversion price	n/a	$0.35	$0.2916	0.35	$0.75	$0.75	n/a
Fully diluted shares	4,393,925	9,285,714	1,200,000	5,714,285	5,333,334	3,206,667	16,200,000	45,333,925
Percentages	9.7%	20.5%	2.6%	12.6%	11.8%	7.1%	35.7%	100%

          Crown has budgeted approximately $1,575,000 for permitting costs at its Buckhorn Mountain project for 2003. See Buckhorn Mountain Project Permitting above.

Item 3. Quantitative and Qualitative Discussions about Market Risk

Market Risk

          As of March 31, 2003, there have been no material changes in the market risks to which Crown is exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002

Item 4. Controls and Procedures

          Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Safe Harbor

          The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on form 10K for the year ended December 31, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Previously reported.

Item 2. Changes in Securities

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibits

99.1     Certification of President and Chief Executive Officer pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8 K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN RESOURCES CORPORATION
May 14, 2003 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

CERTIFICATION

I, Christopher E. Herald certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Crown Resources Corporation;

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
Date: May 14, 2003 /s/ Christopher E. Herald Christopher E. Herald President and Chief Executive Officer

CERTIFICATION

I, James R. Maronick, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Crown Resources Corporation;

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
Date: May 14, 2003 /s/ James R. Maronick James R. Maronick Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
99.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.