Form 10-Q/A
period 2003-06-30
CROWN RESOURCES CORP
filed 2003-08-15
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2003

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

          There were 5,634,048 shares of $0.01 par value common stock outstanding as of July 31, 2003.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except	June 30,	December 31,
per share amounts)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 2,739	$ 1,033
Restricted short-term investments	53	79
Marketable equity securities available for sale	190	170
Prepaid expenses and other	100	103
Total current assets	3,082	1,385
Mineral properties, net	15,494	14,980
Other assets:
Equity in unconsolidated subsidiary	2,601	2,800
Other	63	68
Total other assets	2,664	2,868
	$21,240	$19,233

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 7	$ 287
Current portion of long-term debt	50	70
Accrued interest payable	256	203
Total current liabilities	313	560
Long-term liabilities:
Convertible senior notes payable, net of discounts	143	83
Convertible senior notes payable, related party, net of discounts	59	34
Convertible secured notes payable, net of discount	947	847
Convertible subordinated notes payable	4,000	4,000
Convertible subordinated series B notes payable related party	400	-
Convertible subordinated series B notes payable	2,305	-
Long-term note payable	97	97
Deferred taxes	2,254	2,975
Total long-term liabilities	10,205	8,036
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 5,007,263 and 3,011,544 at June 30, 2003 and December 31, 2002, respectively	50	39
Additional paid-in capital	41,504	39,541
Deferred compensation	(780)	(293)
Accumulated deficit	(30,060)	(28,709)
Accumulated other comprehensive income	8	59
Total stockholders' equity	10,722	10,637
	$21,240	$19,233

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per	Three months ended	Six months ended
share amounts)	June 30,	June 30,
2003	2002	2003	2002
Revenues:
Interest income	$ 8	$ 9	$ 13	$ 10
Total Revenues	8	9	13	10
Costs and expenses:
Depreciation, depletion and amortization	5	1	8	3
General and administrative	345	65	894	191
Interest expense	700	85	1,109	365
Other	(47)	-	(54)	-
Total costs and expenses	1,003	151	1,957	559
Operating loss	(995)	(142)	(1,944)	(549)
Equity in loss of unconsolidated subsidiary	(50)	(180)	(102)	(376)
Loss before reorganization costs	(1,045)	(322)	(2,046)	(925)
Reorganization costs	-	370	-	370
Loss before income taxes and extraordinary item	(1,045)	(692)	(2,046)	(1,295)
Income tax benefit	355	63	695	63
Loss before extraordinary item	(690)	(629)	(1,351)	(1,232)
Gain on discharge of convertible debentures net of deferred tax	-	6,924	-	6,924
Net income (loss)	$ (690)	$ 6,295	$(1,351)	$ 5,692
Basic and diluted net loss per common and common
equivalent share before extraordinary item	$(0.14)	$ (0.21)	$ (0.29)	$ (0.42)
Extraordinary item	-	2.37	-	2.36
Basic and diluted net income (loss) per common
and common equivalent share	$(0.14)	$ 2.16	$ (0.29)	$ 1.94
Weighted average number of common and
common equivalent shares outstanding	4,904	2,920	4,605	2,934

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)	Six months ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$ (1,351)	$ 5,692
Adjustments:
Depreciation, depletion, and amortization	8	56
Common stock issued as interest	871	47
Amortization of note discounts	185	-
Equity in loss of unconsolidated subsidiary	101	376
Variable stock option compensation	605	-
Deferred income taxes	(695)	(63)
Extraordinary gain on discharge of convertible debentures	-	(6,924)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	(1)
Accounts payable and other current liabilities	(227)	408
Net cash used in operating activities	(500)	(409)

Investing activities:
Increase in other assets	(3)	-
Additions to mineral properties	(514)	(89)
Net cash used in investing activities	(517)	(89)

Financing activities:
Payment on long-term debt	(20)	(20)
Payment on discharge of convertible debentures	-	(1,000)
Cash released from senior notes escrow	-	3,284
Common stock issued for cash	12	-
Receipt of restricted cash	26	-
Issuance of convertible subordinated series B notes	2,705	-
Net cash provided by financing activities	2,723	2,264

Net increase in cash and cash equivalents	1,706	1766
Cash and cash equivalents, beginning of period	1,033	110
Cash and cash equivalents, end of period	$2,739	$ 1,876

Supplemental disclosure of cash flow information:
Non-cash issuance of securities on discharge of convertible debentures:
Secured notes payable	-	2,000
Subordinated notes payable	-	4,000
Fair value of warrants	-	286

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.     Accounting Policies

General

          The accompanying consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three and six months ended June 30, 2003 and 2002 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

New Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") to provide amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 has been adopted by Crown and will be applied prospectively for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material effect on Crown's consolidated financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") which clarifies the classification as liabilities for certain financial instruments including equity shares that are mandatorily redeemable, or a financial instrument other than equity shares that has an obligation to repurchase the instrument with equity shares, including a conditional obligation to settle the financial instrument with equity shares. SFAS No. 150 is effective for financial instruments entered into after May 31, 2003. The adoption of this statement, on July 1, 2003, has not had a material effect on Crown's consolidated financial position or results of operations.

          The Emerging Issues Task Force is in the process of forming a committee to evaluate certain mining industry accounting issues, including issues arising from the implementation of Statement of Financial Accounting Standards No. 141 and Statement of Financial Accounting Standards No. 142 to business combinations within the mining industry and accounting for goodwill and other intangibles. Although such committee has not yet been formed, and no formal agenda has been set, the issues related to the business combinations within the mining industry and accounting for goodwill and other intangibles may be addressed along with the related question of whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. While Crown believes that its accounting for its mineral interests conveyed by leases is in accordance with generally accepted accounting principles, Crown cannot predict whether the deliberations of this committee will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from its current practices.

Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" and Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees," ("APB 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those options grants using variable plan accounting as of July 2000. The Plan of Reorganization (the "Plan") filed in connection with Crown's bankruptcy in 2002 (see Note 2 below) rejected both the 1991 Plan and the 1988 Plan and all option awards canceled. The Plan of Reorganization approved the 2002 Plan. In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25. Crown recorded compensation expense of $189,000 and $605,000, respectively, for the three and six months ended June 30, 2003 related to the intrinsic value of these option awards. There was no compensation expense related to options during the corresponding periods of 2002. As of June 30, 2003 and December 31, 2002, Crown had recorded $780,000 and $293,000, respectively, of deferred compensation expense related to the intrinsic value of these variable plan accounting options.

          Crown computes pro forma information as if Crown had accounted for its stock options under the fair value method of SFAS No. 148 and SFAS No. 123. There were no option awards granted, modified or settled during the second quarter of 2003 or 2002. The following pro forma information is provided for the fair values of options outstanding during these periods.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net income (loss) as reported	$(690)	$6,295	$(1,351)	$5,692
Add: Stock-based compensation expense included in reported net income of , net of related tax effects	125	-	400	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32)	(148)	(64)	(158)
Pro forma net loss	$(597)	$6,147	$(1,015)	$5,534
Basic and diluted net loss per share:
As reported	$(0.14)	$2.16	$(0.29)	$1.94
Pro forma	$(0.12)	$2.11	$(0.22)	$1.89

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1 million to the Disbursing Agent on the Effective Date. As of June 30, 2003, the Disbursing Agent had issued $917,000 in cash, $1,834,000 in Secured Notes, $3,668,000 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants entitling the holders of such Warrants to purchase 5,240,000 shares of CRC common stock to Debenture holders who had presented $13,755,000 in Debenture certificates. As of June 30, 2003, $1,245,000 in Debenture certificates had not been presented. Pending presentation of these $1,245,000 in Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes is paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes or warrants will revert to Crown.

          The Plan provided that all other liabilities of CRC and Crown would be paid in the normal course.

          As part of the Plan Crown recorded a one-for-five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one-for-five reverse split received no distribution. The Plan also provided for the cancellation of Crown's existing Preferred Stock, held by a wholly-owned subsidiary, which had previously been eliminated in consolidation. The Plan also approved the 2002 Plan as of the Effective Date. The 2002 Plan provides for the Board of Directors to issue stock option grants for a maximum of 5 million shares. The Board of Directors may make grants of options to employees, consultants and members of Crown's Board of Directors.

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

          3.     Long Term Debt

Senior Notes

          In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Crown used $1,000,000 of the proceeds to pay the cash component of the Debenture restructuring discussed in Note 2 above. Crown used the remaining proceeds to initiate permitting on its Buckhorn Mtn. Project (formerly called the Crown Jewel Project) in the state of Washington and for general corporate purposes. The Senior Notes are secured by all of the assets of Crown on a pari-passu basis with the Secured Notes. The assets consist primarily of Crown's interest in the Buckhorn Mtn. Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado, whose assets consist primarily of a 41.2% equity interest in Solitario Resources Corporation ("Solitario").

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

          Under generally accepted accounting principals, any intrinsic value of the conversion feature (market price of the stock less the effective conversion price) of the Senior Notes must also be recorded as a discount to the Senior Notes. At October 19, 2001, there was no intrinsic value associated with the conversion feature of the Senior Notes and no discount was recorded thereon. However, when the Bankruptcy Court approved the Plan on May 30, 2002, the terms of the Senior Notes were effectively changed, since the conversion price remained unchanged despite the one-for-five reverse split required by the Plan. Based upon these revised terms, the intrinsic value of the conversion feature of the Senior Notes as of their issuance date was $3,221,000. Effective May 30, 2002, this amount was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This conversion feature discount is being amortized over the remaining life of the Senior Notes as of May 30, 2002 and charged as interest expense. See Interest below.

          A summary of the Senior Notes at June 30, 2003 is as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$ 2,600,000	$3,600,000
Unamortized warrant discount	(75,000)	(182,000)	(257,000)
Unamortized conversion feature discount	(866,000)	(2,275,000)	(3,141,000)
Senior Notes balance	$ 59,000	$ 143,000	$ 202,000

Secured Notes

          As discussed above in Note 2, Crown issued $2,000,000 in 10% convertible Secured Notes as part of the Debenture restructuring. The Secured Notes carry a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Secured notes mature in October 2006 and are convertible into Crown common shares at $0.35 per share. The Secured Notes are secured by all of the Assets of Crown on a pari-passu basis with the Senior Notes. Crown also recorded a discount to the Secured Notes for the intrinsic value of the conversion feature on May 30, 2002 of $1,257,000 and credited additional paid-in capital for that amount. This conversion feature discount is being amortized over the remaining life of the Secured Notes as of May 30, 2002 and charged as interest expense. See Interest below.

A summary of the Secured Notes at June 30, 2003 is as follows:

Face amount of Secured Notes	$ 2,000,000
Unamortized conversion feature discount	(1,053,000)
Secured Notes balance	$ 947,000

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

Subordinated Series B Notes

          On February 21, 2003 Crown issued $2.7 million of 10% Convertible Subordinated Promissory Notes due 2006 Series B (The "Subordinated B Notes"). The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. There is no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price when the notes were issued. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature on October 19, 2006, the same date as Crown's Senior Notes, Secured Notes and Subordinated Notes. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors.

Interest

          All of the above noted discounts are being amortized to interest expense over the respective terms of the underlying instruments. Under generally accepted accounting principals, the discount amortization is computed using the interest method, so as to result in a constant rate of interest, related to the discounts, over the term of the Notes.

          Crown may pay interest in Crown common shares, at its election, on the Senior Notes, the Secured Notes and the Subordinated Notes. The number of shares paid will be determined by dividing the interest accrued and payable on an interest payment date by the conversion price of $0.35 for the Escrowed Notes, $0.2916 on the Solitario Note, $0.35 for the Secured Notes and $0.75 for the Subordinated Notes and the Subordinated B Notes. Crown accrues interest at the nominal rate of 10% during the period the notes are outstanding. For interest paid in Crown common shares, interest expense is adjusted on the interest payment date to the market value of the common shares issued on that date.

Crown recorded the following amounts to interest expense related to long-term debt:
	Three months ended					Three months ended
	June 30, 2003					June 30, 2002
	Senior Notes	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Total	Total

Notes	$256	$139	$130	$79	$604	$ 43
Warrant discount	19	-	-	-	19	24
Conversion feature discount	26	51	-	-	77	18
Total	$301	$190	$130	$79	700	85
Convertible debentures
and other long term debt					-	-
Total interest expense					$700	$85

	Six months ended					Six months ended
	June 30, 2003					June 30, 2002
	Senior Notes	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Total	Total

Notes	$398	$217	$202	$107	$ 924	$ 73
Warrant discount	37	-	-	-	37	36
Conversion feature discount	47	100	-	-	147	18
Total	$482	$317	$202	$107	1,108	127
Convertible debentures
and other long term debt					1	238
Total interest expense					$1,109	$365

          4.     Investment in Unconsolidated Subsidiary

          Crown accounts for its investment in Solitario under the equity method. As of June 30, 2003, the market value of Crown's 9,633,585 shares of Solitario was $4,436,000. As of June 30, 2003, Solitario owned 342,636 shares of Crown common stock, received as interest on its Senior Notes and its Subordinated B Notes. Additionally, at June 30, 2003 Solitario had warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes. Crown eliminates any intercompany gain or loss on Crown shares or warrants included in Solitario's other comprehensive income until realized by Solitario.

Unaudited condensed financial information of Solitario is as follows:
Balance Sheets	June 30,	December 31,
(in thousands)	2003	2002
Assets
Current assets	$1,335	$1,952
Mineral properties (net)	3,781	3,743
Other	2,872	1,208
Total assets	$7,988	$6,903
Liabilities and stockholders' equity
Current liabilities	$ 107	$ 99
Stockholders' equity	7,881	6,804
Total liabilities and stockholders' equity	$7,988	$6,903

Statements of Operations	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Revenues	$ 88	$ 25	$ 147	$ 56
Costs and expenses	209	455	394	969
Net loss	$(121)	$(430)	$(247)	$(913)

          5.     Comprehensive Loss

The following represents comprehensive income (loss) and its components:
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Net income (loss) as reported	$(690)	$6,295	$(1,351)	$5,692
Net unrealized gain (loss) on marketable equity securities:	(19)	(68)	(51)	(32)
Comprehensive income (loss)	$(709)	$6,227	$(1,402)	$5,660

          6.     Related Party Transactions

          Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns 41.2% of Solitario. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of between 25% and 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Management service fees paid by Solitario were $89,000 and $186,000, respectively, for the three months and six months ended June 30, 2003 and $128,000 and $260,000, respectively, for the three and six months ended June 30, 2002.

          In October 2001, Solitario invested in two Secured Notes, which totaled $1,000,000 of the $3,600,000 principal amount of Secured Notes issued. See Notes 2 and 3 above. The proceeds of $350,000 from the first note (the "Solitario Note") were delivered to Crown. The proceeds from the second note from Solitario, and the remaining Secured Notes of $2,600,000 or $3,250,000 in total, were placed in escrow pending the outcome of Crown's Bankruptcy. In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. The Plan was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on June 11, 2002, the effective date of the Plan. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction on the Escrowed Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders.

          Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of June 30, 2003, the Signing Shareholders collectively held 968,545 shares, or approximately 19.3%, of the outstanding shares of Crown. As of June 30, 2003, Solitario owned 342,636 shares of Crown common stock, received as interest on its Senior Notes, had warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

          On February 21, 2003, Solitario invested $400,000 in the Subordinated B Notes on the same terms and conditions as all other investors. See note 3 above.

          7.     Income Taxes

          Crown accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In connection with its corporate reorganization, an ownership change occurred within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of Crown to use its remaining net operating losses and credits will be subject to an annual limitation based on the product of the market value of Crown immediately before reorganization multiplied by the federal long-term tax exempt bond rate. Based upon that computation, Crown has estimated that its available net operating loss deduction available as of the Effective Date will be limited to approximately $120,000 per year for the next 20 years. As a result of this reduction in available net operating losses, Crown estimates that its deferred tax liabilities exceed its realizable deferred tax assets by $2,254,000 at June 30, 2003. Crown recognized $355,000 and $695,000 as a deferred tax benefit for the three and six months ended June 30, 2003 compared to a deferred tax benefit of $63,000 for the three and six months ended June 30, 2002, related to its taxable book losses before extraordinary item.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, and Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2002. All prior period per share amounts have been adjusted to account for the one-for-five reverse split in accordance with the Plan. Our financial condition and results of operations are not necessarily indicative of what may be expected in future periods.

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

Three months ended June 30, 2003

          We had a loss before extraordinary item of $690,000 or $0.14 per share, for the second quarter of 2003 compared with a loss before extraordinary item of $629,000, or $0.23 per share, for the second quarter of 2002. The increase in the loss was the result of an increase in general and administrative costs primarily related to non-cash stock option compensation expense of $189,000 recorded in the second quarter of 2003 and an increase in interest costs related to the convertible notes issued during 2002 and 2003. These increases were mitigated by having no reorganization costs during 2003, a smaller loss at Solitario, which had reduced exploration expense during the second quarter of 2003 compared to the second quarter of 2002, an increase in the deferred tax benefit recorded in the second quarter of 2003 compared to the second quarter of 2002, and other expenses and (credits) which included a foreign tax refund of $48,000 during the second quarter of 2003.

          Our revenues from interest income for the second quarter of 2003 were $8,000 compared with $9,000 for the prior year second quarter. An increase in cash balances, related to the Senior Note and Subordinated B Note financings accounted for the increase.

          We had no active exploration projects during the second quarter of 2003 or 2002. Our general and administrative expenses increased to $345,000 during the second quarter of 2003 compared to $65,000 in the prior year second quarter. The increase during 2003 was primarily related to a non-cash charge of $189,000 to compensation expense related to stock options we granted during 2002 that are subject to variable plan accounting. Under variable plan accounting, any increase in the intrinsic value of an option due to changes in the market value of our common stock are charged to compensation expense during the period of service (the vesting period) of the option. In the event the market value of our stock is reduced, we may record a credit to (reduction of) compensation expense up to the amount of previously recorded compensation expense. There were no charges to compensation expense in the prior year second quarter. In addition increased administrative non-bankruptcy costs related to legal fees of $13,000 and shareholder relation costs of $31,000 were recorded during the second quarter of 2003 compared to 2002, when these costs were significantly reduced while we were in bankruptcy.

          Our interest expense was $700,000 for the second quarter of 2003 compared to $85,000 in the second quarter of the prior year. This interest is related to the newly issued Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes. All of the notes accrue interest at the rate of 10% per year. We have the option to pay the quarterly interest payments in our common stock at the conversion price of $0.35 per share and $0.2916 per share for the Senior Notes, $0.35 per share for the Secured Notes, and $0.75 per share for the Subordinated and Subordinated B Notes. During the second quarter of 2003, we issued 583,338 shares of common stock, with a market value of $572,000 for interest on the Senior, Secured, Subordinated and Subordinated B Notes, compared to the issuance during the second quarter of 2002 of 50,724 shares with a market value of $18,000 for interest on the Senior Notes. In addition, we issued the Senior Notes at a discount related to attached warrants and a beneficial conversion feature. We also issued the Secured Notes at a discount related to a beneficial conversion feature. These discounts are being amortized to interest expense, using the interest method over the life of the notes. During the second quarter of 2003 we recorded $96,000 of interest expense related to the amortization of the discounts compared to $42,000 in the prior year quarter. See Note 3 in the notes to the consolidated financial statements.

          We recorded $50,000 of equity in loss of our unconsolidated subsidiary, Solitario, during the second quarter of 2003 compared to $180,000 during the second quarter of 2002. The decrease in the loss from Solitario was the result of Solitario's reduced exploration expense of $17,000 in the second quarter, compared to $200,000 during 2002. Solitario concentrated its exploration activities to the Pedra Branca project in Brazil, in both 2002 and 2003. In January 2003, Solitario entered into a joint venture agreement with Anglo American Platinum Corporation, Ltd. ("Anglo"), which provides that Anglo will pay the exploration costs on the project up to $500,000 during the first six months of the agreement. In addition, Solitario reduced general and administrative expenses during the second quarter of 2003 compared to the second quarter of 2002 related to reductions in staff travel and office expenses.

          A deferred tax benefit of $355,000 was recorded during the second quarter of 2003 compared to a deferred tax benefit of $63,000 during the second quarter of 2002 related to our losses during the respective quarters. Prior to the Effective Date, we had provided a valuation allowance for the excess of its deferred tax assets over its deferred tax liabilities. As a result of the Plan, the availability of our deferred tax assets, consisting primarily of net operating and capital loss carryforwards were limited by the provisions of section 382 of the Internal Revenue Code as a result of a change in control. The reduction in the deferred tax asset, coupled with additional deferred tax liabilities recorded in connection with the discounts to the Senior Notes and the Secured Notes, has resulted in a net deferred tax liability of $3,190,000 as of the Effective Date.

Reorganization and Bankruptcy:

          We recorded reorganization costs of $370,000 during the second quarter of 2002 related to the Bankruptcy. These costs consisted of legal, accounting and consulting expenses. We recorded a net extraordinary gain of $6,924,000 on the extinguishment of debt in connection with the exchange of the Debentures. See Note 2 in the notes to the consolidated financial statements. The transaction is detailed below (in thousands):

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

Six months ended June 30, 2003

          We had a loss before extraordinary item of $1,351,000 or $0.28 per share for the first six months of 2003 compared to $1,232,000 for the first six months of 2002. The increased loss is the result of increased general and administrative costs, primarily related to $605,000 of compensation expense related to variable plan accounting recorded in the first six months of 2003 and an increase in interest expense on the Senior, Secured Subordinated and Subordinated B Notes during the first half of 2003 compared to interest on the Senior Notes and the Debentures through March of 2002. The increase in these costs during 2003 compared to 2002 was mitigated by a reduction in Solitario's loss and our equity share thereon and an increase in the deferred tax credit available in 2003 compared to the first six months of 2002.

          We had no active exploration projects during the first six months of 2003 or 2002. Our general and administrative expenses increased to $894,000 during the first six months of 2003 compared to $191,000 in first six months of the prior year. The increase during 2003 was primarily related to a non-cash charge of $605,000 to compensation expense related to stock options granted during 2002 that are subject to variable plan accounting. There were no charges to compensation expense in the prior year period. In addition, increased administrative non-bankruptcy costs related to legal fees of $34,000 and shareholder relation costs of $41,000 were recorded during the first half of 2003 compared to 2002, when these costs were significantly reduced as we were in bankruptcy.

          Our interest expense was $1,109,000 for the first six months of 2003 compared to $365,000 in the prior year period. The interest is related to the newly issued Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes. All of the notes accrue interest at the rate of 10% per year. We have the option to pay the quarterly interest payments in our common stock at the conversion price of $0.35 per share and $0.2916 per share for the Senior Notes, $0.35 per share for the Secured Notes, and $0.75 per share for the Subordinated and Subordinated B Notes. During the first half of 2003, we issued 1,126,101 shares of common stock, with a market value of $870,000 for interest on the Senior, Secured Subordinated and Subordinated B Notes, compared to our issuance of 101,884 shares with a market value of $48,000 for interest on the Senior Notes during the first half of 2002. In addition during the first half of 2003 we recorded $184,000 of interest expense related to the amortization of the discounts compared to $54,000 in the first six months of the prior year.

          We recorded $102,000 of equity in loss of unconsolidated subsidiary, related to Solitario, during the first half of 2003 compared to $376,000 during the first six months of 2002. The decrease in the loss from Solitario was the result of Solitario's reduced exploration expense in the first half of 2003 of $26,000, compared to $495,000 during the first six months of 2002 as a result of the Anglo joint venture. In addition, Solitario reduced general and administrative expenses during the first half of 2003 compared to 2002 related to reductions in staff travel and office expenses.

          We recorded a deferred tax benefit of $695,000 in the first half of 2003 compared to a benefit of $63,000 in the first six months of 2002. Prior to the Effective Date, we had provided a valuation allowance for its deferred tax assets, and were not able to recognize any deferred tax benefit. Accordingly we recognized one month's deferred tax benefit during the first six months of 2002.

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

          Net cash used in our operating activities was $500,000 in the first six months of 2003 compared to $409,000 during the first half of 2002. The use of cash included payment of $280,000 of accounts payable that were reduced to $7,000 at June 30, 2003 from $287,000 at December 31, 2002. The large accounts payable at the end of 2002 related to drilling activity on the Buckhorn Mtn. Project at the end of last year.

          During the six months ended June 30, 2003, we spent $514,000 for net additions to mineral property for costs related to permitting and maintenance costs at its Buckhorn Mtn. Project compared to $89,000 in the first six months of 2002. Since we emerged from the Bankruptcy, our primary focus has been and will continue to be toward the permitting of the Buckhorn Mtn. Project. We have budgeted $1,575,000 for permitting and development expenditures in 2003 related to the Buckhorn Mtn. Project. These costs include infill drilling of the deposit, certain baseline hydrologic studies, engineering and design work, an updated feasibility study, and work on a supplemental draft environmental impact statement. Additionally, we will pay certain maintenance and legal expenses to maintain our interest in the Buckhorn Mtn. Project. The development of the Buckhorn Mtn. Project through initial production is currently estimated to be approximately $91 million (including $21 million in contingency). We will require significant new financial resources in order to develop the Buckhorn Mtn. Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          Net cash provided from our financing activities increased to $2,723,000 for the first six months of 2003 compared to $2,264,000 for the same period of 2002. We issued $2,705,000 in Subordinated B Notes on February 21, 2003. During the second quarter of 2002 we received $3,284,000 from the proceeds of the Escrowed Notes on the Effective Date, of which $1,000,000 was distributed for the benefit of the Debenture holders.

          Cash and cash equivalents amounted to $2,739,000 at June 30, 2003. These funds are generally invested in short-term interest-bearing deposits and securities.

Buckhorn Mountain Project Permitting

          In July 2001 we became the sole owner of the Buckhorn Mtn. Project. Previously the Project had been subject to a joint venture agreement between us and Newmont Mining Corporation ("Newmont"). Newmont had proposed an open-pit heap-leach mining operation at the Project. However in January of 2000 the Washington Pollution Control Hearings Board (the "PCHB") vacated certain previously granted 401 Water Quality Permit and certain water rights for the Project. It is not known if other permits previously granted to the Project may be subject to review as a result of the PCHB ruling.

          We engaged Mine Reserves Associates ("MRA") to conduct an independent analysis of its Project reserves in March 2000. Per the MRA report, we are reporting proven and probable reserves of 2,139,000 tons at a grade of 0.392 for a total of 839,000 contained ounces. The MRA design would use the bulk of the waste rock material from mine design for tailings dam construction and to backfill the underground mining areas, in order to increase the recoverable underground ounces.

          As part of the analysis of the Project reserves subsequent to the January 2000 PCHB ruling, we retained Gochnour and Associates ("Gochnour"), an independent mining environmental consultant, to review the required permits for the mine design as proposed in the MRA report. Gochnour indicated the MRA design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the MRA mine design is legally permittable. Although neither Gochnour nor us are aware of any laws or regulations which would be violated by the mine design proposed by MRA, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

          We filed a Plan of Operations ("POO") on May 29, 2003 with the United States Forest Service and the Washington Stated Department of Ecology detailing our underground mining proposal. We intend to file a Supplemental Environmental Impact Statement ("SEIS") during the second half of 2003. The POO and SEIS are subject to regulatory review and public comment prior to approval. Construction of the Project will not begin prior to the successful completion and approval of the POO and SEIS as well as other remaining permit applications and resolution of any legal and administrative challenges. Potential delays due to the permit process, appeals or litigation are difficult to quantify. There are no assurances that required permits will be issued in a timely fashion, that we will prevail in future legal actions, if any, or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the Project.

          Additionally, uncertainties with respect to the timing of commercial production at the Project, as well as the potential fluctuation in gold prices, could have a material effect upon our ability to fund our operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to us, if at all.

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

          We regularly perform evaluations of our assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. There were no mineral property write-downs in the first half of 2003 or 2002.

          Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, waste-to-ore ratio, and ore type. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve assumes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, and operating costs. Our proven and probable reserves are estimates, and no assurance can be given that the indicated levels of recovery of gold will be realized. Ounces of gold in the proven and probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. As discussed above, the ultimate recovery of our mineral reserves is dependent on obtaining necessary permits for the Buckhorn Mtn. Project.

Contractual Obligations and Commercial Commitments

          Our long-term debts include Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes (collectively "the Notes"), all due October 2006. The Notes carry a 10% interest rate, payable quarterly. We currently anticipate that we will elect to pay all interest in our common shares rather than cash. Accordingly, we do not expect to pay any cash on these notes prior to maturity. However, we cannot assure that we will have the liquidity to pay these Notes upon maturity.

The following table illustrates the potential dilution from the conversion of the notes and warrants as of June 30, 2003:
	Outstanding common stock	Senior Notes	Senior Solitario Note	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Warrants	Total shares
Outstanding balance	5,007,263	$3,250,000	$350,000	$2,000,000	$4,000,000	$2,705,000	16,200,000
Conversion price	n/a	$0.35	$0.2916	0.35	$0.75	$0.75	n/a
Fully diluted shares	5,007,263	9,285,714	1,200,000	5,714,285	5,333,334	3,606,667	16,200,000	46,347,263
Percentages	10.8%	20.0%	2.6%	12.3%	11.5%	7.8%	35.0%	100%

          Additionally, we have granted 3,375,000 options to Directors, officers and employees with an exercise price of $0.40 per share, which expire in June 2007.

          We have budgeted approximately $1,575,000 for permitting costs at our Buckhorn Mtn. Project for 2003 of which $514,000 has been expended through June 30, 2003. Additionally, development of the Buckhorn Mtn. Project may take up to $91 million (including a $21 million contingency reserve). See Buckhorn Mtn. Project Permitting above.

Item 3. Quantitative and Qualitative Discussions about Market Risk

Market Risk

          As of June 30, 2003, there have been no material changes in the market risks to which we are exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002

Item 4. Controls and Procedures

            (a)   Management of the Company has evaluated, under the supervision and with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Exchange Act is recorded, processed, summarized and reported in a timely manner, and that information required to be disclosed by the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and financial officer, to allow timely decisions regarding required disclosure.

           (b)  There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Safe Harbor

          The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in our Annual Report on form 10K for the year ended December 31, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Previously reported.

Item 2. Changes in Securities

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          On June 25, 2003 we held our Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

          a)     Election of Directors. Seven directors were re-elected to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified:

Name	Number of Shares
	For	Withheld
Steven A. Webster	3,622,225	9,761
Christopher M. Harte	3,631,109	877
Christopher E. Herald	3,631,109	877
Brian Labadie	3,631,109	877
Mark E. Jones, III	3,631,109	877
F. Gardner Parker	3,630,601	1,385
Ronald Shorr	3,630,601	1,385

          b).     Appointment of Auditors. The appointment of Deloitte and Touche, LLP as our auditors for the fiscal year 2003 was ratified with 3,538,371 shares voting for, 400 shares voting against and 93,215 shares abstaining.

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          (a)     Exhibits:

Exhibits

3.1	Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4, Commission File No. 33-25033 (the "1989 S-4 Registration Statement")).
3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).
4.1	Indenture, dated as of June 11, 2002, between Crown, as Issuer, Crown Resources Corporation, and Deutsche Bank Trust Company Americas., as Trustee.
4.2	Indenture, dated as of June 11, 2002, between Crown, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee.
4.3	Indenture, dated as of February 12, 2003, between Crown, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee.
10.1	Voting Agreement, dated as of April 15, 2002, by and among Crown, Zoloto Investor's, LP and Solitario Resources Corporation
31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8 K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN RESOURCES CORPORATION
August 14, 2003 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
3.1	Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4, Commission File No. 33-25033 (the "1989 S-4 Registration Statement")).
3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).
4.1	Indenture, dated as of June 11, 2002, between Crown, as Issuer, Crown Resources Corporation, and Deutsche Bank Trust Company Americas., as Trustee.
4.2	Indenture, dated as of June 11, 2002, between Crown, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee.
4.3	Indenture, dated as of February 12, 2003, between Crown, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee.
10.1	Voting Agreement, dated as of April 15, 2002, by and among Crown, Zoloto Investor's, LP and Solitario Resources Corporation
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.