Form 10-Q
period 2003-09-30
CROWN RESOURCES CORP
filed 2003-11-13
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2003

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

          There were 16,788,957 shares of $0.01 par value common stock outstanding as of November 10, 2003.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except	September 30,	December 31,
share amounts)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 2,423	$ 1,033
Restricted short-term investments	112	79
Marketable equity securities at fair value	240	170
Prepaid expenses and other	59	103
Total current assets	2,834	1,385
Mineral properties, net	15,689	14,980
Other assets:
Equity in unconsolidated subsidiary	2,513	2,800
Other	69	68
Total other assets	2,582	2,868
	$21,105	$19,233

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 126	$ 287
Current portion of long-term debt	51	70
Accrued interest payable	260	203
Total current liabilities	437	560
Long-term liabilities:
Convertible senior notes payable, net of discounts	181	83
Convertible senior notes payable, related party, net of discounts	73	34
Convertible secured notes payable, net of discount	1,002	847
Convertible subordinated notes payable	4,000	4,000
Convertible subordinated series B notes payable related party	400	-
Convertible subordinated series B notes payable	2,305	-
Long-term note payable	98	97
Deferred taxes	1,643	2,975
Total long-term liabilities	9,702	8,036
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 5,639,048 and 3,851,162 at September 30, 2003 and December 31, 2002, respectively	56	39
Additional paid-in capital	43,382	39,541
Deferred compensation	(1,232)	(293)
Accumulated deficit	(31,283)	(28,709)
Accumulated other comprehensive income	43	59
Total stockholders' equity	10,966	10,637
	$21,105	$19,233

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per	Three months ended		Nine months ended
share amounts)	September 30,		September 30,
	2003	2002	2003	2002
Revenues:
Gain on sale of assets and mineral properties	$ -	$ 171	$ -	$ 171
Interest income	6	20	19	30
Total Revenues	6	191	19	201
Costs and expenses:
Exploration expense	3	2	3	2
Depreciation, depletion and amortization	3	2	11	5
General and administrative	165	96	454	287
General and administrative, variable option compensation	848	-	1,453	-
Interest expense	694	314	1,803	679
Other	54	-	-	-
Total costs and expenses	1,767	414	3,724	973
Operating loss	(1,761)	(223)	(3,705)	(772)
Equity in loss of unconsolidated subsidiary	(91)	(182)	(193)	(558)
Loss before reorganization costs	(1,852)	(405)	(3,898)	(1,330)
Reorganization costs	-	21	-	391
Loss before income taxes and extraordinary item	(1,852)	(426)	(3,898)	(1,721)
Income tax benefit	629	144	1,324	207
Loss before extraordinary item	(1,223)	(282)	(2,574)	(1,514)
Gain on discharge of convertible debentures net of deferred tax	-	-	-	6,924
Net income (loss)	$ (1,223)	$ (282)	$(2,574)	$ 5,410
Basic and diluted net loss per common and common
equivalent share before extraordinary item	$ (0.22)	$ (0.09)	$ (0.52)	$ (0.49)
Extraordinary item	-	-	-	2.26
Basic and diluted net income (loss) per common
and common equivalent share	$ (0.22)	$ (0.09)	$ (0.52)	$ 1.77
Weighted average number of common and
common equivalent shares outstanding	5,533	3,243	4,918	3,060

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)	Nine months ended September 30,
	2003	2002
Operating activities:
Net income (loss)	$(2,574)	$ 5,410
Adjustments:
Depreciation, depletion, and amortization	11	5
Common stock issued for interest	1,453	189
Amortization of note discounts	292	128
Gain on asset sales	-	(171)
Equity in loss of unconsolidated subsidiary	193	557
Variable stock option compensation	1,453	-
Deferred income taxes	(1,324)	(207)
Extraordinary gain on discharge of convertible debentures	-	(6,924)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44	(3)
Accounts payable and other current liabilities	(104)	264
Net cash used in operating activities	(556)	(752)

Investing activities:
Increase in other assets	(12)	(3)
Additions to mineral properties	(709)	(180)
Net cash used in investing activities	(721)	(183)

Financing activities:
Payment on long-term debt	(18)	(20)
Payment on discharge of convertible debentures	-	(1,000)
Cash released from senior notes escrow	-	3,284
Common stock issued for cash	13	-
Payment of restricted cash	(33)	-
Issuance of convertible subordinated series B notes	2,705	-
Net cash provided by financing activities	2,667	2,264

Net increase in cash and cash equivalents	1,390	1,329
Cash and cash equivalents, beginning of period	1,033	110
Cash and cash equivalents, end of period	$ 2,423	$ 1,439

Supplemental disclosure of cash flow information:
Non-cash issuance of securities on discharge of convertible debentures:
Secured notes payable	-	2,000
Subordinated notes payable	-	4,000
Fair value of warrants	-	286
Securities received in payment for sale of mineral property	-	171

See Notes to Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.     Accounting Policies

General

          The accompanying consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three and nine months ended September 30, 2003 and 2002 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

Recent developments

          On October 8, 2003 Crown announced the signing of a letter of intent (the "LOI") with Kinross Gold Corporation of Toronto, Ontario Canada ("Kinross"), whereby Kinross would acquire 100% of Crown. Under the terms of the LOI, shareholders of Crown Resources will receive 0.2911 shares of Kinross for each share of Crown. Assuming all of Crown's warrants are exercised on a cashless basis at the market price of Crown on October 8, 2003 and convertible debentures are converted, a total of approximately 13.1 million common shares of Kinross will be issued upon the completion of the transaction. The transaction is subject to the execution of a definitive agreement and completion of other documentation, respective board and regulatory approvals, the successful completion of due diligence and a minimum two-thirds approval at a special meeting of Crown shareholders. Prior to the completion of the acquisition, Crown would dividend to its shareholder s the approximate 37.8% equity interest in Solitario Resources Corporation (TSX-SLR) held by Crown.

          On October 31, 2003 and November 5, 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock. Also on November 5, 2003, $2,705,000 of Subordinated B Notes were automatically converted into 3,606,667 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated and Subordinated B Notes whereby the Subordinated and Subordinated B Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

New Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") to provide, amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 has been adopted by Crown and will be applied prospectively for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material effect on Crown's consolidated financial position or results of operations.

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

Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" and Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees," ("APB 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those options grants using variable plan accounting as of July 2000. The Plan of Reorganization (the "Plan") filed in connection with Crown's bankruptcy in 2002 (see Note 2 below) rejected both the 1991 Plan and the 1988 Plan and all option awards were canceled. The Plan of Reorganization approved the 2002 Plan. In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25. Crown recorded compensation expense of $848,000 and $1,453,000, respectively, for the three and nine months ended September 30, 2003 related to the intrinsic value of these option awards. There was no compensation expense related to options during the corresponding periods of 2002. As of September 30, 2003 and December 31, 2002, Crown had recorded $1,251,000 and $293,000, respectively, of deferred compensation expense related to the intrinsic value of these variable plan accounting options.

          Crown computes pro forma information as if Crown had accounted for its stock options under the fair value method of SFAS No. 148 and SFAS No. 123. There were no option awards granted, modified or settled during the second quarter of 2003 or 2002. The following pro forma information is provided for the fair values of options outstanding during these periods.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net income (loss) as reported	$(1,223)	$(282)	$(2,574)	$5,410
Add: Stock-based compensation expense included in reported net income (loss) , net of related tax effects	559	-	959	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(32)	(102)	(190)
Pro forma net loss	$ (702)	$(314)	$(1,717)	$5,220
Basic and diluted net loss per share:
As reported	$ (0.22)	$(0.09)	$ (0.52)	$ 1.77
Pro forma	$ (0.13)	$(0.10)	$ (0.35)	$ 1.71

Net Loss Per Common Share

          The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the three and nine months ended September 30, 2003 and 2002 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive.  As of September 30, 2003 Crown had notes convertible into 25,140,000 common shares and warrants which could be exercised for 16,200,000 common shares and stock options which could be exercised for 3,400,000 shares or a total of 44,740,000 equivalent dilutive securities that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations, as they are antidilutive.

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1 million to the Disbursing Agent on the Effective Date. As of September 30, 2003, the Disbursing Agent had issued $925,000 in cash, $1,851,000 in Secured Notes, $3,701,000 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants entitling the holders of such Warrants to purchase 5,288,000 shares of CRC common stock to Debenture holders who had presented $13,880,000 in Debenture certificates. As of September 30, 2003, $1,120,000 in Debenture certificates had not been presented. Pending presentation of these $1,120,000 in Debenture certificates to the Disbursing Agent, all interest due on any undistributed Secured and Subordinated Notes is paid to the Disbursing Agent for the benefit of any Debenture holders who subsequently tender their certificates. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, notes or warrants will revert to Crown.

          The Plan provided that all other liabilities of CRC and Crown would be paid in the normal course.

          As part of the Plan Crown recorded a one-for-five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Unsecured Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one-for-five reverse split received no distribution. The Plan also provided for the cancellation of Crown's existing Preferred Stock, held by a wholly-owned subsidiary, which had previously been eliminated in consolidation. The Plan also approved the 2002 Stock Incentive Plan (the "2002 Plan") as of the Effective Date. The 2002 Plan provides for the Board of Directors to issue stock option grants for a maximum of 5 million shares. The Board of Directors may make grants of options to employees, consultants and members of Crown's Board of Directors.

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

A summary of the Senior Notes	September 30, 2003			December 31, 2002
	Related Party Notes	Other Senior Notes	Total Senior Notes Payable	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$ 2,600,000	$3,600,000	$3,600,000
Unamortized warrant discount	(70,000)	(169,000)	(239,000)	(294,000)
Unamortized conversion feature discount	(857,000)	(2,250,000)	(3,107,000)	(3,189,000)
Senior Notes balance	$ 73,000	$ 181,000	$ 254,000	$ 117,000

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

at September 30, 2003 is as follows:

A summary of the Secured Notes	September 30, 2003	December 31, 2002
Face amount of Secured Notes	$ 2,000,000	$ 2,000,000
Unamortized conversion feature discount	(998,000)	(1,153,000)
Secured Notes balance	$ 1,002,000	$ 847,000

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

          On October 31, 2003 and November 5, 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock in accordance with the provision of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

Subordinated Series B Notes

          On February 21, 2003 Crown issued $2,705,000 in 10% Convertible Subordinated Promissory Notes due 2006 Series B (The "Subordinated B Notes"). The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. There is no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price when the notes were issued. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature on October 19, 2006, the same date as Crown's Senior Notes, Secured Notes and Subordinated Notes. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors.

          On November 5, 2003 $2,705,000 of Subordinated B Notes were automatically converted into 3,606,666 shares of common stock in accordance with the provision of the Subordinated B Notes whereby the Subordinated B Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

Interest

          All of the above noted discounts are being amortized to interest expense over the respective terms of the underlying instruments. Under generally accepted accounting principals, the discount amortization is computed using the interest method, so as to result in a constant rate of interest, related to the discounts, over the term of the Notes.

          Crown may pay interest in Crown common shares, at its election, on the Senior Notes, the Secured Notes and the Subordinated Notes. The number of shares paid will be determined by dividing the interest accrued and payable on an interest payment date by the conversion price of $0.35 for the Escrowed Notes, $0.2916 on the Solitario Note, $0.35 for the Secured Notes and $0.75 for the Subordinated Notes and the Subordinated B Notes. Crown accrues interest at the nominal rate of 10% during the period the notes are outstanding. For interest paid in Crown common shares, interest expense is adjusted on the interest payment date to the market value of the common shares issued on that date. Through September 30, 2003, Crown has made all interest payments on the Senior, Secured, Subordinated and Subordinated B Notes by issuing shares at the Conversion prices of between $0.29 and $0.35 per share on the Senior and Secured Notes and $0.75 per share on the Subordinated and Subordinated B Notes.

Crown recorded the following amounts to interest expense related to long-term debt:
	Three months ended					Three months ended
	September 30, 2003					September 30, 2002
	Senior Notes	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Total	Total

Notes	$244	$133	$124	$85	$586	$ 239
Warrant discount	19	-	-	-	19	18
Conversion feature discount	34	55	-	-	89	56
Total	$297	$188	$124	$85	694	313
Convertible debentures and other long term debt					-	1
Total interest expense					$694	$314

	Nine months ended					Nine months ended
	September 30, 2003					September 30, 2002
	Senior Notes	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Total	Total

Notes	$642	$350	$326	$192	$ 1,510	$ 319
Warrant discount	56	-	-	-	56	54
Conversion feature discount	81	155	-	-	236	74
Total	$779	$505	$326	$192	1,802	447
Convertible debentures and other long term debt					1	232
Total interest expense					$1,803	$679

          4.     Investment in Unconsolidated Subsidiary

          Crown accounts for its investment in Solitario under the equity method. As of September 30, 2003, the market value of Crown's 9,633,585 shares of Solitario was $7,514,000. As of September 30, 2003, Solitario owned 432,158 shares of Crown common stock, received as interest on its Senior Notes and its Subordinated B Notes. Additionally, at September 30, 2003 Solitario had warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes. Crown eliminates any intercompany gain or loss on Crown shares or warrants included in Solitario's other comprehensive income until realized by Solitario.

Unaudited condensed financial information of Solitario is as follows:
Balance Sheets	September 30,	December 31,
(in thousands)	2003	2002
Assets
Current assets	$1,273	$1,952
Mineral properties (net)	3,794	3,743
Other	3,816	1,208
Total assets	$8,883	$6,903
Liabilities and stockholders' equity
Current liabilities	$ 49	$ 99
Stockholders' equity	8,834	6,804
Total liabilities and stockholders' equity	$8,883	$6,903

Statements of Operations	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002
Revenues	$ 91	$ 44	$ 238	$ 100
Costs and expenses	313	486	707	1,455
Net loss	$(222)	$(442)	$(469)	$(1,355)

          On November 4, 2003, Solitario completed a private placement to an independent third party in Canada of 1,500,000 shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000. The additional shares will have the effect of reducing Crown's interest in Solitario from 41.2% to 38.7%.

          5.     Comprehensive Loss

The following represents comprehensive income (loss) and its components:
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002
Net income (loss) as reported	$(1,223)	$(282)	$(2,574)	$5,410
Net unrealized gain (loss) on marketable equity securities	35	101	(16)	162
Comprehensive income (loss)	$(1,188)	$(181)	$(2,590)	$5,572

          6.     Related Party Transactions

          Crown, through its wholly owned subsidiary, Crown Resource Corp. of Colorado ("CRCC"), owns 41.2% of Solitario as of September 30, 2003. On November 4, 2003 Crown's interest was reduced to 38.7% as a result of the issuance of shares by Solitario, see Note 4 above. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of between 25% and 75% of executive and administrative salaries and benefits, rent, insurance and investor relations costs and payment of certain indirect costs and expenses paid by Crown on behalf of Solitario. Management service fees paid by Solitario were $89,000 and $275,000, respectively, for the three months and nine months ended September 30, 2003 and $105,000 and $365,000, respectively, for the three and nine months ended September 30, 2002.

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

          Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2003, the Signing Shareholders collectively held 1,200,533 shares, or approximately 21.3%, of the outstanding shares of Crown. As of September 30, 2003, Solitario owned 432,158 shares of Crown common stock, received as interest on its Senior Notes, had warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

          On February 21, 2003, Solitario invested $400,000 in the Subordinated B Notes on the same terms and conditions as all other investors. See note 3 above.

          7.     Income Taxes

          Crown accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In connection with its corporate reorganization, an ownership change occurred within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of Crown to use its remaining net operating losses and credits will be subject to an annual limitation based on the product of the market value of Crown immediately before reorganization multiplied by the federal long-term tax exempt bond rate. Based upon that computation, Crown has estimated that its available net operating loss deduction available as of the Effective Date will be limited to approximately $120,000 per year for the next 20 years. As a result of this reduction in available net operating losses and losses incurred subsequent to the Effective Date, Crown estimates that its deferred tax liabilities exceed its realizable deferred tax assets by $1,643,000 at September 30, 2003. Crown recognized $629,000 and $1,324,000, respectively, as a deferred tax benefit for the three and nine months ended September 30, 2003 compared to a deferred tax benefit of $144,000 and $207,000, respectively, for the three and nine months ended September 30, 2002, related to its taxable book losses before extraordinary item.

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

Results of Operations

          We currently have no source of recurring revenue and we anticipate any future recurring revenue would only occur after the successful development of the Buckhorn Mtn. Project. The successful development of the Buckhorn Mtn. Project is dependent on several factors, many of which are beyond our control. We cannot provide any assurance we will be able to successfully permit and develop the Buckhorn Mtn. Project. See Liquidity and Capital Resources, Proposed Kinross Transaction, and Buckhorn Mountain Project Permitting below.

Three months ended September 30, 2003

          We had a net loss before extraordinary item of $1,223,000 or $0.22 per share, for the third quarter of 2003 compared with a loss before extraordinary item of $282,000, or $0.09 per share, for the third quarter of 2002. The increase in the loss was the result of an increase in general and administrative costs primarily related to non-cash stock option compensation expense of $848,000 recorded in the third quarter of 2003 and an increase in interest costs related to the convertible notes issued during 2002 and 2003. These increases were mitigated by having no reorganization costs during 2003, a smaller loss at Solitario (which had increased interest income and reduced exploration expense during the third quarter of 2003 compared to the third quarter of 2002), an increase in the deferred tax benefit recorded in the third quarter of 2003 compared to the third quarter of 2002. We recorded a charge of $54,000 during the third quarter related to the reversal of a subsidiary's foreign tax refund recorded in the second quarter of 2003.

          Our revenues from interest income for the third quarter of 2003 were $6,000 compared with $20,000 for the prior year third quarter. A reduction in cash balances primarily as a result of development costs at the Buckhorn Mountain accounted for the decrease.

          We had no active exploration projects during the third quarter of 2003 or 2002. Our general and administrative expenses increased to $1,013,000 during the third quarter of 2003 compared to $96,000 in the prior year third quarter. The increase during 2003 was primarily related to a non-cash charge of $848,000 to compensation expense related to stock options we granted during 2002 that are subject to variable plan accounting. Under variable plan accounting, any increase in the intrinsic value of an option due to changes in the market value of our common stock are charged to compensation expense during the period of service (the vesting period) of the option. In the event the market value of our stock is reduced, we may record a credit to (reduction of) compensation expense up to the amount of previously recorded compensation expense. There were no charges to compensation expense in the prior year third quarter. In addition increased administrative non-bankruptcy costs related to legal fees of $36,000 and shareholder relation costs of $21,000 were recorded during the third quarter of 2003 compared to legal fees of $2,000 and shareholder relation cost of $13,000 recorded during 2002, when these costs were significantly reduced while we were in bankruptcy.

          Our interest expense was $694,000 for the third quarter of 2003 compared to $314,000 in the third quarter of the prior year. This interest is related to the newly issued Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes. All of the notes accrue interest at the rate of 10% per year. We have the option to pay the quarterly interest payments in our common stock at the conversion price of $0.35 per share and $0.2916 per share for the Senior Notes, $0.35 per share for the Secured Notes, and $0.75 per share for the Subordinated and Subordinated B Notes. During the third quarter of 2003, we issued 626,785 shares of common stock, with a market value of $583,000 for interest on the Senior, Secured, Subordinated and Subordinated B Notes, compared to the issuance during the third quarter of 2002 of 356,530 shares with a market value of $143,000 for interest on the Senior, Secured and Subordinated Notes. In addition, we issued the Senior Notes at a discount related to attached warrants and a beneficial conversion feature. We also issued the Secured Notes at a discount related to a beneficial conversion feature. These discounts are being amortized to interest expense, using the interest method over the life of the notes. During the third quarter of 2003 we recorded $108,000 of interest expense related to the amortization of the discounts compared to $74,000 in the prior year quarter. See Note 3 in the notes to the consolidated financial statements.

          We recorded $91,000 of equity in loss of our unconsolidated subsidiary, Solitario, during the third quarter of 2003 compared to $182,000 during the third quarter of 2002. The decrease in the loss from Solitario was the result of Solitario's reduced exploration expense of $144,000 in the third quarter, compared to $216,000 during 2002. Solitario concentrated its exploration activities to the Pedra Branca project in Brazil, in both 2002 and 2003. In January 2003, Solitario entered into a joint venture agreement with Anglo American Platinum Corporation, Ltd. ("Anglo"), which provides that Anglo will pay the exploration costs on the project up to $500,000 during the first six months of the agreement. In addition, Solitario recorded increased interest income and reduced management fees during the third quarter of 2003 compared to the third quarter of 2002.

          A deferred tax benefit of $629,000 was recorded during the third quarter of 2003 compared to a deferred tax benefit of $144,000 during the third quarter of 2002 related to our losses during the respective quarters. Prior to the Effective Date, we had provided a valuation allowance for the excess of its deferred tax assets over its deferred tax liabilities. As a result of the Plan, the availability of our deferred tax assets, consisting primarily of net operating and capital loss carryforwards were limited by the provisions of section 382 of the Internal Revenue Code as a result of a change in control. The reduction in the deferred tax asset, coupled with additional deferred tax liabilities recorded in connection with the discounts to the Senior Notes and the Secured Notes, resulted in a net deferred tax liability of $3,190,000 as of the Effective Date.

Nine months ended September 30, 2003

          We had a loss before extraordinary item of $2,574,000 or $0.52 per share for the first nine months of 2003 compared to $1,514,000 or $0.49 per share for the first nine months of 2002. The increased loss is the result of increased general and administrative costs, primarily related to $1,453,000 of compensation expense related to variable plan accounting recorded in the first nine months of 2003 and an increase in interest expense on the Senior, Secured, Subordinated and Subordinated B Notes during the first half of 2003 compared to interest on the Senior Notes and the Debentures through the first nine months of 2002. The increase in these costs during 2003 compared to 2002 was mitigated by a reduction in our equity share of Solitario's loss and an increase in the deferred tax credit available in 2003 compared to the first nine months of 2002. Additionally, we recorded a gain on the sale of $171,000 on the sale of our Cord Ranch property in the third quarter of 2002 and there was no similar gain recorded in 2003.

          We had no active exploration projects during the first nine months of 2003 or 2002. Our general and administrative expenses increased to $1,907,000 during the first nine months of 2003 compared to $287,000 in first nine months of the prior year. The increase during 2003 was primarily related to a non-cash charge of $1,453,000 to compensation expense related to stock options granted during 2002 that are subject to variable plan accounting. There were no charges to compensation expense in the prior year period. We recorded increased administrative non-bankruptcy costs related to legal fees of $71,000, travel costs of $23,000 and shareholder relation costs of $67,000 were recorded during the first nine months of 2003 compared to legal fees of $7,000, travel costs of $7,000 and shareholder relation costs of $61,000 during 2002, when these costs were significantly reduced as we were in bankruptcy. In addition, our net administrative expenses were increased as a result of a reduction in management fees to $275,000 during the first nine months of 2003 compared to $365,000 during the first nine months of 2002.

          Our interest expense was $1,803,000 for the first nine months of 2003 compared to $679,000 in the prior year period. The interest is primarily related to the Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes. All of the notes accrue interest at the rate of 10% per year. We have the option to pay the quarterly interest payments in our common stock at the conversion price of $0.35 per share and $0.2916 per share for the Senior Notes, $0.35 per share for the Secured Notes, and $0.75 per share for the Subordinated and Subordinated B Notes. During the first nine months of 2003, we issued 1,752,886 shares of common stock, with a market value of $1,453,000 for interest on the Senior, Secured Subordinated and Subordinated B Notes, compared to our issuance of 860,953 shares with a market value of $191,000 for interest on the Senior, Secured and Subordinated Notes during the first nine months of 2002. In addition during the nine months of 2003 we recorded $292,000 of interest expense related to the amortization of the discounts on the Senior and Secured Notes compared to amortization of these discounts of $128,000 in the first nine months of the prior year.

          We recorded $193,000 of equity in loss of unconsolidated subsidiary, related to Solitario, during the first nine months 2003 compared to $558,000 during the first nine months of 2002. The decrease in the loss from Solitario was the result of Solitario's reduced exploration expense in the first nine months of 2003 of $170,000, compared to $711,000 during the first nine months of 2002 as a result of the Anglo joint venture. Solitario recorded increased interest income of $238,000 during the first nine months of 2003 compared to $100,000 during the first nine months of 2002. In addition, Solitario reduced general and administrative expenses to $218,000 during the first nine months of 2003 compared to $300,000 during the first nine months of 2002 related to reductions in staff travel and office expenses.

          We recorded a deferred tax benefit of $1,324,000 in the nine months of 2003 compared to a benefit of $207,000 in the first nine months of 2002. Prior to the Effective Date, we had provided a valuation allowance for our deferred tax assets, and were not able to recognize any deferred tax benefit.

Reorganization and Bankruptcy:

          We recorded reorganization costs of $391,000 during the first nine months of 2002 related to the Bankruptcy. These costs consisted of legal, accounting and consulting expenses. We recorded a net extraordinary gain of $6,924,000 on the extinguishment of debt in connection with the exchange of the Debentures. See Note 2 in the notes to the consolidated financial statements. The transaction is detailed below (in thousands):

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

Liquidity and Capital Resources

          Due to the nature of the mining business, the acquisition, exploration and development of mineral properties require significant expenditures prior to the commencement of production. We have in the past financed our activities through the sale of debt and equity securities, joint venture arrangements (including project financing) and the sale of interests in our properties. To the extent necessary, we expect to continue to use similar financing techniques. Our exploration and development activities and funding opportunities, as well as those of our joint venture partners, may be materially affected by gold price and mineral commodity levels and changes in those levels. The market price of gold and mineral commodities is determined in world markets and is affected by numerous factors, many of which are beyond our control.

          Net cash used in our operating activities was $554,000 in the first nine months of 2003 compared to $752,000 during the first nine months of 2002. The use of cash included payment of $161,000 of accounts payable that were reduced to $126,000 at September 30, 2003 from $287,000 at December 31, 2002. The large accounts payable at the end of 2002 related to drilling activity on the Buckhorn Mtn. Project at the end of last year.

          During the nine months ended September 30, 2003, we spent $709,000 for net additions to mineral property for costs related to permitting and maintenance costs at our Buckhorn Mtn. Project compared to $180,000 in the first nine months of 2002. Since we emerged from the Bankruptcy, our primary focus has been and will continue to be toward the permitting of the Buckhorn Mtn. Project. See Buckhorn Mountain Project Permitting below. We have budgeted $1,575,000 for permitting and development expenditures in 2003 related to the Buckhorn Mtn. Project. These costs include infill drilling of the deposit, certain baseline hydrologic studies, engineering and design work, an updated feasibility study, and work on a supplemental draft environmental impact statement. Additionally, we will pay certain maintenance and legal expenses to maintain our interest in the Buckhorn Mtn. Project. The development of the Buckhorn Mtn. Project through initial production is currently estimated to be approximately $91 million (including $21 million in contingency). We will require significant new financial resources in order to develop the Buckhorn Mtn. Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all. See Proposed Kinross Transaction below.

          Net cash provided from our financing activities was $2,665,000 for the first nine months of 2003 compared to $2,264,000 for the same period of 2002. We issued $2,705,000 in Subordinated B Notes on February 21, 2003. During the third quarter of 2002 we received $3,284,000 from the proceeds of the Escrowed Notes on the Effective Date, of which $1,000,000 was distributed for the benefit of the Debenture holders.

          Cash and cash equivalents amounted to $2,423,000 at September 30, 2003. These funds are generally invested in short-term interest-bearing deposits and securities.

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

          We filed a Plan of Operations ("POO") on May 29, 2003 with the United States Forest Service and the Washington Stated Department of Ecology detailing our underground mining proposal. We intend to file a Supplemental Environmental Impact Statement ("SEIS") during the fourth quarter of 2003. The POO and SEIS are subject to regulatory review and public comment prior to approval. Crown anticipates it will complete an updated reserve report and feasibility study on Buckhorn Mountain in the fourth quarter of 2003. Construction of the Project will not begin prior to the successful completion and approval of the POO and SEIS as well as other remaining permit applications and resolution of any legal and administrative challenges. Potential delays due to the permit process, appeals or litigation are difficult to quantify. There are no assurances that required permits will be issued in a timely fashion, that we will prevail in future legal actions, if any, or that conditions contained in permits issued by the agencies will not be so onerous as to preclude construction or operation of the Project. See Proposed Kinross Transaction below.

          Additionally, uncertainties with respect to the timing of commercial production at the Project, as well as the potential fluctuation in gold prices, could have a material effect upon our ability to fund our operating activities in the long term. There is no assurance that such funding will or can be secured on terms favorable to us, if at all.

Proposed Kinross Transaction

          On October 8, 2003 Crown announced the signing of a letter of intent (the "LOI") with Kinross Gold Corporation of Toronto, Ontario Canada ("Kinross"), whereby Kinross would acquire 100% of Crown. Under the terms of the LOI, shareholders of Crown Resources will receive 0.2911 shares of Kinross for each share of Crown. Assuming all of Crown's warrants are exercised on a cashless basis at the market price of Crown on October 8, 2003 and convertible debentures are converted, a total of approximately 13.1 million common shares of Kinross will be issued upon the completion of the transaction. The transaction is subject to the execution of definitive documentation, respective board and regulatory approvals, the successful completion of due diligence and a minimum two-thirds approval at a special meeting of Crown shareholders. Prior to the completion of the acquisition, Crown would dividend to its shareholders and warrant holders its 9,633,585 shares representing Crown's 38.7% equity interest in Solitario. As part of the distribution of Crown shares, Solitario has agreed to seek approval of its shareholders to the release of 3,140,162 Solitario shares currently held in escrow by the Toronto Stock Exchange.

Note Conversions

          On October 31, 2003 and November 5, 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock in accordance with the provision of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion. On November 5, 2003 $2,705,000 of Subordinated B Notes were automatically converted into 3,606,666 shares of common stock in accordance with the provision of the Subordinated B Notes whereby the Subordinated B Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

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

          We regularly perform evaluations of our assets to assess the recoverability of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. There were no mineral property write-downs in the first nine months of 2003 or 2002.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2003	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$12,455,000	$51,000	$98,000	$12,305,000	$ -
Operating Lease	98,000	5,000	93,000	-	-
Total	$12,455,000	$55,000	$193,000	$12,305,000	$ -

(1) Our long-term debts include Senior Notes, Secured Notes, Subordinated Notes and Subordinated B Notes (collectively "the Notes"), all due October 2006. The Notes carry a 10% interest rate, payable quarterly. We currently anticipate that we will elect to pay future interest in cash when the market price of our common stock is in excess of the conversion price of the notes. However, we cannot assure that we will have the liquidity to pay these Notes upon maturity. On October 31, 2003 and November 5, 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock in accordance with the provision of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

          Additionally, Crown estimates its annual assessment for 152 unpatented claims at Buckhorn Mountain to be $15,200 per year.

The following table illustrates the potential dilution from the conversion of the notes and warrants as of September 30, 2003:
	Outstanding common stock	Senior Notes	Senior Solitario Note	Secured Notes	Subordinated Notes	Subordinated Series B Notes	Warrants	Total shares
Outstanding balance	5,639,048	$3,250,000	$350,000	$2,000,000	$4,000,000	$2,705,000	16,200,000
Conversion price	n/a	$0.35	$0.2916	0.35	$0.75	$0.75	N/a
Fully diluted shares	5,639,048	9,285,714	1,200,000	5,714,285	5,333,334	3,606,667	16,200,000	46,979,048
Percentages	12.0	19.8	2.5%	12.1%	11.4%	7.7%	34.5	100%

          Additionally, as of September 30, 2003, we have 3,400,000 options outstanding that have been issued to Directors, officers and employees with exercise prices of between $0.40 and $0.45 per share, which expire in 2007.

          We have budgeted approximately $1,575,000 for permitting costs at our Buckhorn Mtn. Project for 2003 of which $709,000 has been expended through September 30, 2003. Additionally, development of the Buckhorn Mtn. Project may take up to $91 million (including a $21 million contingency reserve). See Buckhorn Mtn. Project Permitting above.

Item 3. Quantitative and Qualitative Discussions about Market Risk

Market Risk

          As of September 30, 2003, there have been no material changes in the market risks to which we are exposed as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002

Item 4. Controls and Procedures

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

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          (a)     Exhibits:

Exhibits

3.1	Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4, Commission File No. 33-25033 (the "1989 S-4 Registration Statement")).
3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).
10.1	Letter of Intent with Kinross Gold Corporation dated October 8, 2003, whereby subject to certain conditions Kinross agrees to acquire all of the outstanding shares of Crown.
31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8 K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN RESOURCES CORPORATION
November 13, 2003 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
3.1	Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4, Commission File No. 33-25033 (the "1989 S-4 Registration Statement")).
3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).
10.1	Letter of Intent with Kinross Gold Corporation dated October 8, 2003, whereby subject to certain conditions Kinross agrees to acquire all of the outstanding shares of Crown.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.