Form 10-K
period 2003-12-31
CROWN RESOURCES CORP
filed 2004-04-14
CIK 841555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2003

or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 0-17480

CROWN RESOURCES CORPORATION

(Exact name of registrant as specified in charter)

Washington (State or other jurisdiction of incorporation or organization)	84-1097086 (I.R.S. Employer Identification No.)
4251 Kipling St. Suite 390, Wheat Ridge, CO (Address of principal executive offices)	80033 (Zip Code)
(303) 534-1030 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ]   NO [X]

The aggregate market value (based on the closing price of our common stock on June 30, 2003) of common stock held by non-affiliates of the registrant as of March 19, 2004 was approximately $20,412,348. Shares of common stock held by officers and directors of the registrant are not included in the computations, however, the registrant made no determination that such individuals are "affiliates" within the meaning of Rule 405 of the Securities Act of 1933.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Act subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

There were 22,424,806 shares of common stock, $0.01 par value, outstanding on March 19, 2004.

This Form 10-K consists of 72 pages

Exhibit Index Begins on Page 68

TABLE OF CONTENTS

PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, which may include the following:

          Inability to consummate the Merger with Kinross Gold Corporation;

          Adverse results relating to the permitting process for our Buckhorn Mountain Project;

          Fluctuations in gold prices;

          Inability to obtain financing sufficient to allow the execution of Crown's business plans; and

          Other unanticipated events affecting Crown or our properties.

Item 1. Business

          (a) Overview

          Crown Resources Corporation ("Crown") is a precious metals exploration company operating in the western United States. Crown owns 38.7% of Solitario Resources Corporation ("Solitario"). Crown's investment in Solitario is accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia and Peru. Unless the context requires otherwise, "Crown", "we", "us" and "our" refer to Crown Resources Corporation and our consolidated subsidiaries.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation (the "Merger"). The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions and is expected to be consummated immediately following approval of our shareholders and satisfaction of the necessary conditions.

          On October 8, 2003 we announced that we would be distributing our holdings of 9,633,585 shares of Solitario's common stock other than shares withheld to avoid the distribution of fractional shares (the "Spin-off"). We plan to distribute substantially all of our shares of Solitario's common stock to our shareholders prior to closing the Merger with Kinross.

          Our principal expertise is in identifying mineral properties and mineral interests with promising mineral potential, acquiring these interests and exploring them to an advanced stage. Our goal is to advance our properties and mineral interests, either on our own or through joint ventures, to the feasibility study stage and thereafter to pursue their development, typically through a joint venture with a partner that has expertise in mining operations. We have in the past recognized, and expect in the future to recognize, revenues from the option and sale of our properties and mineral interests to joint venture partners and from the sale of our share of metals produced from our mineral interests.

          We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration or development activity other than at our Buckhorn Mountain Project, which is described in Item 2. Our current objective is to continue the permitting process for development of our Buckhorn Mountain Project, in conjunction with Kinross. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not completed as planned, we will need significant additional financial resources to develop the Buckhorn Mountain Project and we cannot assure you that we will be able to obtain such financial resources. We currently estimate the development of the Buckhorn Mountain Project will require up to $32.6 million in initial capital and will utilize toll-milling pursuant to an agreement with Kinross. Based on our current business plan, we estimate our current financial resources are sufficient to fund our operations through 2005.

          Crown was incorporated under the laws of the State of Washington in August 1988. We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information. The SEC's internet address is www.sec.gov.

          (b) Recent Developments

          The Merger

          On November 20, 2003, we executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of our outstanding common stock will be exchanged for 0.2911 shares of Kinross common stock at closing. The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions. Under the Merger Agreement we are required to operate our business in the ordinary course, and we are restricted from engaging in certain significant business and financing transactions, or changes in corporate structure.

          We intend, and the Merger Agreement contemplates, that substantially all of our investment in the common stock of Solitario will be distributed to our shareholders prior to the effective time of the Merger. We have agreed to use commercially reasonable efforts to cause Solitario to make all filings and obtain all regulatory approvals required by the United States and Canadian securities laws and rules of the Toronto Stock Exchange ("TSX") in connection with our distribution of the Solitario common stock to our shareholders and to reasonably cooperate in providing all information to Solitario necessary to complete such filings.

          The Merger Agreement further contemplates that our Board of Directors will take action as permitted under the Crown 2002 Stock Incentive Plan so that all outstanding stock options to purchase Crown common stock will either be exercised or terminated prior to the effective time of the Merger. Additionally, holders of unexercised warrants to purchase shares of Crown common stock will be allowed to elect to exchange the warrant for 0.2911 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective time of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement.

          The Merger Agreement may be terminated by either party if the transaction has not been consummated by September 30, 2004 subject to certain conditions, by mutual written consent, or upon our failure to obtain the approval of our shareholders. The Merger Agreement may also be terminated by Kinross or us upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement. Should we fail to complete the Merger as a result of receiving a superior proposal within six months of the date of the Merger Agreement, we will be obligated to pay Kinross a termination fee of $2.0 million plus Kinross' documented, reasonable third-party, out-of-pocket expenses in connection with the Merger Agreement. We have further agreed to use commercially reasonable efforts to amend or redeem our outstanding convertible notes prior to the effective time of the Merger.

          Spin-off of Solitario Stock

          On October 8, 2003 we announced that we would be distributing our holdings of 9,633,585 shares of Solitario's common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by us be held in escrow pursuant to an escrow agreement (the "Escrow Agreement") to, among other things, prevent us from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to us pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, Solitario's disinterested shareholders (which excluded Solitario's officers, directors and us) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable us to distribute substantially all of the 9,633,585 shares of Solitario's common stock to our shareholders in anticipation of closing the Merger with Kinross. No fractional shares will be issued and no cash payments will be made in lieu of fractional shares. We plan to retain any shares not distributed as fractional shares. We estimate the total number of Solitario shares from undistributed fractional shares will be less than 1,000 shares.

          Conversion of Debt Obligations to Equity

          As part of the Corporate Reorganization in 2002 discussed later in this section, we issued $2,000,000 in 10% convertible Secured Notes (the "Secured Notes"). On November 21, 2003 the Secured Notes were called for redemption, and prior to December 31, 2003 $1,994,000 in Secured Notes were converted into 5,679,142 shares of our common stock, with the remainder being redeemed for cash.

          Also as part of the Corporate Reorganization, we issued $4,000,000 in convertible Subordinated Notes (the "Subordinated Notes"). On October 31, 2003 and November 5, 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of our common stock. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of our common stock.

          Subordinated Notes, Series B, Financing

          On February 21, 2003, we issued $2,705,000 of 10% Convertible Subordinated Promissory Notes due 2006, Series B (The "Subordinated B Notes"). The Subordinated B Notes were convertible into our common stock at $0.75 per share. There was no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price when the transaction closed. The Subordinated B Notes paid interest at 10% in stock or cash at our option, and would have matured in October 2006. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors. On November 5, 2003, $2,705,000 of Subordinated B Notes were automatically converted into 3,606,667 shares of our common stock.

          Corporate Reorganization

          On March 8, 2002, we filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy, we filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). Accordingly, we were in Bankruptcy a total of 84 days (March 8, 2002 through May 30, 2002). While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of our assets immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, we did not adopt fresh start reporting and continue to recognize our historical basis of accounting.

          As part of the Plan, we restructured our existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which has been proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;

(ii)

$2,000,000 in 10% Convertible Secured Notes convertible into our common shares at $0.35 per share. The Secured Notes were pari-passu to and had essentially the same terms as the Senior Notes, including a 10% interest rate payable in cash or common stock at our option, and a maturity date of October 2006. The number of our shares of common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.35 per share. On November 21, 2003 the Secured Notes were called for redemption, and prior to December 31, 2003, $1,994,000 Secured Notes were converted to our common stock and the remainder were redeemed for cash.

(iii)	Warrants, which expire in October 2006 that entitled the holders the right to purchase, in the aggregate, 5,714,285 shares of our common stock at an exercise price of $0.75 per share; and

(iv)

$4,000,000 of convertible unsecured Subordinated Notes convertible into our common shares at $0.75 per share. The Subordinated Notes paid interest at 10% in cash or common stock at our option, and mature on the same date as the Secured Notes. The number of shares of our common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.75 per share. On November 5, 2003, all outstanding Subordinated Notes were automatically converted into our common stock.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. We also transferred $1,000,000 to the Disbursing Agent on the Effective Date. As of December 31, 2003, the Disbursing Agent had delivered $983,667 in cash, $1,967,333 in Secured Notes, $3,934,666 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants to purchase 5,620,952 shares of Crown common stock to Debenture holders who had presented $14,755,000 in Debenture certificates. As of March 5, 2004, $245,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $16,000 in cash, 93,333 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 87,111 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 93,333 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

          The Plan provided that all our other liabilities would be paid in the normal course.

          As part of the Plan we effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of our Preferred Stock would receive no distribution. Accordingly, 66,580 shares of our common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled. The reverse split was applied retroactively to all prior periods.

          The Plan also approved the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan we may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As part of the Plan, we filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

          Buckhorn Mountain Project

          On July 23, 2001, we entered into an agreement (the "Termination Agreement") with Battle Mountain Gold Company, a wholly owned subsidiary of Newmont Gold Corporation, (both companies referred to as "Newmont") to terminate the joint venture regarding the Crown Jewel Project located in north central Washington. As part of the Termination Agreement we became the sole owner of the Crown Jewel Project and granted Newmont a sliding scale royalty on the first 1 million ounces of gold. In October 2002, we changed the name of the Crown Jewel Project to the Buckhorn Mountain Project to underscore the significant differences between our new underground mining approach and our previous partner's Crown Jewel open pit proposal. We also began seeking regulatory approval of a primarily underground mining plan at the Buckhorn Mountain Project, which we believe significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont.

          On November 11, 2003, we entered into a toll milling agreement (the "Toll Milling Agreement") with Echo Bay Minerals Co. ("Echo Bay Minerals"), a wholly-owned subsidiary of Kinross, whereby we would deliver ore from our Buckhorn Mountain Project deposit to Echo Bay Minerals' Kettle River mill, located near the Buckhorn Mountain Project. Under the terms of the Toll Milling Agreement, Echo Bay Minerals agreed to process up to 1,500 tons per day of ore (the "Production Ores") at a cost to Crown of $20 per ton and we agreed to pay a one-time capital charge of $5,000,000. The agreement is subject to us obtaining the necessary permits to mine and deliver the Production Ores, and other standard toll-milling terms.

          As of December 31, 2003 we are reporting gold reserves of 991,300 ounces based upon a feasibility study prepared by SRK Consulting of Toronto, Ontario Canada.

          (c) Considerations Related to Our Business

          Exploration and Development

          As of December 31, 2003, all of our capitalized costs for mineral property and mineral interest relate to the Buckhorn Mountain Project, located in Washington State. We also hold an interest in the Kings Canyon exploration mineral property in Utah. The Buckhorn Mountain Project consists of a variety of interests including unpatented and patented claims and fee land that we own outright or under lease or option or purchase agreements. We have an indirect interest in Latin American properties through Solitario, which has interests in properties located in Peru, Bolivia, Brazil and, as of February 2004, Nevada (USA). We are currently the operator on all of our properties, and we do not hold any properties or mineral interests outside of the United States other than indirectly through Solitario. To the extent that we have in the past or will enter into joint ventures in the future, the success of projects held under joint ventures that we do not operate is substantially dependent on the joint venture partner.

          Historically, after selecting a possible exploration area through our own efforts or with others, we compile reports, review past production records, and review geologic surveys concerning the area. We then undertake field exploration programs to determine whether the area merits work. Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences. If an area shows promise, we will generally either conduct geologic drilling programs in an effort to locate the existence of economic mineralization or seek a joint venture partner to undertake such work. If mineralization is delineated, further work will be undertaken to estimate mineralized material, evaluate the feasibility for the development of a mining project, obtain permits for commercial development and, if the project appears to be economically viable, proceed to place the ore deposit into commercial production.

          Management Services

          We provide management and technical services to Solitario pursuant to a management agreement for which we receive management fees. Certain of our directors and officers are also directors and officers of Solitario. As such, certain of these officers devote a portion of their time to Solitario matters from which we may not receive the full benefit. Additionally, the fact that these officers receive cash compensation from us and not from Solitario may give rise to certain conflicts of interest between these officers' duties to us and to Solitario. Subsequent to the completion of the planned distribution of our Solitario common stock to our shareholders, we intend to continue the current management services arrangement with Solitario. Assuming the Merger is completed after the Spin-off as planned, our management will terminate their employment with us and intend to offer their services directly to Solitario, as we will become part of Kinross.

          Sources of Financing

          The capital required for exploration and development of our properties and mineral interests is substantial. We have financed operations through the issuance of convertible debt instruments, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, and the issuance of common stock.

          We intend to consummate the Merger with Kinross as planned, but can give no assurances that we will be successful in completing the Merger. In the event the Merger is not completed, we can give no assurance that we will be able to successfully complete the permitting process for the Buckhorn Mountain Project, or obtain adequate financing to allow us to develop and operate the Buckhorn Mountain Project, repay our long-term debt, and continue operations. Assuming our pending merger with Kinross is not completed, we currently estimate we have adequate resources to fund our operations through 2005. See Properties - Buckhorn Mountain Project, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

          Competition and Markets

          A large number of companies are engaged in the exploration and development of mineral interests and properties, many of which have substantially greater technical and financial resources than we do. Therefore, we may be at a disadvantage with respect to many of our competitors in the acquisition, exploration and development of mining properties and mineral interests.

          The exploration for and the development and marketing of minerals is affected by numerous factors, many of which are beyond our control. Among these factors are the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the price of fuel, the availability and the cost of labor, and the market price of competitive minerals.

          Title - U.S. Properties

          Our domestic property consists, to a large extent, of unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These laws generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral exploration, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. These laws also provide for the location of unpatented millsite claims for the purpose of mining and milling minerals from valid mining claims. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Furthermore, the acquisition of unpatented millsite claims may be limited by several factors, which include the number of valid unpatented mining claims.

          Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim. In the event that the discovery of a valuable mineral deposit is made on unpatented mining claims in the exploratory stage, we may not be able to assure clear title.

          The Budget Reconciliation Act of 1993 (the "1993 Act") requires the holder of each unpatented mining claim to pay a "claim maintenance fee" of $100 per claim on or before August 31 of each year. To locate new unpatented claims, we must pay the $100 per claim maintenance fee for the initial assessment year and a $25 per claim location fee. If we fail to pay a claim maintenance fee or a location fee as required by the 1993 Act, we conclusively forfeit the related unpatented claim.

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

          Patent Application

          On April 16, 1992, we filed a patent application on unpatented mining claims covering approximately 150 acres at the Buckhorn Mountain Project with the United States Department of the Interior. The Mining Law of 1872 of the United States allows owners of unpatented mining claims that demonstrate economic viability of mineralization discovered on such claims to apply for patent of the unpatented claim. Patenting involves the transfer of surface ownership from the US Government to the successful patent applicant. Certain opposition groups filed a protest to our patent application with the Department of Interior. We filed a response to the protest. The Department of Interior has not set a time frame for granting the patents or responding to the protest.

          Approval of this patent application will not change the ultimate ownership of the reserves at the Buckhorn Mountain project. Currently the mineral rights under the unpatented claims are subject to meeting certain annual maintenance work requirements and payment of an annual claim fee. The US Government owns the surface rights on our unpatented claims. Approval of the patent application will eliminate the annual maintenance and fee requirement as well as vest in us perfected title to the surface and mineral rights on our existing unpatented claims. If the Department of the Interior does not grant the patents on our existing unpatented claims, it will not affect our rights to mine on the unpatented claims nor require us to modify our currently planned mining operation.

          Regulation

          The development, production and sale of minerals is subject to federal, state, provincial and local regulation in a variety of ways, including environmental regulation and taxation. Federal, state, and local environmental regulations generally have a significant effect on all companies, including ours, engaged in mining or other extractive activities, particularly with respect to the permitting requirements imposed on such companies, the possibilities of project delays, and the increased expense required to comply with such regulations. We believe we are in substantial compliance with all such regulations in all the jurisdictions in which we operate.

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

          Our exploration programs are subject to federal, state and local environmental regulations. A substantial portion of our mining claims are on U.S. public lands. The United States Forest Service ("USFS") and Bureau of Land Management ("BLM") extensively regulate mining operations conducted on public lands. Most operations involving the exploration for minerals are subject to laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. In addition, in order to conduct mining operations on our properties, we will be required to obtain performance bonds related to environmental permit compliance. These bonds may take the form of cash deposits or, if available, could be provided by outside insurance policies. We may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or mining activity may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

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

          Applicable laws and regulations require us to make certain capital and operating expenditures to maintain current operations and initiate new operations. Our estimates of expenditures required to comply with applicable regulations are included in all of our budgets for our projects. Although these costs are difficult to determine, we are not currently aware of any expenditure that is required in excess of budgeted amounts. We incur expenditures for land reclamation undertaken in the normal course of operations in compliance with federal and state land restoration laws and regulations. Under certain circumstances, we may be required to close an operation until a particular problem is remedied or to undertake other remedial actions. However, we are not aware of the existence of any such circumstances at this time.

          Gold Price

          The future profitability of our operations is significantly dependent on the price of gold. After reaching a 20-year low of $251 per ounce in late 1999, the price of gold remained at depressed levels through most of 2001, recovered to a price of $347 per ounce on December 31, 2002, and further improved to a price of $415 by December 31, 2003. Many factors influence the price of gold including interest rates, rate of inflation, and the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. We cannot predict whether gold prices will remain at a level at which our reserves can be mined profitably.

          Insurance

          The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. We maintain insurance coverage consistent with industry practice, but cannot assure you that this level of insurance can cover all risks of harm to Crown associated with being involved in the mining business.

          Employees

          As of March 12, 2004, we employed seven persons. We consider our relations with employees to be excellent. All employees are eligible to participate in our stock option plans. None of our employees are covered by a collective bargaining agreement. A portion of our employee's time is devoted to work under the management services contract with Solitario.

Item 2. Properties

          (a.)     Reserves and Mineral Deposits

          The following table shows our proven and probable gold reserves at December 31, 2003:

Mineable Probable Reserves
Ore Tons	Gold Grade (ounces/ton)	Contained Gold (ounces)

3,075,000	0.32	991,300

          Our proven and probable reserves are reported as mineable (extractable) ore reserves. The mineral reserves and resources reported herein have been verified by SRK Consulting ("SRK"), based in Toronto, Canada, as of December 15, 2003. SRK's feasibility study for the Buckhorn Mountain Project incorporates the Toll Milling Agreement and determined that the reported mineral reserves are economically viable based on current information on costs and technology applicable to mining, metallurgy and other relevant factors that relate to the extraction of the mineral reserve. A summary of the major assumptions is provided below:
Toll milling contract cost:	$20 per ton
Gold price:	$350 per ounce
Gold recovery from mined ore:	90%
Economic cut off grade (ounces gold/ton):	0.19
Daily production rate:	1,500 tons
Total operating costs:	$201 per ounce of gold recovered (including toll milling contract cost)
Initial capital costs:	$32.6 million
Sustaining capital, life of mine:	$10.0 million

          Mineral reserves were estimated based on a gold price of $350 per ounce at December 15, 2003. The value of contained silver in the ore was ignored. The gold price at the time of reporting of the reserves was substantially higher than the level used in estimating. However, the price has been lower during recent time periods. If the market price were to decrease to lower levels, we may determine that our reserves should be re-estimated resulting in a potential reduction in the amount of reserves.

          In addition to the above, we have identified mineral deposits on the Kings Canyon property in Utah. However, we have no proven and probable reserves or capitalized costs associated with this property as of December 31, 2003.

          The following discussion summarizes the primary mineral interests and mineral property in which we have a direct interest. We believe the mineral interests and mineral property described below are favorable for mineral development, although we cannot assure you that any of the mineral interests, in which we have or may acquire an interest, will be economically viable.

          (b.)     Buckhorn Mountain Project

          Property Description and Location. The Buckhorn Mountain Project is located on approximately 2,000 acres, 24 miles east of Oroville, Washington. We currently own 100% of the Buckhorn Mountain Project, which was held in a joint venture with Battle Mountain Gold Corporation ("Battle Mountain") prior to July 2001. During our joint venture with Battle Mountain, the Buckhorn Mountain Project was known as the Crown Jewel Project. Battle Mountain merged with Newmont Gold Corporation ("Newmont") on January 10, 2002.

          The Buckhorn Mountain Project is held by a combination of fee ownership, fee land for which leases are held with options to purchase, and unpatented mining claims. The ore deposit lies primarily on unpatented claims we own. Royalties on mineral property we control and payable to third parties vary from a 2% net smelter return ("NSR") royalty to an 8.33% net profits royalty on certain unpatented mining claims. The ore body as currently defined is subject only to a sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold. The Newmont royalty may be purchased in its entirety for $2.0 million at any time before July 23, 2006.

          We have applied for patents on nine unpatented mining claims covering approximately 150 acres.

          Accessibility, Climate, Local Resources, Infrastructure, and Terrain. The Buckhorn Mountain Project is located in the Okanogan Highlands, a mountainous terrain characterized by rounded peaks and moderately steep walled valleys. The elevation range in the project area is approximately 4,500 feet to 5,500 feet.

          Vegetative cover in the project area is mostly coniferous forest dominated by Douglas fir and western larch. Natural openings on forested hillsides consist of dry scrublands or grassy meadows. The climate in the deposit area can be considered temperate. The calculated mean annual precipitation is 20 inches, approximately 35% of which falls as snow. Average annual total snow accumulation in the area of the deposit is about three feet.

          The small community of Chesaw is the closest town. Oroville (population 1,500) is the nearest incorporated community. Paved roads from Oroville approach to within six miles of the property with the remaining access by graded county road and three miles of primitive USFS road. No power exists at the location of the ore deposit. The nearest power is located three miles to the south.

          History. We discovered the ore bodies known as the Buckhorn Mountain Project deposit shortly after acquiring the property in 1988. Prior to that time only small prospect pits, shafts and tunnels had explored the general area, none of which intersected the ore body, as it is currently defined.

          In March 1990, we entered into a joint venture agreement with Battle Mountain (the "Battle Mountain JV Agreement"), under which Battle Mountain could earn a 51% interest in the Buckhorn Mountain Project by building a 3,000-ton per day mining facility. The Battle Mountain JV Agreement was subsequently modified in May 1994 allowing Battle Mountain the right to earn a 54% interest in the Project. Under the Battle Mountain JV Agreement, as amended, Battle Mountain paid us $18,500,000, and funded all exploration and permitting on the Buckhorn Mountain Project through July 2001. On July 23, 2001, we entered into an agreement (the "Termination Agreement") with Battle Mountain to terminate the Battle Mountain JV Agreement. As part of the Termination Agreement, we became the sole owner and manager of the Buckhorn Mountain Project and granted Battle Mountain a sliding scale royalty of 0.5% to 4% on the first one million ounces of gold. The royalty varies with the price of gold and we may purchase the royalty from Newmont, as successor to Battle Mountain, for a payment of $2 million any time before July 23, 2006.

          Since return of 100% ownership of the property, we have conducted drilling, engineering, and environmental studies and permitting activities.

          Geology and Mineralization. The Buckhorn Mountain Project gold deposit occurs within a portion of an extensive calcic skarn system formed at the southern contact of the Buckhorn Mountain Jurassic/Cretaceous-aged diorite-granodiorite pluton with Triassic-aged limestones and andesites. Both the skarn system and the ore body are largely tabular and flat lying in geometry. The skarn system is compositionally zoned in relation to the intrusive pluton with gold mineralization both concordant and crosscutting to the various skarn assemblages. Gold enrichment occurs almost exclusively within skarnified rocks both as irregular bodies and as more continuous tabular replacements of limestone. Gold values are associated with low grades of silver (less than one ounce per ton). No other economic minerals occur within the ore.

          Exploration. We began an exploration program at the Buckhorn Mountain Project in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Battle Mountain drilled over 550 holes designed to both confirm and expand the known reserve. In 2002 and 2003, we drilled 41 core holes to further confirm the grade and continuity of mineralization in selected parts of the ore body.

          Drilling, Sampling and Analysis, and Security of Samples. Drilling on the property occurred in three phases. We drilled core and reverse circulation rotary holes during the period of 1988 to early 1989. Battle Mountain drilled core and reverse circulation rotary holes from 1990 to 1995 and we drilled core holes in 2002 and 2003. During the first phase of our drilling, splits were taken of drill samples and submitted for analysis to Silver Valley Laboratories of Osburn, Idaho. Core was sawed and reverse circulation rotary chips were riffle split in order to obtain representative samples for analysis. Check assays of selected samples were submitted for comparison with original assays. Sample intervals were selected by the geologist in charge of the project. After acquiring its joint venture interest, Battle Mountain checked our drill results by submitting splits from the core, pulps from core and reverse circulation rotary samples and reverse circulation rotary duplicate chips to a second laboratory for confirmatory assays. Additionally, Battle Mountain drilled twin holes to confirm our results in selected areas.

          Battle Mountain's drilling was logged by a geologist and was sampled on five-foot intervals. Entire core samples were submitted for assay and pulps were checked for re-assay. Rejects of reverse circulation rotary holes were re-assayed. Standards and blanks were submitted along with exploration samples. Battle Mountain primarily used Silver Valley Laboratory of Osburn, Idaho for assay services.

          Samples from our second phase of drilling in 2002 and 2003 were assayed primarily by CAS Laboratories of Spokane, Washington with most check assays performed by ALS Chemex laboratory of Vancouver, British Columbia. Imbedded standards, sample duplicates and blanks were assayed. We used ALS laboratories of Spokane, Washington as the primary laboratory and ALS Chemex laboratory of Vancouver, British Columbia as the primary check assay laboratory. Core was logged and sample intervals were selected by the geological staff for analysis. Chain of custody was documented between the geologist and the laboratory. Core samples and rejects are stored on site under our supervision.

          No significant sampling or analytical biases are known to exist within any of the data sets that could affect the estimation of the resources or reserves.

          Toll Milling Agreement. On November 11, 2003, we entered into a toll milling agreement with Echo Bay Minerals, a wholly-owned subsidiary of Kinross, whereby we agreed to deliver ore from our Buckhorn Mountain Project deposit to Echo Bay Minerals' Kettle River mill, located near Republic, Washington approximately 92 kilometers (57 miles) from the Buckhorn Mountain Project. Under the terms of the toll milling agreement, Echo Bay Minerals agreed to process up to 1,500 tons per day of ore produced at the Buckhorn Mountain Project at a cost to us of $20 per ton. In addition, we agreed to pay a one-time capital charge of $5,000,000 to Echo Bay Minerals on or before the last day of the calendar month following the delivery of ores from the Buckhorn Mountain Project to the Kettle River mill. The toll milling agreement is subject to our obtaining the necessary permits to mine and deliver the ores from the Buckhorn Mountain Project, standard toll-milling terms regarding (among other terms) grade, delivery, commingling and refining, and regulatory approval. If the Merger is consummated, the toll milling agreement will be between subsidiaries of Kinross and, therefore, may be terminated.

          Permitting and Development. In July 2001, we became the sole owner of the Crown Jewel project and renamed it the Buckhorn Mountain Project. Previously, the Crown Jewel Project had been subject to a joint venture agreement between Crown and Battle Mountain. Battle Mountain had proposed an open-pit mining operation with an on-site processing facility. Battle Mountain's proposed open-pit Crown Jewel Project was subjected to numerous permitting and legal challenges and delays. In January of 2000, the Washington Pollution Control Hearings Board (the "PCHB") vacated the previously granted 401 Water Quality Permit and certain water rights for the Crown Jewel Project. Other permits previously granted to the Crown Jewel Project have since lapsed and will have to be reacquired as part of the ongoing permitting process.

          As part of the analysis of the Buckhorn Mountain Project subsequent to the January 2000 PCHB ruling, we retained Gochnour and Associates ("Gochnour") to review the required permits for a potential combination underground/open-pit-mine design for the Buckhorn Mountain Project ore deposit. Gochnour indicated this mine design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the proposed mine design is legally permittable.

          During 2002, we began seeking regulatory approval and permits to operate an exclusively underground mining operation at the Buckhorn Mountain Project. In May 2003, we submitted our Initial Buckhorn Mountain Project Plan of Operations with the USFS and the Washington State Department of Ecology. The Initial Buckhorn Mountain Project Plan of Operations was deemed complete by the USFS in August 2003. This plan proposed a processing facility seven miles from the mine that we would construct, own, and operate. The ore would have been trucked from the mine to the mill. We believed this development plan significantly reduced the environmental impacts compared to the Crown Jewel open-pit mining plan proposed by Battle Mountain.

          Subsequent to the signing of the toll milling agreement with Echo Bay Minerals, we filed an amended Buckhorn Mountain Plan of operations as outlined in the SRK feasibility study that provides for trucking of ore from the mine to the Kettle River processing facility owned by Echo Bay Minerals. This new development plan further reduces environmental impacts in comparison to the previous Buckhorn Mountain Project Plan of Operations by eliminating the need for new milling and tailings disposal facilities.

          Although we are not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

          Construction of the Buckhorn Mountain Project will not begin prior to the successful issuance of the remaining permits and resolution of the potential future legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See Item 3, -Legal Proceedings.

          Financing. If the Kinross Merger is not completed, we would require additional capital in the form of either equity or debt financing, or we would need to enter into a joint venture to permit, develop, and operate the Buckhorn Mountain Project. We cannot assure you that such financing would be available on acceptable terms in order for the Buckhorn Mountain Project to enter into commercial production. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          (c.)     Other Property Interests

          Cord Ranch Project. We held certain mineral claims in the Dixie Creek and Pinon Range prospects adjacent to Cord Ranch in the state of Nevada. In September 1994, we signed a Joint Venture Option agreement, which was assigned to a subsidiary of Royal Standard Minerals Inc. ("Royal Standard"). Subsequently, Royal Standard earned a 70% interest in these properties pursuant to the agreement.

          On September 4, 2002, we sold our remaining 30% interest in the Cord Ranch properties to Royal Standard for one million shares of common stock of Royal Standard. We recorded a gain on sale of $171,000, based on the quoted market price of the shares received on the date of sale, as we had no carrying value for our interest in the Cord Ranch Properties.

          Kings Canyon. The Kings Canyon property in Utah consists of 360 acres of unpatented claims. We hold a 100% interest in the property, subject to a 4% net smelter royalty to third parties. There are no proven or probable reserves or capitalized costs related to the Kings Canyon property as of December 31, 2003. We will continue to maintain the property and may seek a joint venture partner to further evaluate and develop the Kings Canyon property.

          (d.)          Mineral Interest, Mineral property and Exploration Expenditure Overview

          During 2003, we incurred $858,000 in expenditures in support of permitting and development of our Buckhorn Mountain Project. We are required to pay annual property taxes on fee lands and patented mining claims we own, which we expense to operations as incurred. These amounted to $6,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively. We are required to pay annual rental and maintenance fees to maintain our interests in unpatented mining claims, which we expense to operations as incurred. These amounted to $17,000 and $49,000 for the years ended December 31, 2003 and 2002, respectively. Any production from our fee lands, patented mining claims, and unpatented mining claims will be subject to ad valorem taxes. We have no work commitments to be fulfilled in 2004.

2004 Annual Maintenance Fee Commitments:

Payments on unpatented mining claims
Property
Buckhorn Mountain Kings Canyon TOTAL:	$15,000 2,000 $17,000

Item 3. Legal Proceedings

Litigation

          We are not currently involved in any litigation.

          However, beginning in March 1997, the attempt to permit the Crown Jewel Project was subject to various legal challenges in Washington State court, United States District Court, and administrative hearings. Prior permitting efforts centered on Battle Mountain's proposed open pit mine that is no longer being pursued. Our current proposed plan of operation calls for an underground mine, which we anticipate will address many of the prior concerns. Most notably the current plan substantially reduces the number of surface acres that will be impacted by the mining operations, and utilizes the existing Kettle River processing facility owned by Echo Bay Minerals, so that a new processing facility will no longer need to be constructed at or near the site. Although none of the previous legal challenges or protests relate to our current plan of operations, we cannot make assurances that future litigation will not be filed.

Patent Application

          On April 16, 1992, we filed a patent application with the United States Department of the Interior. The Mining Law of 1872 of the United States allows owners of unpatented mining claims that demonstrate economic viability of mineralization discovered on such claims to apply for patent of the unpatented claim. Patenting involves the transfer of surface ownership from the US Government to the successful patent applicant. Certain opposition groups filed a protest to our patent application with the Department of Interior. We filed a response to the protest. The Department of Interior has not set a time frame for granting the patents or responding to the protest.

          Approval of this patent application will not change the ultimate ownership of the reserves at the Buckhorn Mountain project. Currently the mineral rights under the unpatented claims are subject to meeting certain annual maintenance work requirements and payment of an annual claim fee. The U.S. Government owns the surface rights on our unpatented claims. Approval of the patent application will eliminate the annual maintenance and fee requirement as well as combine perfected title to us regarding the surface rights on our existing unpatented claims. If the Department of the Interior does not grant the patents on our existing unpatented claims, it will not affect our rights to mine on the unpatented claims nor require us to modify our currently planned mining operation.

          The impact and timing of resolution of these and any other actions related to the permitting process cannot be determined with any accuracy at this time. See Item 2 - Properties - Buckhorn Mountain Project - Permitting and Development.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common shares are now traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CRCE.

          The following table sets forth the high and low sales prices on the OTCBB for our common stock for the quarterly periods from January 1, 2002 to December 31, 2003. All prices have been adjusted to take into account the 1 for 5 reverse split in accordance with the Plan.

	Prices (US$)
	High	Low
2003
First Quarter	0.92	0.53
Second Quarter	1.04	0.82
Third Quarter	1.64	0.83
Fourth Quarter	2.69	1.50

2002
First Quarter	0.95	0.25
Second Quarter	1.55	0.32
Third Quarter	1.01	0.26
Fourth Quarter	0.65	0.36

          Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. At March 19, 2004, there were 2,043 record holders of Crown's common stock.

          In October 2001, we issued $3,600,000 of Senior Notes and related warrants. These securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933. In June 2002, we issued $2,000,000 of Secured Notes and $4,000,000 of Subordinated Notes. These notes were issued pursuant to the exemptions provided under section 1142 of the United States Bankruptcy Code. In February 2003, we issued $2,705,000 of Subordinated B Notes. These securities were issued pursuant to an exemption under Regulation D of the Securities Act of 1933. In the fourth quarter of 2003, our outstanding Subordinated and Subordinated B Notes were automatically converted into shares of our common stock and holders of $1,994,000 of our Secured Notes converted them into shares of our common stock. See Item I (b) "Conversions of Debt Obligations to Equity."

Code of ethics

          We adopted the Crown Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer (the "Code of Ethics") on March 17, 2004. A copy of which may be found on our website at www.crownresources.com. Any person who wishes to receive a copy of the Code of Ethics may do so at no charge by written request to Investor Relations, Crown Resources, 4251 Kipling St, Suite 390, Wheat Ridge, CO 80033,

Item 6. Selected Financial Data

          The selected consolidated financial data set forth below as of and for each of the five years in the period ended December 31, 2003 has been derived from the our audited consolidated financial statements (not all of which financial statements are presented herein). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included elsewhere in this report.
Balance sheet data:	As of December 31,
(in thousands)	2003	2002 (1)	2001(1)	2000(1)	1999(1)
Total assets	$34,446	$29,644	$ 31,030	$ 28,871	$30,514
Current portion of long term debt	49	70	18,302	15,000	-
Non-current portion of long- term debt	353	5,037	107	-	15,000
Working capital (deficit)	2,082	793	(15,713)	(14,211)	4,881
Stockholders' equity	30,244	19,159	11,630	13,470	13,785

Income statement data:	Year ended December 31,
(in thousands, except per share amounts) (4)	2003	2002 (1)	2001(1)	2000 (1)	1999(1)
Revenues and property sales	$ -	$ 171	$ 214	$ 6,057	$ 201
Income (loss) before change in accounting principle	(2,989)	2,091	(2,098)	(688)	(1,695)
Change in accounting principle	-	-	-	-	(8,451)
Net income (loss)	$(2,989)	$2,091	$(2,098)	$(688)	$(10,146)
Basic income (loss) per share before change in accounting principle	$ (0.45)	$ 0.65	$ (0.72)	$ (0.24)	$ (0.58)
Change in accounting principle	-	-	-	-	(2.90)
Basic income (loss) per share	$ (0.45)	$ 0.65	$ (0.72)	$ (0.24)	$ (3.48)
Diluted income (loss) per share before change in accounting principle	$ (0.45)	$ 0.10	$ (0.72)	$ (0.24)	$ (0.58)
Change in accounting principle	-	-	-	-	(2.90)
Diluted income (loss) per share	$ (0.45)	$ 0.10	$ (0.72)	$ (0.24)	$ (3.48)

(1)     As restated. See note 12 to the consolidated financial statements included in Item 8.

(2)     Includes the operations of Solitario on a consolidated basis through October 18, 2000. Subsequent to October 18, 2000, the results of Solitario are reflected under the equity method of accounting.

(3)     We changed our method of accounting for exploration costs and recorded an $8.5 million charge related to the cumulative effect of the change in accounting principle to operations in 1999.

(4)     All per share amounts have been adjusted to account for the 1 for 5 reverse split pursuant to the Plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, included elsewhere in this report. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

          As discussed in Note 12 to the consolidated financial statements, our financial statements as of and for the years ended December 31, 2002 and 2001 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

(a.) Business Overview

          We are a precious metals exploration company operating in the western United States. At December 31, 2003, we own 38.7% of Solitario Resources Corporation ("Solitario"). Our investment in Solitario is accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia and Peru.

          Our principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Our goal is to advance our properties and mineral interests, either on our own or through joint ventures, to the feasibility study stage and thereafter to pursue their development, typically through a joint venture with a partner that has expertise in mining operations. We have in the past recognized, and expect in the future to recognize, revenues from the option and sale of our properties and mineral interests to joint venture partners and from the sale of our share of metals produced from our mineral interests.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation (the "Merger"). The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions.

          On October 8, 2003 we announced that we would be distributing our holdings of 9,633,585 shares of Solitario's common stock other than shares withheld to avoid the distribution of fractional shares (the "Spin-off"). We plan to distribute substantially all of our shares of Solitario's common stock to our shareholders prior to closing the Merger with Kinross.

(b.) Recent Financing Transactions

          As part of the Corporate Reorganization in 2002, we issued $2,000,000 in 10% convertible Secured Notes and $4,000,000 in convertible Subordinated Notes. On November 21, 2003 the Secured Notes were called for redemption, and prior to December 31, 2003, $1,994,000 of Secured Notes were converted into 5,679,142 shares of our common stock, with the remainder being redeemed for cash. On October 31, 2003 and November 5, 2003 a total of $839,331 of Subordinated Notes were converted into 1,119,108 shares of our common stock. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of our common stock.

          On February 21, 2003, we issued $2.7 million of 10% Convertible Subordinated B Notes. On November 5, 2003, $2,705,000 of Subordinated B Notes automatically converted into 3,606,667 shares of our common stock.

(c.) Corporate Reorganization

          On March 8, 2002, we filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy, we filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). Accordingly, we were in Bankruptcy a total of 84 days (March 8, 2002 through May 30, 2002). While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of our assets immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, we did not adopt fresh start reporting and continue to recognize our historical basis of accounting.

          As part of the Plan, we restructured our existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which has been proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;

(ii)

$2,000,000 in 10% Convertible Secured Notes convertible into our common shares at $0.35 per share. The Secured Notes were pari-passu to and had essentially the same terms as the Senior Notes, including a 10% interest rate payable in cash or common stock at our option, and a maturity date of October 2006. The number of our shares of common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.35 per share. On November 21, 2003 the Secured Notes were called for redemption, and prior to December 31, 2003, $1,994,000 Secured Notes were converted to our common stock and the remainder were redeemed for cash.

(iii)	Warrants, which expire in October 2006 that entitled the holders the right to purchase, in the aggregate, 5,714,285 shares of our common stock at an exercise price of $0.75 per share; and

(iv)

$4,000,000 of convertible unsecured Subordinated Notes convertible into our common shares at $0.75 per share. The Subordinated Notes paid interest at 10% in cash or common stock at our option, and matured on the same date as the Secured Notes. The number of shares of our common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.75 per share. On November 5, 2003, all outstanding Subordinated Notes were automatically converted into our common stock.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. We also transferred $1,000,000 to the Disbursing Agent on the Effective Date. As of December 31, 2003, the Disbursing Agent had delivered $983,667 in cash, $1,967,333 in Secured Notes, $3,934,666 in Subordinated Notes (including any accrued and paid interest from June 11, 2002) and Warrants to purchase 5,620,952 shares of Crown common stock to Debenture holders who had presented $14,755,000 in Debenture certificates. As of March 19, 2004, $245,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $16,000 in cash, 93,333 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 87,111 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 93,333 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

          The Plan provided that all our other liabilities would be paid in the normal course.

          As part of the Plan we effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of our Preferred Stock received no distribution. Accordingly, 66,580 shares of our common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled. The reverse split was applied retroactively to all periods.

          The Plan also approved the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan we may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As of March 19, 2004, options to purchase 3,291,500 shares are outstanding. As part of the Plan, we filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

(d.) Results of Operations

          Limited Revenue Sources

          We currently have no source of recurring revenue and we anticipate any future recurring revenue would only occur after the successful development of the Buckhorn Mountain Project. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond our control. Although we are in the late stages of the process of securing the necessary permits for the development of the Buckhorn Mountain Project, we cannot provide any assurance we will be successful in these efforts.

          We have historically derived our revenues from the option and sale of property interests, interest income and to a lesser extent from payments on royalty interests and the sale of our share of gold produced on our properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred, and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur. In the past, our exploration and development expenditures, including those of Solitario, have constituted the bulk of our activities.

          2003 vs. 2002

          For 2003, we had a net loss of $2,989,000, or $0.45 per basic and diluted share, compared to net income of $2,091,000, or $0.65 and $0.10 per basic and diluted share, respectively, in 2002. The net loss in 2003 primarily resulted from a lack of any revenue during the year, along with variable option compensation expense of $3,126,000 and other costs of our operations aggregating $1,609,000, with an offsetting income tax benefit of $1,720,000. The net income in 2002 primarily resulted from a $171,000 gain on the sale of our Cord Ranch properties and a gain of $8,684,000 from the discharge of convertible debentures in our 2002 Corporate Reorganization, offset by $387,000 in reorganization costs, variable option compensation expense of $175,000, other costs of our operations aggregating $1,406,000, and an income tax provision of $4,867,000. Each of these items are discussed in more detail below.

          No amounts were reported as revenues and property sales in 2003, and $171,000 was reported in 2002 in relation to the sale of the Cord Ranch properties.

          Exploration expense decreased to $27,000 in 2003 from $58,000 in 2002, as we focused our efforts on completing the Merger Agreement with Kinross and finalizing our Amended Plan of Operations for the Buckhorn Mountain Project.

          General and administrative expenses increased significantly to $995,000 in 2003 from $432,000 in 2002, primarily as a result of increased professional services costs and a decrease in amounts charged to Solitario, as a result of modifications to the Management and Technical Services Agreement with Solitario in July 2002. Legal and accounting costs were $526,000 in 2003 versus $81,000 in 2002. The increase in 2003 was primarily associated with costs in relation to the pending Kinross Merger. In addition, the 2002 costs were lower since certain other legal and accounting costs were charged to reorganization costs in the 2002 statement of operations as in relation to the Corporate Reorganization. All reorganization costs were related to our Bankruptcy in 2002, totaled $387,000, and were reported separately on our consolidated statement of operations. Amounts charged to Solitario for management fees in 2003 decreased to $351,000 from $449,000 in 2002 primarily as a result of a modification to the Management Agreement in July 2002 whereby the percentage of certain finance and administrative costs to be charged to Solitario decreased from 75% for both to 50% and 25%, respectively. Other general and administrative costs, including salaries and other personnel related costs, were comparable from 2002 to 2003. If our pending Merger with Kinross is not completed we expect our general and administrative costs to be comparable to 2003 during 2004 as a result of ongoing professional service costs related to the Merger, which we have incurred during the first three months of 2004.

          Variable option compensation expense increased significantly to $3,126,000 in 2003 from $175,000 in 2002, primarily as a result of an increase in the intrinsic value of stock options due to an increase in the value of our common stock from $0.58 per share at December 31, 2002 to $2.58 per share at December 31, 2003. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. If our pending Merger with Kinross is not completed, unless there is a similar or greater increase in the market price of our stock in 2004 compared to 2003, we would expect our variable option expense to be less in 2004 than in 2003. If the market price of our stock declines during 2004 from the December 31, 2003 market price of $2.58 per share, we would record a credit to expense for the change in the intrinsic value.

          Our equity in the loss of Solitario was $571,000 in 2003, versus $873,000 in 2002. The $302,000 improvement resulted from Solitario's lower exploration expense, lower management fees, and increased interest income during 2003. Solitario's lower exploration expense accounted for approximately $220,000 of the improvement, due primarily to joint venture reimbursements during 2003. Lower management fees from us and increased interest income accounted for approximately $40,000 and $55,000 of the improvement, respectively, while the increase in interest income resulted primarily from our paying accrued interest on our debt instruments in shares of our common stock where the value of the shares at issuance was higher than the stated interest rate on the related debt instruments. If our distribution of our holdings of Solitario common stock is not completed, we expect our 2004 equity in loss of Solitario to be comparable to 2003.

          We recorded an income tax benefit of $1,720,000 in 2003 versus an income tax provision of $4,867,000 in 2002. Although we expect the Spin-Off of our interest in Solitario to our stockholders to be a taxable transaction, we anticipate this will not result in current tax due to the utilization of net operating losses. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

          2002 vs. 2001

          We had net income of $2,091,000, or $0.65 and $0.10 per basic and diluted share, respectively in 2002 compared with a net loss of $2,098,000 or $0.72 per basic and diluted share in 2001. The net income in 2002 primarily resulted from a gain of $8,684,000 from the discharge of convertible debentures in our 2002 Corporate Reorganization less our general and administrative costs of $432,000, our option compensation expense of $175,000, our equity in the loss of Solitario of $873,000 and our income tax provision of $4,867,000.

          Revenues and property sales consisted of a $171,000 gain on the sale of the Cord Ranch properties in 2002, versus $214,000 in 2001. During 2001, we sold our interest in Judith Gold for 200,000 shares of Canyon Resources common stock, resulting in a gain on sale of $200,000, which equaled the proceeds from the sale.

          Exploration expense was $58,000 in 2002 versus $36,000 in 2001. Through mid 2001, these costs had previously been paid by our former joint venture partner, Battle Mountain.

         General and administrative expenses were $432,000 in 2002 compared to $828,000 in 2001. The lower costs in 2002 primarily resulted from reduced administrative costs, particularly related to legal and accounting expenses that were reduced from $425,000 in 2001 to $81,000 in 2002. The increased 2001 legal expenses for general corporate matters related to the default in 2001 on the Debentures and related restructuring negotiations. In addition, certain additional legal and accounting costs of $387,000 were incurred during 2002 as a result of the Bankruptcy filing and are charged as reorganization costs. Personnel costs decreased to $570,000 in 2002 from $668,000 in 2001, primarily due to lower staffing levels in 2002 and related severance charges in 2001 of $37,000. All other general and administrative costs decreased to $230,000 in 2002 from $325,000 in 2001, due to lower spending on public relations, travel and other office costs. We did not hold an annual meeting in 2002 due to the Bankruptcy, and as our corporate focus shifted to the corporate reorganization, we lowered our overall administrative spending. Amounts charged to Solitario for management fees decreased to $449,000 in 2002 from $590,000 in 2001, primarily as a result of a modification to the Management Agreement in July 2002 whereby the percentage of certain finance and administrative costs to be charged to Solitario decreased from 75% for both to 50% and 25%, respectively

          In 2002, we recorded a charge of $175,000 for variable option compensation expense related to 2002 options grants subject to variable plan accounting. There were no charges to compensation expense for variable plan accounting in 2001, as all variable plan option grants had exercise prices in excess of the market price during the year.

          Our equity in the loss of Solitario was $873,000 in 2002, versus $1,512,000 in 2001. The $639,000 improvement resulted from Solitario's lower exploration expense, general and administrative expenses, management fees and asset write-downs, offset by higher amortization in relation to its mineral interests. Solitario's lower exploration expense accounted for approximately $215,000 of the improvement. During 2002, Solitario's exploration activities were limited to a single project, versus three separate projects in 2001. Lower management fees from us and lower general and administrative expenses accounted for approximately $58,000 and $57,000 of the improvement, respectively. During 2001, Solitario recorded certain asset write-downs that accounted for $525,000 of the improvement. These improvements were offset by $191,000 due to the effect of amortization of Solitario's mineral interests recorded in 2002, where none was recorded in 2001.

          We recorded an income tax provision of $4,867,000 in 2002, and did not record an income tax benefit in 2001 against our 2001 pretax loss due primarily to the establishment of a valuation allowance against deferred tax assets from operating loss carryovers. As a result of our bankruptcy during 2002, we recognized a gain of $8,684,000 on extinguishment of our Debentures and we had a greater than fifty percent change in ownership as defined in Section 382 of the Internal Revenue Code. This resulted in the utilization of $2,953,000 (tax effected) of our net operating loss carryovers and the change in ownership caused a permanent reduction in previously recorded net operating loss carryovers of $5,751,000 (tax effected) pursuant to Section 382 of the Internal Revenue Code, which limits future taxable income available to be offset. This reduction in our net operating losses during 2002 resulted in an offsetting reduction of our valuation allowance of $3,241,000 during 2002. We recognized tax benefits of $596,000 primarily related to net operating losses generated during the year that were offset against deferred tax liabilities.

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

          Our exploration and development activities and funding opportunities, as well as those of our joint venture partners, may be materially affected by gold price and mineral commodity levels and changes in those levels. The market price of gold and mineral commodities is determined in world markets and is affected by numerous factors, all of which are beyond our control.

          On November 21, 2003 all $2,000,000 of the Secured Notes were called for redemption, and prior to December 31, 2003, $1,994,000 of the Secured Notes converted into 5,679,142 shares of our common stock, with the remainder being redeemed for cash. On October 31, 2003 and November 5, 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of our common stock. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of our common stock.

          On February 21, 2003, we issued $2,705,000 of 10% Convertible Subordinated B Notes. On November 5, 2003, all $2,705,000 of Subordinated B Notes automatically converted into 3,606,667 shares of our common stock.

          2003 vs. 2002

          Net cash used in operating activities increased to $813,000 in 2003 compared to $729,000 in 2002. The primary reason for the increase was an increase in professional services costs at the end of the year related to the our pending Merger with Kinross and a decrease in amounts charged to Solitario, as a result of modifications to the Management and Technical Services Agreement with Solitario in July 2002. Legal and accounting costs were $526,000 in 2003 versus $81,000 in 2002. The increase in 2003 was primarily associated with costs in relation to the pending Kinross Merger. However during 2002 certain other legal and accounting expense totaling $387,000 were charged to reorganization costs in the 2002 statement of operations in connection with the Corporate Reorganization. If our pending Merger with Kinross is not completed we would expect our 2004 cash used in operating activities to be comparable to 2003, as a result of ongoing professional services costs in 2004 being incurred related to the Merger.

          Net cash used in investing activities increased to $1,215,000 in 2003 from $582,000 as a result of our increased efforts at the Buckhorn Mountain Project since June of 2002 when the Bankruptcy became effective. During 2003 we expended $1,168,000 on development of our Buckhorn Mountain Project compared to $564,000 during 2002. The large increase during 2003 was primarily due to an increase in work performed to complete the SRK feasibility study as well as capitalization of cash paid for interest of $310,000 during 2003 compared to no cash paid for capitalized interest in 2002. Our total costs related to the feasibility study in 2003 were $345,000 compared to $56,000 in the prior year. In addition we hired additional staff and expanded our on-site administrative costs, which increased to $314,000 in 2003 compared to $173,000 in 2003. Capitalized costs during 2003 also included $159,000 for additional work related to obtaining permits for the underground mine compared to $53,000 in 2002. During 2002 we started a drilling campaign to provide data to assist in completion of the feasibility study and for permitting the Buckhorn Mountain Project. This drilling campaign ended in 2003. We capitalized $40,000 related to this drilling program in 2003 compared to $251,000 in 2003. If our pending Merger with Kinross is not completed, we expect our 2004 net cash used in investing activities to increase compared to 2003 as we have budgeted approximately $1,400,000 for permitting and development at our Buckhorn Mountain Project in 2004.

          All interest costs, including non-cash interest costs, for the three years ended December 31, 2003 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $3,068,000, $996,000 and $1,046,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest costs increased significantly to $3,068,000 in 2003 from $996,000 in 2002. This increase was due primarily to increased discount amortization in relation to beneficial conversion feature discounts associated with our convertible debt instruments, and additional interest cost resulting from our election to issue shares of our common stock in satisfaction of accrued interest obligations. Interest cost on our debt obligations at the stated rate in 2003 was $1,075,000 compared to $923,000 in 2002, which included $231,000 of interest on the Convertible Debentures. We recorded discount amortization charges (to capitalized interest) of $1,352,000 and $208,000 in 2003 and 2002, respectively. Of the 2003 discount amortization charges, $940,000 was recorded as the full amortization of all discounts associated with the conversion and redemption of the outstanding Secured Notes. As a result of fair value differences in relation to the issuance of our common stock in satisfaction of accrued interest charges, increases of $628,000 and decreases of $152,000 were recorded to interest costs in 2003 and 2002, respectively. If our pending Merger with Kinross is not completed, we would expect our interest costs to decline significantly in 2004 from 2003 as a result of conversion of our Secured, Subordinated and Subordinated B notes. In addition, because of an improvement in our cash position, we anticipate paying our 2004 interest on our remaining Senior Notes in cash rather than shares of our common stock, if the market price of our common stock is above the conversion and interest price of $0.35 per share in the Senior Notes.

          Net cash provided from financing activities increased to $3,360,000 in 2003 from $2,234,000 in 2004 primarily as a result of the issuance of the $2,705,000 Subordinated B Notes in February 2003 as well as the receipt of $708,000 of cash from the exercise of warrants during 2003. The balance of the $3,600,000 Senior Notes financing of $3,250,000, plus interest was delivered to us during 2002. Of this amount, $1,000,000 was used to pay the cash portion of the exchange with holders of the Debentures on the Effective Date of the plan of reorganization. If our pending Merger with Kinross is not completed, we do not expect 2004 to have any significant cash provided from financing activities as we have no control over note conversions or warrant exercises, such as those that occurred in 2003, and we have no 2004 planned financing activities.

          2002 vs. 2001

          Net cash used in operating activities was $729,000 in 2002 compared to $763,000 in 2001. The staff levels and activities in both years were consistent and reflected a reduced level of activity for exploration and development as a result of the corporate reorganization. Although we recorded a gain of $8,684,000 on the discharge of our debentures in 2002, this was a non-cash transaction as was our deferred tax expense recorded during the year of $4,867,000. Our equity in the loss of Solitario was reduced in 2002 as a result of Solitario's decreased losses.

          Net cash used in investing activities in 2002 was $582,000 compared to $418,000 in 2001. We began work to permit and develop our Buckhorn Mountain Project during 2002 upon the completion of the corporate reorganization. These costs totaled $533,000 and included costs of $251,000 for an in-fill drilling program, $53,000 for permitting and monitoring work, $56,000 for feasibility study update, and $173,000 for related on-site administrative costs. Permitting and development work continued at a reduced rate from the time we terminated our joint venture with Newmont in July 2001 until the completion of our Bankruptcy in June of 2002. These increases in cash used in investing activities during 2002 were offset by the payment of capitalized interest costs in stock related to the Senior, Secured and Subordinated notes during 2002, compared to a cash payment for interest of $431,000 on the Debentures in 2001. During 2001 we received $211,000 in proceeds from asset sales, which offset our use of funds from investing activities and there was no comparable proceeds received during 2002.

          Total capitalized interest costs, including non-cash interest costs, were $996,000 in 2002 compared to $1,046,000 in 2001. Interest costs decreased in 2002 as a result of the filing of Bankruptcy and the confirmation of the Plan that resulted in no accrual of interest costs on the Debentures from the date of the filing. In addition as part of the Plan, we exchanged $6,000,000 in new notes for $15,000,000 of Debentures. Included in capitalized interest is amortization of warrant and beneficial conversion features related to the Senior and Secured notes of $208,000 in 2002 and $12,000 in 2001 as well as amortization of deferred offering costs related to the Debentures of $68,000 in 2001. In addition, 2002 capitalized interest cost was reduced by $152,000 as a result of our issuing shares of our common stock in satisfaction of accrued interest, where the fair value of the issued shares was lower than the accrued interest obligation, in accordance with the terms of the related note agreements.

          Net cash provided by financing activities was $2,234,000 in 2002 compared to $320,000 in 2001. Proceeds of $350,000 from the Secured Note financing were delivered to us in October 2001. The balance of the $3,600,000 Senior Notes financing of $3,250,000, plus interest was delivered to us during 2002. Of this amount, $1,000,000 was used to pay the cash portion of the exchange with holders of the Debentures on the Effective Date of the plan of reorganization.

Contractual obligations and planned expenditures

          We have budgeted $1,400,000 for permitting and development expenditures in 2004, which will be fully expended by us only if our pending Merger with Kinross is not completed. The bulk of these costs will be for completion of a supplemental draft environmental impact statement related to the currently filed amended plan of operations for the Buckhorn Mountain Project. This plan assumes the ores from the Buckhorn Mountain Project will be trucked to Kinross' Kettle River Mill and will be processed in accordance with our toll milling agreement with Kinross. Additionally, we will pay certain maintenance and legal expenses to maintain our interest in the Buckhorn Mountain Project. The capital costs of the Buckhorn Mountain Project, through initial production, are currently estimated to be approximately $32.6 million, assuming the toll milling discussed above. If the pending merger with Kinross is not completed, we will require significant new financial resources in order to develop the Buckhorn Mountain Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          Future contractual obligations and cash commitments at December 31, 2003 include the payment of: Senior Notes, long-term debt, unpatented mining claim payments, and operating leases, as follows:
(in thousands)	2004	2005	2006	2007	2008+	Total
Senior Notes	$ -	$ -	$3,600	$ -	$ -	$3,600
Long-term debt	50	50	-	-	-	100
Unpatented mining claim payments [1]	17	17	17	17	17	85
Asset retirement obligation	-	-	-	-	60	60
Operating leases	39	39	20	-	-	98
Total commitments	$ 106	$ 106	$3,637	$ 17	$ 77	$3,943

1 Assumes continued payment of mining claim payments on existing mineral properties.

          We will need additional financial resources to pay the principal of our Senior Notes when due in 2006. There can be no assurance that we will be able to obtain the necessary financial resources.

          Cash and cash equivalents amounted to $2,365,000 at December 31, 2003. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at December 31, 2003 was $2,082,000.

Related party transactions

             At December 31, 2003 we owned 38.7% of Solitario. We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses; payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $351,000, for 2003, $499,000 for 2002 and $590,000 for 2001. We anticipate the management and technical services agreement will be terminated if our pending Merger with Kinross is completed.

             We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each stockholders of ours (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agree that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the June 26, 2006. As of December 31, 2003, the Signing Shareholders collectively held 1,733,866 shares or approximately 10.1% of our outstanding shares.

             In October 2001, Solitario invested in two Senior Notes, which totaled $1,000,000 of the $3,600,000 principal amount of Senior Notes issued. The proceeds of $350,000 from the first note (the "Solitario Note") were delivered to us. The Solitario Note was convertible into shares of our common stock at $0.2916 per share. The proceeds from the second note from Solitario (the "$650,000 Note"), and the remaining Senior Notes of $2,600,000, or $3,250,000 in total, were placed in escrow pending the outcome of our Bankruptcy. The $650,000 Note was convertible into shares of our common stock at $0.35 per share. In March 2002 an additional $200,000 was advanced to us out of escrow of which Solitario's share of the advance was $56,000. Our Plan was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to us on the Effective Date. The independent Board members of both Solitario and us approved the transaction. The terms of the transaction on the Escrowed Notes were the same as given to our other senior lenders (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders.

          On June 26, 2001, Solitario acquired 200,000 shares of Canyon Resources Corporation common stock as an investment from us at its fair value of $200,000 at that date. The transaction provided additional working capital to Crown, and was approved by independent Board members of both Solitario and us.

          On February 21, 2003, Solitario invested $400,000 in the Subordinated B Notes on the same terms and conditions as all other investors. On November 5, 2003 Solitario's Subordinated B Notes were automatically converted into 533,333 shares of our common stock, pursuant to the terms of all Subordinated B Notes, as a result of the quoted market price of our common stock exceeding $1.75 per share for twenty consecutive trading days. During 2003 and 2002, we issued 249,718 and 182,440 shares of Crown's common stock, with a value of $207,000 and $75,000, respectively, in satisfaction of our accrued interest obligations to Solitario under the Senior and Subordinated B Notes.

          As of December 31, 2003, Solitario owns 965,491 shares of our common stock, has warrants to acquire 3,057,143 shares of our common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of our common stock through conversion of our Senior Notes.

Critical Accounting Policies

          On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of our mineral properties as mineral interests (intangible assets). Our mineral interests represent mineral use rights for parcels of land not owned by us. Our mineral interests relate to exploration stage properties and the value of such intangible assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. At January 1, 2002, we reclassified $18,474,000 from mineral properties to mineral interests. We amortize mineral interests over their expected useful lives or until it has been determined the mineral interest contains proven and probable reserves. As all of our capitalized costs since January 1, 2002, have related to the Buckhorn Mountain Project that has proven and probable reserves, we have not recorded any amortization of those costs.

          Land and leasehold acquisition costs are capitalized as mineral interests. Development costs are capitalized as mineral properties. Where these costs relate to mineral interests or mineral properties with proven and probable reserves, these costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property or a mineral interest impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties and mineral interests in development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $3,068,000, $996,000 and $1,046,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 a total of $13,885,000 and $10,817,000, respectively, of interest costs have been capitalized as mineral interests and mineral properties at our Buckhorn Mountain Project.

          We expense all exploration costs incurred on our mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral interests with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral interests to assess the recoverability and or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in 2003, 2002 or 2001.

          Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, waste-to-ore ratio, and ore type. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve assumes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, and operating costs. The proven and probable reserves figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold will be realized. Ounces of gold in the proven and probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. As discussed below, the ultimate recovery of our mineral reserves is dependent on obtaining necessary permits for the Buckhorn Mountain Project.

Environmental, Permitting and Legal

          In July 2001, we became the sole owner of the Crown Jewel project and renamed it the Buckhorn Mountain Project. Previously, the Crown Jewel Project had been subject to a joint venture agreement between Crown and Battle Mountain. Battle Mountain had proposed an open-pit mining operation with an on-site processing facility. Battle Mountain's proposed open-pit Crown Jewel Project was subjected to numerous permitting and legal challenges and delays. In January of 2000, the Washington Pollution Control Hearings Board (the "PCHB") vacated the previously granted 401 Water Quality Permit and certain water rights for the Crown Jewel Project. Other permits previously granted to the Crown Jewel Project have since lapsed and will have to be reacquired as part of the ongoing permitting process.

          As part of the analysis of the Buckhorn Mountain Project subsequent to the January 2000 PCHB ruling, we retained Gochnour and Associates ("Gochnour") to review the required permits for a potential combination underground/open-pit-mine design for the Buckhorn Mountain Project ore deposit. Gochnour indicated this mine design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the proposed mine design is legally permittable.

          During 2002, we began seeking regulatory approval and permits to operate an exclusively underground mining operation at the Buckhorn Mountain Project. In May 2003, we submitted our Initial Buckhorn Mountain Project Plan of Operations with the USFS and the Washington State Department of Ecology. The Initial Buckhorn Mountain Project Plan of Operations was deemed complete by the USFS in August 2003. This plan proposed a processing facility seven miles from the mine that we would construct, own, and operate. The ore would have been trucked from the mine to the mill. We believed this development plan significantly reduced the environmental impacts compared to the Crown Jewel open-pit mining plan proposed by Battle Mountain.

          Subsequent to the signing of the toll milling agreement with Echo Bay Minerals, we filed an amended Buckhorn Mountain Plan of operations as outlined in the SRK feasibility study that provides for trucking of ore from the mine to the Kettle River processing facility owned by Echo Bay Minerals. This new development plan further reduces environmental impacts in comparison to the previous Buckhorn Mountain Project Plan of Operations by eliminating the need for new milling and tailings disposal facilities.

          Although we are not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

          Construction of the Buckhorn Mountain Project will not begin prior to the successful issuance of the remaining permits and resolution of the potential future legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify.

Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which clarifies the classification as liabilities for certain financial instruments including equity shares that are mandatorily redeemable, or a financial instrument other than equity shares that has an obligation to repurchase the instrument with equity shares, including a conditional obligation to settle the financial instrument with equity shares. We adopted SFAS No. 150 effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material effect on our consolidated financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. We adopted SFAS No. 149 and will apply it prospectively for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material effect on our consolidated financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. We have no investments in or relationships with variable interest entities at December 31, 2003. The adoption of FIN 46R is not expected to have a material effect on our consolidated financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the disclosure by guarantors of (a) the nature of any guarantee, (b) maximum potential amount of future payments associated therewith, (c) carrying amounts of liabilities, if any, related to the guarantor's obligations under the guarantee and (d) the nature and extent of any recourse or collateral for recovery of any amounts paid under the guarantee. FIN 45 also requires guarantors to recognize at the inception of a guarantee within its scope a liability for the fair value of obligations undertaken in issuing the guarantee, including the obligation to stand ready to perform over the term of guarantee. We have applied the provisions of FIN 45 for interim and annual periods ending after December 15, 2002 and the effect of adopting this interpretation was not material to our consolidated financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and generally requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. We have adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement has not had a material effect on our consolidated financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates inconsistencies between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications. This statement also requires that gains and losses from debt extinguishments should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. This Statement also amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their meanings under changed conditions. We adopted SFAS No. 145 as of January 1, 2003. As a result of the adoption of this Statement, we have reclassified a $8,684,000 gain during 2002 on the discharge of our Convertible Debentures from an extraordinary item net of taxes, to a gain before related tax effects in our 2002 consolidated statement of operations. The adoption of this Statement has not had any other material effects on our financial position or results of operations.

          On January 1, 2002, we adopted SFAS No. 141 and SFAS No. 142, which among other things required the reclassification of our capitalized land and lease acquisition costs from mineral properties to mineral interest (intangible assets). The excess of the cost of each mineral interest over our estimated residual value is amortized over the proven and probable reserves on a units-of-production basis. Since January 1, 2002, all of our mineral interests relate to our Buckhorn Mountain Project, which is in development and will be amortized over our proven and probable reserves. Accordingly, no amortization has been recorded on these assets. Beginning January 1, 2002, we reclassified $18,474,000 of these costs from mineral properties to mineral interests.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We adopted SFAS No. 143 as of January 1, 2002. The adoption of this Statement has not had a material effect on our consolidated financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

          (a.) Interest Rate Risks

          The Senior Notes are not subject to market risk because they have a fixed interest rate and a repayment amount payable either in cash or share of our common stock. We do not use financial or other derivative instruments to manage market risk. A hypothetical change of one percent in the interest rate earned on short-term investments during 2003 would have resulted in an increase or decrease of less than $10,000 in net income.

          (b.) Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on March 19, 2004 was $412 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 8. Financial Statements and Supplementary Data
CROWN RESOURCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Independent Auditors' Report	28

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003, and 2002 (as restated)	29

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 (as restated), and 2001 (as restated)	30

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 (as restated), and 2001 (as restated)	31

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 (as restated), and 2001 (as restated)	32

Notes to Consolidated Financial Statements (as restated)	33

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

  of Crown Resources Corporation

Wheat Ridge, Colorado

We have audited the consolidated balance sheets of Crown Resources Corporation and subsidiaries (Crown) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Crown's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002 Crown adopted Statement of Financial Accounting Standards No. 142. Also as discussed in Note 1 to the consolidated financial statements, on January 1, 2003 Crown adopted Statement of Financial Accounting Standard No. 145.

As discussed in Note 12, the accompanying 2002 and 2001 consolidated financial statements have been restated.

Deloitte & Touche LLP

Denver, Colorado

April 12, 2004

CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2003	2002
		(as restated, see Note 12)
Assets
Current assets:
Cash and cash equivalents	$ 2,365	$ 1,033
Restricted short-term investments	22	48
Marketable equity securities, at fair value	190	170
Receivable from Solitario Resources Corporation	25	73
Prepaid expenses and other	23	30
Total current assets	2,625	1,354

Mineral properties	8,678	6,612
Mineral interests, net	20,982	19,102
Other assets:
Investment in Solitario Resources Corporation	2,004	2,477
Other	157	99
Total other assets	2,161	2,576
	$34,446	$29,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 378	$ 250
Accrued liabilities	40	38
Current portion of long-term debt	49	70
Accrued interest payable	76	203
Total current liabilities	543	561

Long-term liabilities:
Convertible senior notes payable, net of discounts	226	83
Convertible senior notes payable, related party, net of discounts	91	34
Convertible secured notes payable, net of discounts	-	847
Convertible subordinated notes payable	-	4,000
Long-term note payable	36	73
Asset retirement obligation	21	-
Deferred income taxes	3,285	4,887
Total long-term liabilities	3,659	9,924

Commitments and contingencies (Notes 2, 3, 5 and 8)

Stockholders' equity
Preferred stock, $0.01 par value; authorized 40,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value: authorized 100,000,000 shares; issued and outstanding; 22,321,306 and 3,851,162 shares at December 31, 2003 and 2002, respectively	223	39
Additional paid-in capital	57,177	41,178
Treasury stock, 373,191 and 75,086 shares at December 31, 2003 and 2002, respectively	(306)	(76)
Unearned compensation	(2,149)	(293)
Accumulated deficit	(24,717)	(21,728)
Accumulated other comprehensive income	16	39
Total stockholders' equity	30,244	19,159
	$ 34,446	$ 29,644

See notes to consolidated financial statements

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per	Year Ended December 31,
share amounts)	2003	2002	2001
		(as restated, see Note 12)	(as restated, see Note 12)
Revenues and property sales:
Gain on sale of assets	$ -	$ 171	$ 214

Costs, expenses and other:
Exploration expense	27	58	36
Depreciation and amortization	15	7	11
General and administrative	995	432	828
Variable option compensation expense	3,126	175	-
Interest income	(25)	(35)	(34)
Gain on discharge of convertible debentures	-	(8,684)	-
Equity in loss of Solitario Resources Corporation	571	873	1,512
Gain on debt extinguishment	-	-	(41)
Reorganization costs	-	387	-
	4,709	(6,787)	2,312

Income (loss) before income taxes	(4,709)	6,958	(2,098)
Income tax benefit (expense)	1,720	(4,867)	-
Net income (loss)	$(2,989)	$ 2,091	$(2,098)

Per share:
Basic income (loss) per share	$ (0.45)	$ 0.65	$ (0.72)
Diluted income (loss) per share	$ (0.45)	$ 0.10	$ (0.72)
Number of shares used in calculation of earnings (loss) per share:
Basic	6,575	3,207	2,911
Diluted	6,575	19,917	2,911

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For December 31, 2003, 2002, and 2001
							Accumulated
			Additional				Other
(in thousands, except	Common Stock		Paid-in	Treasury	Unearned	Accumulated	Comprehensive
share amounts)	Shares	Amount	Capital	Stock	Compensation	Deficit	Income (loss)	Total
Balance January 1, 2001 (1)	2,910,660	$ 29	$35,162	$ -	$ -	$(21,721)	$ -	$ 13,470
Issuance of warrants	-	-	379	-	-	-	-	379
Additional paid-in capital arising from sale of shares by investee	-	-	5	-	-	-	-	5
Acquisition of Crown shares by Solitario Resources Corporation (1)	-	-	-	(45)	-	-	-	(45)
Comprehensive loss:	-	-	-	-	-	-	-	-
Net loss (1)	-	-	-	-	-	(2,098)	-	(2,098)
Net unrealized loss on marketable equity securities held by investee (1)	-	-	-	-	-	-	(81)	(81)
Comprehensive loss (1)	-	-	-	-	-	-	-	(2,179)
Balance, December 31, 2001 (1)	2,910,660	29	35,546	- (45)	-	(23,819)	(81)	11,630
Issuance of shares for interest	1,007,082	10	400	-	-	-	-	410
Shares cancelled in bankruptcy	(66,580)	-	-	-	-	-	-	-
Acquisition of Crown shares by Solitario Resources Corporation (1)	-	-	-	(31)	-	-	-	(31)
Beneficial conversion feature on debt issued	-	-	4,478	-	-	-	-	4,478
Fair value of warrants issued			286	-	-	-	-	286
Intrinsic value of variable plan options issued	-	-	468	-	(468)	-	-	-
Compensation expense for variable plan options	-	-	-	-	175	-	-	175
Comprehensive income:
Net income (1)	-	-	-	-	-	2,091	-	2,091
Net unrealized gain on marketable equity securities net of tax of $(20) (1)	-	-	-	-	-	-	120	120
Comprehensive income (1)	-	-	-	-	-	-	-	2,211
Balance, December 31, 2002 (1)	3,851,162	39	41,178	(76)	(293)	(21,728)	39	19,159
Issuance of shares for interest	1,752,886	17	1,501	-	-	-	-	1,518
Issuance on exercise of Warrants	2,024,127	20	688	-	-	-	-	708
Issuance of shares on conversion of Secured notes	5,697,131	57	1,937	-	-	-	-	1,994
Issuance of shares on conversion of Subordinated notes	5,333,333	53	3,947	-	-	-	-	4,000
Issuance of shares on conversion of Subordinated B notes	3,606,667	36	2,669	-	-	-	-	2,705
Issuance of shares on exercise of Options	56,000	1	80	-	-	-	-	81
Acquisition of Crown shares by Solitario Resources Corporation (1)	-	-	-	(230)	-	-	-	(230)
Intrinsic value of variable plan options issued	-	-	4,924	-	(4,924)	-	-	-
Variable plan option Compensation	-	-	-	-	3,068	-	-	3,068
Additional paid-in capital arising from sale of shares by investee			253	-	-	-	-	253
Comprehensive loss:				-	-	-	-	-
Net loss	-	-	-	-	-	(2,989)	-	(2,989)
Net unrealized loss on marketable equity securities net of tax of $12	-	-	-	-	-	-	(23)	(23)
Comprehensive loss	-	-	-	-	-	-	-	(3,012)
Balance , December 31, 2003	22,321,306	$ 223	$57,177	$(306)	$(2,149)	$(24,717)	$ 16	$30,244
(1) As restated, see Note 12

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2003	2002	2001
		(as restated, see note 12)	(as restated, see note 12)
Operating Activities:
Net income (loss)	$(2,989)	$2,091	$(2,098)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	15	7	11
Compensation expense for variable options	3,126	175	-
Equity in loss of Solitario Resources Corporation	571	873	1,512
Deferred income taxes	(1,720)	4,867	-
Gain on sale of assets	-	(171)	(214)
Gain on discharge of convertible debentures	-	(8,684)	-
Gain on debt extinguishment	-	-	(41)
Changes in operating assets and liabilities:
Prepaid expenses and other	54	(21)	24
Accounts payable and other current liabilities	130	134	43
Net cash used in operating activities	(813)	(729)	(763)
Investing Activities:
Additions to mineral properties	(226)	(564)	(340)
Additions to mineral interests	(942)	-	(284)
Proceeds from asset sales	-	-	211
Increase in restricted investments	(60)	-	-
Decrease (increase) in other assets	13	(18)	(5)
Net cash used in investing activities	(1,215)	(582)	(418)
Financing Activities:
Payments on long-term note payable	(70)	(50)	(30)
Proceeds from issuance of Subordinated B Notes	2,705	-	-
Proceeds from exercise of warrants	708	-	-
Proceeds from exercise of options	23	-	-
Payment to redeem Secured notes	(6)	-	-
Proceeds from Senior Notes	-	3,284	350
Payment on discharge of convertible debentures	-	(1,000)	-
Net cash provided by financing activities	3,360	2,234	320
Net increase (decrease) in cash and cash equivalents	1,332	923	(861)
Cash and cash equivalents, beginning of year	1,033	110	971
Cash and cash equivalents, end of year	$ 2,365	$ 1,033	$ 110

Supplemental disclosure of cash flow information:
Non-cash transactions:
Debt converted to shares of common stock	$8,699	$ -	$ -
Securities received for mineral interest transaction	-	171	-
Non-cash interest capitalized	2,758	996	615
Issuance of securities on discharge of convertible debentures:
Secured notes payable	-	2,000	-

Subordinated notes payable	-	4,000	-
Warrants	-	286	-
Cash placed in escrow from secured note financing	-	-	3,250
Long-term debt assumed in mineral interest transactions	-	-	237

Issuance of warrants	-	-	379

See notes to consolidated financial statements.

1. Business and Summary of Significant Accounting Policies:

Business

          Crown Resources Corporation and its subsidiaries ("Crown") engage principally in the acquisition, exploration and development of mineral interests, which presently exist in the western United States. Crown indirectly holds properties in Latin America through Solitario Resources Corporation ("Solitario"), of which Crown owns 9,633,585 shares of Solitario common stock or 38.7% as of December 31, 2003. Crown's operations constitute a single business segment.

          Crown has historically derived its revenues principally from interest income, the option and sale of property interests and to a lesser extent from payments on royalty interests and the sale of its share of gold produced from its properties.

          On November 20, 2003 Crown executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation, as more fully described in Note 2 (the "Merger"). The Merger is subject to the approval of Crown's shareholders and customary closing conditions. Crown currently has no source of recurring revenue and Crown anticipates any future recurring revenue would only occur after the successful development of its Buckhorn Mountain Project. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond the control of Crown. Crown cannot provide any assurance that the Merger with Kinross will be completed as planned, or that it will be able to successfully permit and develop the Buckhorn Mountain Project in the event the Merger is not completed (see Note 3).

          Crown currently has limited financial resources and, accordingly is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross (see Note 3). Unless Crown is successful in these objectives, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and Crown cannot assure you that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through 2005.

Corporate Reorganization

          On March 8, 2002, Crown filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy, Crown filed a Plan of Reorganization (the "Plan") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002 (the "Effective Date"). Accordingly, Crown was in Bankruptcy a total of 84 days (March 8, 2002 through May 30, 2002). While the Plan resulted in a change in ownership of greater than fifty percent, the reorganization value of the assets of Crown immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, Crown did not adopt fresh start reporting and continues to recognize its historical basis of accounting.

          As part of the Plan, Crown restructured its existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which was proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;

(ii)

$2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share. The Secured Notes were pari-passu to and had essentially the same terms as the Senior Notes (see Note 5), including a 10% interest rate payable in cash or common stock at Crown's option, and a maturity date of October 2006. The number of shares of Crown's common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.35 per share. On November 21, 2003 the Secured Notes were called for redemption, and substantially all outstanding Secured Notes were converted to common stock as of December 31, 2003 (see Note 5).

(iii)	Warrants, which expire in October 2006 that entitled the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share; and

(iv)

$4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into Crown common shares at $0.75 per share. The Subordinated Notes paid interest at 10% in cash or common stock at Crown's option, and matured on the same date as the Secured Notes. The number of shares of Crown's common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.75 per share. On November 5, 2003, all outstanding Subordinated Notes were automatically converted into common stock.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1,000,000 to the Disbursing Agent on the Effective Date. As of December 31, 2003, the Disbursing Agent had delivered $983,667 in cash, $1,967,333 in Secured Notes, $3,934,666 in Subordinated Notes (including accrued and paid interest from June 11, 2002) and Warrants to purchase 5,620,952 shares of Crown common stock to Debenture holders who had presented $14,755,000 in Debenture certificates. As of March 19, 2004, $245,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $16,000 in cash, 93,333 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 87,111 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 93,333 shares of Crown common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to Crown.

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

          The Plan, which was approved by the shareholders, also included the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan Crown may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As part of the Plan, Crown filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

Financial reporting

          The consolidated financial statements include the accounts of Crown and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Undivided interests in mineral interests are accounted for by the proportionate consolidation method in accordance with standard practice in the mining industry.

          Crown accounts for its investment in Solitario under the equity method of accounting. Crown records as treasury stock its proportionate share of Solitario's recorded cost basis for Solitario's investments in the equity securities of Crown. Crown's proportionate interest in Solitario's gains and losses associated with changes in the fair value of Solitario's investment in Crown warrants and Solitario's investment in Crown common stock are not recognized in Crown's statement of operations, or as a component of comprehensive income (loss), respectively. See Notes 4 and 5.

          Crown accounts for sales of common stock by Solitario as equity transactions. In 2003 and 2001, Solitario had sales of common stock that resulted in an increase in Crown's carrying amount of its investment in Solitario of $253,000 and $5,000, respectively, which Crown recorded as an increase in additional paid-in capital as disproportionate share on sale of unconsolidated subsidiary stock for these sales in 2003 and 2001.

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

Restricted investments

          All amounts classified as short term investments in the consolidated balance sheets for the years ended December 31, 2003 and 2002 relate to cash bonds under which Crown has completed its reclamation activities. Crown anticipates these bonds will be released during the next year. Included in non-current assets at December 31, 2003 and 2002 are $61,000 and $31,000, respectively of restricted investments

Mineral properties and interests

          On January 1, 2002, Crown adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which, among other things, required the reclassification of Crown's land and leasehold costs from mineral properties to mineral interests (intangible assets). Crown's mineral interests represent mineral use rights for parcels of land not owned by Crown. Crown's mineral interests relate to its Buckhorn Mountain Project and the value of such intangible assets is primarily determined by the nature and amount of economic minerals believed to be contained, or potentially contained therein. At January 1, 2002, Crown reclassified $18,474,000 from mineral properties to mineral interests. We amortize mineral interests over their expected useful lives or until it has been determined the mineral interest contains proven and probable reserves. As all of our capitalized costs since January 1, 2002, have related to the Buckhorn Mountain Project that has proven and probable reserves. Crown has not recorded any amortization of those costs.

          Land and leasehold acquisition costs and development costs on mineral interests with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property or mineral interest impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties and mineral interests in development. Interest is capitalized by applying a weighted average interest rate, including the effects of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized interest costs of $3,068,000, $996,000 and $1,046,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 a total of $13,885,000 and $10,817,000, respectively, of interest costs have been capitalized as mineral interests and mineral properties at the Buckhorn Mountain Project.

          Crown expenses all exploration costs incurred on its mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves. Development costs incurred on mineral interests with proven and probable reserves are capitalized as mineral properties. Crown regularly performs evaluations of its investment in mineral interests to assess the recoverability and or the residual value of its investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest or mineral property impairments in 2003, 2002 or 2001.

          At December 31, 2003 and 2002, Crown has capitalized costs, net of amortization, of $29,660,000 and $25,714,000, respectively, related entirely to the Buckhorn Mountain Project. These costs will be amortized on the units-of-production method over the life of the proven and probable reserves. The recoverability of these costs is dependent on, among other things, the successful permitting and development of the Project.

Marketable equity securities

          Crown's investment in marketable equity securities are classified as available-for-sale and are carried at fair value. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, which is recognized as a loss in the statement of operations.

          In January 2001, Crown sold its entire holding in its 100% owned-subsidiary, Judith Gold Corporation (which held certain royalty interests), to Canyon Resources Corporation ("Canyon") for 200,000 shares of Canyon common stock. Crown had completely amortized its investment in Judith Gold Corporation as of December 31, 2000 and recorded a gain on sale of approximately $200,000 during 2001. In June 2001, Crown sold its Canyon stock to Solitario for $200,000

During the years ended December 31, 2003, 2002, 2001 there were no realized gains or losses from sales of marketable equity securities and unrealized gains and (losses) of $(23,000), $120,000 and $(81,000), respectively, were recorded in accumulated other comprehensive income (loss) in the statement of stockholders' equity.

Long-term debt discounts

          Long-term debt discounts have been recorded to recognize the fair value of warrants issued in conjunction with debt issuances, and beneficial conversion features on convertible debt instruments. The fair value of the warrants and the intrinsic value of the beneficial conversion features at the time of the debt issuance are recorded as reductions to the carrying value of the related debt instruments and increases in additional paid in capital. These debt discounts are amortized to interest expense using the effective interest method over the term of the debt. Debt discounts for instruments that are converted or redeemed prior to their scheduled maturity are charged to interest cost upon the conversion or redemption. (see Note 5) Debt discounts are included in determining the interest rate to be used for capitalization of interest costs. Through December 31, 2003, all debt discounts have been included in capitalized interest.

Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

Comprehensive income (loss)

          Comprehensive income or loss includes changes between the cost basis and the fair value of marketable equity securities unless a decline in the fair value of the marketable equity security is deemed permanent. Crown records any gain or loss in its consolidated statement of operations upon the sale of marketable equity securities in the period in which the security is sold.

Reverse stock split

          Crown effected a one for five reverse split of its common stock in connection with the Plan on the Effective Date. All share and per share amounts have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

Earnings (loss) per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2003, 2002, and 2001, net of the weighted average number of treasury shares. Weighted average shares outstanding are reduced by Crown's proportionate share of Solitario's holdings of Crown common stock. Stock options, warrants and convertible debt securities that could potentially dilute earnings per share but were excluded from the computation of per share amounts as their inclusion would have been anti-dilutive, were approximately 27,269,000 shares in 2003, 18,800,000 shares in 2002, and 24,100,000 shares in 2001. The calculation of diluted earnings per share is detailed below:

(in thousands except per share	For the year ended December 31
amounts)	2003	2002	2001
Net income (loss)	$(2,989)	$2,091	$(2,098)
Effect of Dilutive Securities:
Convertible debentures	-	-	-
Options	-	-	-
Diluted net income	$(2,989)	$2,091	$(2,098)
Shares:
Basic weighted average shares outstanding, net of treasury stock	6,575	3,207	2,911
Effect of Dilutive Securities:
Convertible debentures	-	16,631	-
Options	-	79	-
Diluted weighted average shares outstanding, net of treasury stock	6,575	19,917	2,911
Basic earnings per share	$(0.45)	$0.65	$(0.72)
Diluted earnings per share	$(0.45)	$0.10	$(0.72)

Employee stock compensation plans

          Crown follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ("APB 25"). Under the terms of Crown's stock option plans, the exercise price of options issued to employees and directors equals the quoted market price of the stock on the date of grant. As a result of repricing options under Crown's 1988 Stock Benefit Plan (the "1988 Plan") and Crown's 1991 Stock Incentive Plan (the "1991 Plan") in 1998 and 1999, Crown began to account for those options grants using variable plan accounting as of July 1, 2000. The Plan of Reorganization rejected both the 1991 Plan and the 1988 Plan and all option awards were canceled. The Plan approved Crown's 2002 Stock Incentive Plan (the "2002 Plan"). In July 2002 Crown's Board of Directors granted options to purchase 3,375,000 shares of Crown common stock under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards and Crown accounts for these options as variable awards. Accordingly Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25.

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

          Pro forma information, in accordance with SFAS No. 148, has been computed as if Crown had accounted for its stock options under the fair value method prescribed by SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001 grants, respectively; risk-free interest rates of 3.09%, 3.85%, and 4.74%; dividend yields of 0%; volatility factors of the expected market price of Crown's common stock of 89%, 88%, and 69%; and a weighted average expected life of the options of 3.5 years in 2003, 3.5 years in 2002, and 4.2 years in 2001. The weighted average fair values of the options granted are estimated at $0.27, $0.24, and $0.15 per share in 2003, 2002 and 2001, respectively. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

	For the year ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Net income (loss) as reported	$(2,989)	$2,091	$(2,098)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,063	115	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(452)	(37)
Pro forma net income (loss)	$(1,060)	$1,754	$(2,061)
Basic earnings (loss) per share:
As reported	$ (0.45)	$ 0.65	$ (0.72)
Pro forma	$ (0.16)	$ 0.55	$ (0.71)
Diluted earnings (loss) per share:
As reported	$ (0.45)	$ 0.10	$ (0.72)
Pro forma	$ (0.16)	$ 0.09	$ (0.71)

Recent accounting pronouncements

          In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which clarifies the classification as liabilities for certain financial instruments including equity shares that are mandatorily redeemable, or a financial instrument other than equity shares that has an obligation to repurchase the instrument with equity shares, including a conditional obligation to settle the financial instrument with equity shares. SFAS No. 150 has been adopted by Crown and is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material effect on Crown's consolidated financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No.149 has been adopted by Crown and will be applied prospectively for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material effect on Crown's consolidated financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Crown did not have any investments in or relationships with variable interest entities at December 31, 2003. The adoption of FIN 46R is not expected to have a material effect on Crown's consolidated financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the disclosure by guarantors of (a) the nature of any guarantee, (b) maximum potential amount of future payments associated therewith, (c) carrying amounts of liabilities, if any, related to the guarantor's obligations under the guarantee and (d) the nature and extent of any recourse or collateral for recovery of any amounts paid under the guarantee. FIN 45 also requires guarantors to recognize at the inception of a guarantee within its scope a liability for the fair value of obligations undertaken in issuing the guarantee, including the obligation to stand ready to perform over the term of guarantee. Crown has applied the provisions of FIN 45 for interim and annual periods ending after December 15, 2002 and the effect of adopting this interpretation was not material to its consolidated financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and generally requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. Crown has adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement has not had a material effect on Crown's consolidated financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates inconsistencies between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications. This statement requires that gains and losses from debt extinguishments should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. This Statement also amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their meanings under changed conditions. Crown has adopted SFAS No. 145 as of January 1, 2003. As a result of the adoption of this Statement, Crown has reclassified a $8,684,000 gain in 2002 on the discharge of its Convertible Debentures from an extraordinary item net of taxes, to a gain before related tax effects in its 2002 consolidated statement of operations. The adoption of this Statement has not had any other material effects on Crown's financial position or results of operations.

          On January 1, 2002, Crown adopted SFAS No. 141 and SFAS No. 142, which among other things required the reclassification of Crown's capitalizes land and lease acquisition costs from mineral properties to mineral interest (intangible assets). The excess of the cost of each mineral interest over its estimated residual value is amortized over the proven and probable reserves on a units of production basis. Since January 1, 2002, all of Crown's mineral interests relate to its Buckhorn Mountain Project, which is in development and will be amortized over its proven and probable reserves. Accordingly, no amortization has been recorded on these assets. Beginning January 1, 2002, Crown reclassified $18,474,000 of these costs from mineral properties to mineral interests.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Crown adopted Statement 143 as of January 1, 2002. The adoption of this Statement has not had a material effect on Crown's consolidated financial position or results of operations.

Reclassifications

          Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

2. Merger Agreement

          On November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross Gold Corporation ("Kinross"), a Canadian corporation, whereby each of the outstanding shares of common stock of Crown will be exchanged for 0.2911 shares of Kinross common stock at closing (the "Merger"). The Merger is subject to the approval of two thirds of Crown's shareholders and customary closing conditions. Until the Merger is completed, Crown is required to operate its business in the ordinary course, and is restricted from engaging in certain significant business and financing transactions, or changes in corporate structure.

          Crown intends, and the Merger Agreement contemplates, that all or some portion of the common stock of Solitario held by Crown will be distributed to Crown's shareholders prior to the effective time of the Merger. Crown has agreed to use its commercially reasonable efforts to cause Solitario to make all filings and obtain all regulatory approvals required by the United States and Canadian securities laws and rules of the Toronto Stock Exchange ("TSX") in connection with the distribution by Crown of the Solitario common stock to the shareholders of Crown and to reasonably cooperate in providing all information to Solitario necessary to complete such filings.

          The Merger Agreement further contemplates that the Crown Board of Directors will take action as permitted under the Crown 2002 Stock Incentive Plan so that all outstanding stock options to purchase Crown common stock will either be exercised or terminated prior to the effective time of the Merger. Additionally, holders of unexercised warrants to purchase shares of Crown common stock will be allowed to elect to exchange the warrant for 0.2911 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective time of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement.

          The Merger Agreement may be terminated by either party if the transaction has not been consummated by September 30, 2004 subject to certain conditions, by mutual written consent, or upon the failure of Crown to obtain the approval of its shareholders. Both Crown and Kinross may also terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement. Should Crown fail to complete the Merger as a result of receiving a superior proposal within six months of the date of the Merger Agreement, Crown will be obligated to pay Kinross a termination fee of $2.0 million plus Kinross' documented, reasonable third-party, out-of-pocket expenses in connection with the Merger Agreement. Crown has further agreed to use its commercially reasonable efforts to amend or redeem its outstanding convertible notes prior to the effective time of the Merger. See Notes 5 and 10.

3. Mineral Properties and Interests:

          Buckhorn Mountain Project

          The Buckhorn Mountain Project is located on approximately 2,000 acres 24 miles east of Oroville, Washington. Crown currently owns 100% of the Buckhorn Mountain Project, which was held in a joint venture with Battle Mountain Gold Corporation ("Battle Mountain") prior to July 2001. During Crown's joint venture with Battle Mountain, the Buckhorn Mountain Project was known as the Crown Jewel Project. Battle Mountain merged with Newmont Gold Corporation (both companies referred to as "Newmont") on January 10, 2001. The Buckhorn Mountain Project has reported reserves of 991,000 ounces of contained gold in 3,076,000 tons of ore, based on a December 2003 feasibility study (the "SRK Feasibility Study"). Crown previously reported reserves of 839,000 ounces based upon a 2000 study by Mine Reserves Associates, Inc. of Wheat Ridge, Colorado.

          The Buckhorn Mountain Project is held by a combination of fee ownership, fee land for which leases are held with options to purchase, and unpatented mining claims. The ore deposit lies primarily on unpatented claims owned by Crown. Royalties on mineral property controlled by Crown payable to third parties vary from a 2% net smelter return royalty to an 8.33% net profits royalty on certain unpatented mining claims. The ore body as currently defined is subject only to a sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold. The Newmont royalty may be purchased in its entirety for $2.0 million at any time before July 23, 2006.

          In July 2001, Crown completed an agreement (the "Termination Agreement") with Newmont to terminate its joint venture on the Buckhorn Mountain Project, under which Newmont was entitled to earn a 54% interest in the Buckhorn Mountain Project by building a 3,000-ton per day milling facility. During 2002 Crown began seeking regulatory approval and permits to operate a primarily underground mining operation at the Buckhorn Mountain Project, which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont.

          On November 11, 2003, Crown entered into a toll milling agreement (the "Toll Milling Agreement") with Echo Bay Minerals Co. ("Echo Bay Minerals"), a wholly-owned subsidiary of Kinross, whereby Crown would deliver ore from its Buckhorn Mountain Project deposit to Echo Bay Minerals' Kettle River mill, which is located approximately 57 miles from the Buckhorn Mountain Project. Under the terms of the Toll Milling Agreement, Echo Bay Minerals agreed to process up to 1,500 tons per day of ore (the "Production Ores") at a cost to Crown of $20 per ton. In addition Crown agreed to pay a one-time capital charge of $5 million to Echo Bay Minerals on or before the last day of the calendar month following the first delivery of Production Ores to the Kettle River Mill. The agreement is subject to Crown obtaining the necessary permits to mine and deliver the Production Ores, standard toll-milling terms regarding (among other terms) grade, delivery, commingling and refining, and regulatory approval.

          As a result of signing the Toll Milling Agreement with Echo Bay Minerals, Crown has prepared an amended Buckhorn Mountain Project Plan of Operations to accommodate this change in operation. Crown is unaware of any legal impediments to permitting a mining operation as proposed in the Amended Buckhorn Mountain Project Plan of Operations. Although Crown is not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, until all permits are received there will continue to be uncertainty regarding the ability of Crown to obtain the necessary permits to develop the Buckhorn Mountain Project in a timely manner, if ever. Construction of the Buckhorn Mountain Project may not begin prior to the successful issuance of the remaining permits.

          On April 16, 1992, we filed a patent application with the United States Department of the Interior. The Mining Law of 1872 of the United States allows owners of unpatented mining claims that demonstrate economic viability of mineralization discovered on such claims to apply for patent of the unpatented claim. Patenting involves the transfer of surface ownership from the U.S. Government to the successful patent applicant. Certain opposition groups filed a protest to our patent application with the Department of Interior. We filed a response to the protest. The Department of Interior has not set a time frame for granting the patents or responding to the protest.

          Approval of this patent application will not change the ultimate ownership of the reserves at the Buckhorn Mountain Project. Currently the mineral rights under the unpatented claims are subject to meeting certain annual maintenance work requirements and payment of an annual claim fee. The U.S. Government owns the surface rights on our unpatented claims. Approval of the patent application will eliminate the annual maintenance and fee requirement as well as combine perfected title to us regarding the surface rights on our existing unpatented claims. If the Department of the Interior does not grant the patents on our existing unpatented claims, it will not affect our rights to mine on the unpatented claims nor require us to modify our currently planned mining operation.

         Cord Ranch

         In 2002, Crown sold its interest in the Cord Ranch properties to Royal Standard Minerals, Inc. ("Royal Standard") for one million shares of common stock of Royal Standard. Crown recorded a gain on sale of $171,000, which equaled the market value of the shares received on the date of sale, as Crown had no carrying value for its interest in the Cord Ranch Properties. As of December 31, 2003 and 2002, the shares of Royal Standard common stock are reflected on Crown's accompanying consolidated balance sheets as marketable equity securities available for sale.

         Kings Canyon

          The Kings Canyon property in Utah consists of 360 acres of unpatented claims. Crown holds a 100% interest in the property, subject to a 4% net smelter royalty to third parties. There are no capitalized costs related to the Kings Canyon property as of December 31, 2003. Crown intends to maintain the property and may seek a joint venture partner to further evaluate and develop the Kings Canyon property.

Capitalized costs

          Mineral interests and mineral properties costs are comprised of the following:
	December 31,
(in thousands)	2003	2002
Mineral interests:
Land and leasehold costs	$21,583	$19,703
Less accumulated depreciation, depletion and amortization	(601)	(601)
Land and leasehold costs, net	$20,982	$19,102
Mineral properties:
Development costs	$ 8,678	$ 6,612

          All amounts in the table above relate to Crown's Buckhorn Mountain Project, which contains all of Crown's total proven and probable gold reserves and its only property in development. Crown had no foreign assets at December 31, 2003 and 2002.

4. Investment in Solitario Resources Corporation:

          As discussed in Note 1, Crown accounts for its investment in Solitario under the equity method of accounting. The fair value, based on the quoted market price, of Crown's 9,633,585 shares of Solitario common stock was approximately $13,198,000 and $3,973,000 at December 31, 2003 and 2002, respectively. Condensed financial information of Solitario is as follows:

Balance Sheets	As of December 31,
(in thousands)	2003	2002
Assets
Current assets	$ 3,993	$1,952
Mineral interests, net	2,760	3,216
Investment in Crown warrant, at fair value	5,591	153
Note receivable from Crown	937	915
Other	7	140
Total assets	$13,288	$6,376
Liabilities and stockholders' equity
Current liabilities	$ 763	$ 99
Deferred income taxes	591	-
Stockholders' equity	11,934	6,277
Total liabilities and stockholders' equity	$13,288	$6,376

Statements of Operations	Year Ended December 31,
(in thousands)	2003	2002	2001
Unrealized gain (loss) on derivative instruments	$ 5,438	$ 105	$ (63)
Other costs and expenses	(2,084)	(2,184)	(3,670)
Net income (loss)	$ 3,354	$(2,079)	$(3,733)

          The following is a reconciliation of Solitario's reported stockholders' equity to amounts reported by Crown as its investment in Solitario:
(in thousands)	As of December 31,
	2003	2002
Solitario stockholders' equity, as reported	$11,934	$ 6,277
Adjustments:
Less Solitario's book value of Crown securities, recorded as treasury Stock	793	185
Less Solitario's other comprehensive income, related to gains on Crown common stock, net of 607,000 of tax in 2003	1,144	31
Less Solitario's unrealized gain on derivative instruments, related to gain on Crown warrants, net of 669,000 of tax in 2003	4,812	43
Solitario adjusted stockholder's equity	5,185	6,018
Crown percentage	38.7%	41.2%
Crown's investment in unconsolidated subsidiary	$2,004	$2,477

          The following is a reconciliation of Solitario's reported net income (loss) to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	For the year ended December 31,
	2003	2002	2001
Solitario net income (loss) as reported	$ 3,354	$(2,079)	$(3,733)
Adjustments:
Solitario's derivative (gains) and losses recorded in its statement of operations for its holdings of Crown warrants, net of $669,000 of tax in 2003	(4,769)	(105)	63
Other, net	-	63	3
Solitario adjusted loss	(1,415)	(2,121)	(3,673)
Crown weighted average percentage (1)	40.4%	41.2%	41.2%
Crown's equity in loss of unconsolidated subsidiary	$ (571)	$ (873)	$(1,512)

(1) The weighted average interest of Crown in Solitario's net income or loss for the year ended December 31, 2003 reflects the dilution of Crown's ownership interest resulting from Solitario's sale of its common stock to a third party in November 2003. As discussed below, this transaction reduced Crown's investment in Solitario to 38.7% as of December 31, 2003.

          For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses, Crown has excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

          On November 4, 2003, Solitario completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 of Solitario common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000, or approximately $1,310,000 (net). The additional shares reduced Crown's interest in Solitario to 38.7% at December 31, 2003 from 41.2% at September 30, 2003. Crown's proportionate interest in this sale, net of taxes, has been recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital.

          On October 8, 2003 Crown announced that it intends to distribute its holdings of 9,633,585 shares of Solitario's common stock prior to the completion of the proposed Merger with Kinross. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by Crown be held in escrow pursuant to an escrow agreement (the "Escrow Agreement") to, among other things, prevent Crown from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to Crown pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, Solitario's disinterested shareholders (which excluded Solitario's officers, directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable Crown to distribute substantially all of the 9,633,585 shares of Solitario's common stock to the shareholders of Crown in anticipation of closing the Merger with Kinross. No fractional shares will be issued and no cash payments will be made in lieu of fractional shares. Crown plans to retain any shares not distributed as fractional shares. Crown estimates the total number of Solitario shares from undistributed fractional shares will be less than 1,000 shares.

5. Long-term Debt:

         Senior Notes

          In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). Crown used $1,000,000 of the proceeds to pay the cash component due the former Debenture holders described in Note 1. The remaining proceeds were used by Crown for general corporate purposes. The Senior Notes are secured by all of the assets of Crown on a pari-passu basis with the Secured Notes, discussed below. At December 31, 2003, these assets consist primarily of Crown's interest in the Buckhorn Mountain Project and its 38.7% investment in Solitario.

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

          On the date of issuance, the warrants described above had an estimated fair value of $379,000, which was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This discount is being amortized over the life of the Senior Notes and charged to capitalized interest cost, using the effective interest method.

          Under generally accepted accounting principles, any intrinsic value of the conversion feature (market price of the stock less the effective conversion price) of the Senior Notes must also be recorded as a discount to the Senior Notes. At October 19, 2001, there was no intrinsic value associated with the conversion feature of the Senior Notes and no discount was recorded thereon. However, when the Bankruptcy Court approved the Plan of Crown on May 30, 2002, the terms of the Senior Notes were effectively changed, since the conversion price remained unchanged despite the 1 for 5 reverse split required by the Plan. Based upon these revised terms, the intrinsic value of the conversion feature of the Senior Notes as of their issuance date was $3,221,000. Effective May 30, 2002, this amount was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This conversion feature discount is being amortized over the remaining life of the Senior Notes as of May 30, 2002 and is being charged to capitalized interest cost.

          A summary of the Senior Notes as of December 31, 2003 is as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face value of Senior Notes	$1,000,000	$2,600,000	$ 3,600,000
Unamortized warrant discount	(64,000)	(156,000)	(220,000)
Unamortized beneficial conversion feature discount	(845,000)	(2,218,000)	(3,063,000)
Senior Notes balance	$ 91,000	$ 226,000	$ 317,000

A summary of the Senior Notes as of December 31, 2002 is as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face value of Senior Notes Unamortized warrant discount Unamortized conversion feature discount Senior Notes balance	$1,000,000 (86,000) (880,000) $ 34,000	$2,600,000 (208,000) (2,309,000) $ 83,000	$3,600,000
			(294,000)
			(3,189,000)
			$ 117,000

           Secured Notes

           As discussed in Note 1, Crown issued $2,000,000 in 10% convertible Secured Notes as part of the Corporate Reorganization. The Secured Notes carried a 10% interest rate payable quarterly in cash or Crown common stock at the election of Crown. The number of shares of Crown's common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.35 per share. The Secured notes mature in October 2006 and are convertible into Crown common shares at $0.35 per share. The Secured Notes were secured by all of the Assets of Crown on a pari-passu basis with the Senior Notes. In addition, the Secured Note holders have been issued a warrant, which expires in 2006 for every share into which the Secured Notes are convertible. The warrants were exercisable upon issuance. Each warrant is exercisable into a Crown common share at $0.75 per share, subject to adjustment.

          Crown recorded a discount of $1,257,000 to the Secured Notes for the intrinsic value of the conversion feature on May 30, 2002 and credited additional paid-in capital for that amount. On the same date, the warrants associated with the Secured Notes had an estimated value of $286,000, which was also recorded as consideration for the exchange of the Debentures and credited to paid-in capital. The beneficial conversion feature was being amortized over the remaining life of the Secured Notes as of May 30, 2002 and charged to capitalized interest cost, using the effective interest method.

          On November 21, 2003 the Secured Notes were called for redemption, and all but $6,000 of outstanding Secured Notes were converted into 5,679,142 shares of Crown common stock as of December 31, 2003, with the remainder being redeemed for cash. The remaining unamortized discount of $940,000 was charged to capitalized interest cost during 2003 upon conversion of the Secured Notes.

          A summary of the Secured Notes at December 31, 2002 is as follows:

Face value of Secured Notes Unamortized conversion feature discount Secured Notes balance	$2,000,000 (1,153,000) $ 847,000

          Subordinated Notes

          As discussed in Note 1, Crown issued $4,000,000 in 10% convertible Subordinated Notes as part of the Debenture restructuring. The Subordinated Notes carried a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Subordinated Notes mature in October 2006 and were convertible into Crown common shares at $0.75 per share. The conversion feature of the Subordinated Notes had no intrinsic value on the issuance date and accordingly, there was no discount recorded thereon. In October 2003 and November 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock prior to the automatic conversion on November 5, 2003. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

          Subordinated B Notes

          On February 21, 2003, Crown issued $2,705,000 of 10% Convertible Subordinated Promissory Notes due 2006, Series B (The "Subordinated B Notes"). The Subordinated B Notes were convertible into common stock of Crown at $0.75 per share. There was no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price at issuance. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature in October 2006. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors. On November 5, 2003, $2,705,000 of Subordinated B Notes were automatically converted into 3,606,667 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated B Notes whereby the Subordinated B Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

          Keystone Note

          In July 2001, as part of the termination of the joint venture with Newmont, Crown assumed a note with a face value of $250,000 due February 22, 2002 (the "Keystone Note"). Crown recorded the Keystone Note at its discounted fair value of $237,000. On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the Keystone Note $30,000 and extending the term of the Keystone Note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. As a result of this amendment to the terms of the Keystone note, Crown recorded a discount of $41,000 to its recorded value of the Keystone note for the present value of the remaining payments, and other income of the same amount. This discount is being amortized to capitalized interest cost over the remaining term of the note. Crown recorded capitalized interest cost of $13,000 during 2003 and $17,000 during 2002 for amortization of its discount on the Keystone note. In December 2002, Crown amended the terms of the Keystone Note to extend payment of $20,000 of the note from December 2002 to June 2003. The effect of this amendment was not material. At December 31, 2003, the current portion of the Keystone Note was $49,000.

          Interest

          Interest costs are capitalized on mineral property and mineral interest in development. Interest is capitalized by applying a weighted average interest rate to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized all of its interest costs of $3,068,000, $996,000 and $1,046,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 a total of $13,885,000 and $10,817,000, respectively, of interest costs have been capitalized as mineral property at the Buckhorn Mountain Project.

          Crown may pay interest on the Senior Notes, the Secured Notes and the Subordinated Notes in cash or Crown common shares, at its election. Crown accrues interest at the nominal rate of 10% during the period the notes are outstanding. For interest paid in Crown common shares, capitalized interest cost is adjusted on the interest payment date to the market value of the common shares issued on that date. Accrued interest up to the date of conversion on notes converted during 2003 of $65,000 has been charged to capitalized interest cost and credited to additional paid-in capital.

          Crown recorded the following amounts to capitalized interest cost related to long-term debt:
	Year ended December 31,
	2003				2002					2001
(in thousands)			Subor-	Subor-				Subor-
	Senior	Secured	dinated	dinated		Senior	Secured	dinated		Senior
Notes:	Notes	Notes	Notes	B Notes	Total	Notes	Notes	Notes	Total	Notes	Total
Stated interest	$360	$ 185	$339	$191	$1,075	$359	$111	$222	$692	$ 72	$ 72
Warrant discount amortization	74	-	-	-	74	72	-	-	72	12	12
Beneficial conversion feature discount amortization	125	213	-	-	338	32	104	-	136	-	-
Unamortized discount charged to interest cost upon conversion	-	940	-	-	940	-	-	-	-	-	-
Increase (decrease) in interest cost from shares issued for interest	373	200	27	28	628	(98)	10	(64)	(152)	-	-
Total	$932	$1,538	$366	$219	3,055	$365	$225	$158	748	$ 84	84
Convertible debentures					-				231		953
Keystone Note					13				17		9
Total capitalized interest Cost					$3,068				$996		$1,046

          For the years ended December 31, 2003, 2002 and 2001, interest income of $25,000, $35,000 and $34,000, respectively, has been recorded as reductions in net interest expense in Crown's consolidated statements of operations.

          Future minimum payments

          The following shows the future minimum payments on long-term debt:
(in thousands)	2004	2005	2006	Total
Senior Notes	$ -	$ -	$3,600	$3,600
Keystone Note	50	50	-	100
Total payments	$ 50	$ 50	$3,600	$3,700

6. Income Taxes:

          Crown's income tax expense (benefit) from continuing operations consists of the following:
(in thousands)	2003	2002	2001
Deferred:
U.S.	$(457)	$(55)	$(388)
Foreign	-	-	-
Operating loss and credit carryovers:
U.S.	(1,263)	4,922	388
Foreign	-	-	-
Income tax expense (benefit)	$(1,720)	$4,867	$ -

          During 2003, income tax expense of $130,000 related to Crown's additional paid-in capital arising from Solitario's share issuances was charged to stockholders' equity.

          During 2003 and 2002, Crown recognized other comprehensive income (loss) related to unrealized gains (losses) on marketable equity securities of ($35,000) and $59,000, respectively. Other comprehensive income has been credited (charged) in the amounts of $12,000 and ($20,000), respectively, for the income tax benefit (expense) associated with these gains (losses).

          The net deferred tax liabilities in the accompanying December 31, 2003 and 2002 balance sheets include the following components:
(in thousands)	2003	2002
Deferred tax assets:
Net operating loss ("NOL") carryovers	$2,339	$1,076
Investment in Solitario	1,981	1,933
Variable option compensation	1,103	60
Other	71	7
Deferred tax assets	5,494	3,076

Deferred tax liabilities:
Exploration, development and mineral interests costs	8,513	7,500
Depreciation and amortization	266	463
Deferred tax liabilities	8,779	7,963
Net deferred tax liabilities	$3,285	$4,887

          A reconciliation of expected federal income tax expense (benefit) from continuing operations at the U.S. statutory rates with the expense (benefit) for income taxes is as follows:
(in thousands)	2003	2002	2001

Income tax at statutory rates	($1,601)	$2,357	$(704)
Section 382 limitation	-	5,751	-
Change in valuation allowance	-	(3,241)	631
Other	(119)	-	73
Income tax expense/(benefit)	$(1,720)	$4,867	$ -

          In connection with the confirmation of the Plan, Crown had a greater than fifty-percent change of ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Crown's carryovers is limited to approximately $121,000 per year.

          At December 31, 2003 Crown had unused NOL carryovers of approximately $6,880,000, which begin to expire commencing in 2021.

7. Fair Value of Financial Instruments:

          For certain of Crown's financial instruments, including cash and cash equivalents, and short-term investments, the carrying amounts approximate fair value due to their short maturities. The estimated fair value at December 31, 2003, based on quoted market prices, of Crown's Senior Notes was $26,514,000. The estimated fair value at December 31, 2002, based on quoted market prices, of Crown's Senior, Secured and Subordinated Notes was $4,500,000, $2,500,000 and $3,400,000, respectively.

8. Commitments and Contingencies:

          In acquiring its interests in mineral claims and leases, Crown has entered into lease agreements, which generally may be canceled at its option. Crown is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. Crown estimates its 2004 mineral property rentals and option payments to be approximately $17,000. Additionally, Crown has no estimated work commitments for 2004.

          Crown has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 2003, 2002 and 2001 was $38,000, $40,000, and $43,000, respectively.

          Crown leases office space under non-cancelable operating leases providing for minimum annual rent payments of $32,690 in 2004, $32,690 in 2005, and $27,242 in 2006. Rent expense for all leases was $55,000, $70,000, and $73,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

          Effective January 1, 2002, Crown has adopted the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". During 2003, Crown acquired nine monitoring wells related to its permitting at its Buckhorn Mountain Project. Under Crown's proposed plan of operations these wells not be reclaimed prior to the closure of the Buckhorn Mountain Project after mining. Crown recorded $21,000, the estimated present value of its cost to reclaim these wells as costs associated with the Buckhorn Mountain Project, and has reflected the related obligation as "asset retirement obligation" on its 2003 consolidated balance sheet. Due to the nature of its exploration activities that are currently reclaimed, and the limited nature of its activities at its Buckhorn Mountain Project, which have been primarily related to permitting and completion of its feasibility study, Crown did not have any reclamation liability at December 31, 2002.

9. Stock Option Plans and Warrants:

          The 2002 Crown Stock Incentive Plan (the "2002 Plan") reserved 5,000,000 shares of Crown common stock for grants under the 2002 Plan. The 2002 Plan provides that the Board of Directors may: (a) grant incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986; (b) grant options other than incentive stock options ("non-qualified stock options); (c) award stock bonuses; (d) sell and issue shares pursuant to certain restrictions under the 2002 Plan; and (e) award performance based awards as defined under the 2002 Plan. All options granted expire five years from the date of grant and vest 25 percent on the date of grant, and 25 percent on each anniversary of the date of grant for the next three years. All options vest upon a change in control of Crown as defined in the 2002 Plan. As of December 31, 2003, 56,000 options have been exercised and no options have expired from the 2002 Plan.

          The activity in the 2002 Stock Incentive Plan for the years ended December 31, 2003 and 2002 was as follows:
	2003		2002
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Outstanding, beginning of year	3,375,000	$0.40	-	$ -
Granted	60,000	0.45	3,375,000	0.40
Exercised	(56,000)	0.40	-	-
Cancelled / forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of year	3,379,000	$0.40	3,375,000	$0.40
Exercisable, end of year	1,681,500	$0.40	843,750	$0.40

          Crown's 1988 Stock Benefit Plan (the "1988 Plan") and Crown's 1991 Stock Incentive Plan (the "1991 Plan") had terms and conditions similar to the 2002 Plan, except that members of the Board of Directors could only receive formula grants under the 1991 Plan. Up to 1,500,000 shares were reserved for grant under both the 1988 Plan and the 1991 Plan (for a total of 3,000,000 shares). All options outstanding under the 1988 Plan expired in February 2002. The Plan rejected both the 1988 Plan and the 1991 Plan and all related option awards were cancelled. As of December 31, 2002, there are no outstanding options for shares under the 1988 Plan or the 1991 Plan.

          The activity in the 1988 Plan for the year ended December 31, 2002 and 2001 was as follows:
	2002		2001
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Outstanding, beginning of year	497,000	$2.18	545,000	$2.14
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled / forfeited	(497,000)	2.18	-	-
Expired	-	-	(48,000)	1.75
Outstanding, end of year	-	$ -	497,000	$2.18
Exercisable, end of year	-	$ -	497,000	$2.18

          The activity in the 1991 Plan for the year ended December 31, 2002 and 2001 was as follows:
	2002		2001
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Outstanding, beginning of year	1,109,150	$1.25	1,099,875	$1.71
Granted	-	-	250,850	0.26
Exercised	-	-	-	-
Cancelled / forfeited	(1,109,150)	1.25	-	-
Expired	-	-	(241,575)	2.33
Outstanding, end of year	-	$ -	1,109,150	$1.25
Exercisable, end of year	-	$ -	911,900	$1.34

          As a result of the repricing of existing options in 1999 and 1998, (under both the 1988 and 1991 Option Plans) Crown began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, (an interpretation of APB 25)." Accordingly, an increase in the current market price of Crown common stock above the higher of the option strike price and the market price of Crown's common stock subsequent to July 1, 2000, multiplied by vested options outstanding will be recorded as compensation expense in the period of the price increase. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. In July 2002 Crown's Board of Directors granted options to purchase 3,375,000 shares under the 2002 Plan. Of these, options to purchase 2,600,000 shares were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB No. 25 and FIN No. 44. During 2003 and 2002 Crown recorded $3,126,000 and $175,000, respectively, of compensation expense related to the vested portion of the 2002 option awards. Additionally, Crown recorded $1,856,000 and $293,000, respectively, of unearned compensation related to the unvested portion of these options. This amount will be amortized to compensation expense using the straight-line method over the remaining vesting term. There was no compensation expense recorded during 2001 or 2000 as a result of variable plan accounting as there was no intrinsic value in the options because the quoted market price of shares of Crowns common stock was below the exercise price of the options.

          The following table summarizes Crown's stock options as of December 31, 2003

Options Outstanding				Options Exerciseable
Exercise price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	3,319,000	4.5	$0.40	1,651,500	$0.40
$0.45	60,000	4.0	$0.45	30,000	$0.45

The activity in outstanding warrants for the year ended December 31, 2003, 2002 and 2001 was as follows:
	2003		2002		2001
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Warrants Exercisable For shares		Warrants Exercisable For shares		Warrants Exercisable For shares

Outstanding, beginning of year	16,200,000	$0.35	10,485,714	$0.35	-	$ -
Issued	-	-	5,714,286	0.75	10,485,714	0.35
Exercised	(2,024,127)	0.75	-	-	-	-
Cancelled / forfeited(1)	(772,063)	0.75	-	-	-	-
Expired	-	-	-	-	-	-
Outstanding, end of year	13,403,810	$0.43	16,200,000	$0.49	10,485,714	$0.35

(1) During 2003, holders of warrants for 1,851,425 shares exercised their warrants on a cashless basis at market prices between $1.50 and 2.50 per share for 1,079,362 shares of Crown common stock. Holders also exercised warrants for 944,765 shares for cash at the exercise price of $0.75 per share.

10. Related Party Transactions

             At December 31, 2003 Crown owned 38.7% of Solitario. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 25% of Crown corporate administrative costs for executive and technical salaries benefits and expenses, 50% of Crown corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by Crown management and employees on Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $351,000, for 2003, $499,000 for 2002 and $590,000 for 2001. We anticipate the management and technical services agreement will be terminated if our pending Merger with Kinross is completed.

             Crown entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investor's, LP ("Zoloto") and Solitario, who are each stockholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Solitario and Zoloto agreed that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 26, 2006. As of December 31, 2003, the Signing Shareholders collectively held 1,733,866 shares or approximately 10.1% of the outstanding shares of Crown.

             In October 2001, Solitario invested in two Senior Notes, which totaled $1,000,000 of the $3,600,000 principal amount of Senior Notes issued. The proceeds of $350,000 from the first note (the "Solitario Note") were delivered to Crown. The Solitario Note was convertible into shares of Crown commons stock at $0.2916 per share. The proceeds from the second note from Solitario (the "$650,000 Note"), and the remaining Senior Notes of $2,600,000, or $3,250,000 in total, were placed in escrow pending the outcome of Crown's Bankruptcy. The $650,000 Note was convertible into shares of Crown common stock at $0.35 per share. In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. Crown's Plan was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on the Effective Date. The independent Board members of both Crown and Solitario approved the transaction. The terms of the transaction on the Escrowed Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders.

          In June 2001, Solitario acquired 200,000 shares of Canyon Resources Corporation common stock as an investment from Crown at its fair market value of $200,000 at that date. The transaction was approved by independent Board members of both Crown and Solitario.

          On February 21, 2003, Solitario invested $400,000 in Crown's Subordinated B Notes on the same terms and conditions as all other investors. On November 5, 2003 Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock, as discussed in Note 5. During 2003 and 2002, Crown issued to Solitario 249,718 and 182,440 shares of Crown's common stock, with a fair value of $207,000 and $75,000, respectively, in satisfaction of Crown's accrued interest obligations to Solitario under the Senior and Subordinated B Notes. See Note 5.

          As of December 31, 2003, Solitario owns 965,491 shares of Crown common stock, has warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

11. Selected Quarterly Financial Data (Unaudited):

(in thousands, except per share)	2003 (1)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Revenues and property sales (3)	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss	$(661)	$(423)	$(690)	$(271)	$(1,223)	$(813)(4)	$(1,482)(4)
Loss per share: Basic and diluted	$(0.15)	$(0.10)	$(0.14)	$(0.06)	$ (0.22)	$ (0.15)	$ (0.12)
Weighted shares outstanding: Basic and diluted	4,303	4,201	4,904	4,769	5,533	5,361	11,886

(in thousands, except per share)	2002 (1)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As Previously reported	As restated	As Previously reported(2)	As restated	As Previously reported	As restated	As Previously reported	As restated
Revenues and property sales (3)	$ -	$ -	$ -	$ -	$ 171	$ 171	$ -	$ -
Net income (loss)	$(606)	$(374)	$6,295	$2,905	$(282)	$(142)	$(472)	$(298)
Income (loss) per share Basic Diluted	$(0.21) $(0.21)	$(0.13) $(0.13)	$2.16 $0.40	$ 1.00 $ 0.19	$(0.09) $(0.09)	$(0.04) $(0.04)	$(0.15) $(0.15)	$(0.08) $(0.08)
Weighted shares outstanding Basic Diluted	2,952 2,952	2,947 2,947	2,920 15,712	2,909 15,702	3,243 3,243	3,207 3,207	3,762 3,762	3,693 3,693

(1)     The operating results for each of the four quarters in the year ended December 31, 2002 and each of the three quarters during the nine months           ended September 30, 2003 have been restated as discussed in Note 12.

(2)     As adjusted for the reclassification of gain on discharge of convertible debentures from extraordinary item to costs expenses and other as required           by SFAS No. 145.

(3)     As adjusted for the reclassification of interest income to costs expenses and other in the statement of operations.

(4)     Crown recorded deferred option compensation expense of $848,000 (before tax) during the third quarter of 2003, compared to $188,500 (before tax) in the second quarter of 2003, which accounted for the increase in the third quarter loss and Crown recorded deferred option compensation expense of $1,616,000 (before tax) during the fourth quarter of 2003 and incurred significant additional legal and accounting costs during the fourth quarter of 2003 related to its pending merger with Kinross which accounted for the increased loss in the quarter compared to the prior quarter.

12. Restatement

          Subsequent to the issuance of Crown's consolidated financial statements for the years ended December 31, 2002 and 2001, Crown determined it had not properly (i) capitalized interest costs related to the development of its Buckhorn Mountain Project; (ii) adopted the provisions of SFAS No. 142 in relation to the classification of mineral interests; (iii) accounted for certain costs that had been capitalized relating to annual land and leasehold payments that should have been expensed as incurred; (iv) treated discounts associated with warrants and beneficial conversion features related to outstanding debt as permanent differences in its tax provision; (v) recorded Crown's interest in Solitario's ownership of Crown's equity securities as treasury stock; (vi) recorded Crown's equity interest in certain adjustments made by Solitario required by SFAS No. 142; and (vii) recorded a gain on the restructuring of its Keystone Note as a discount to be amortized over the remaining life of the Keystone Note when the note was renegotiated in December 2001, as discussed below.

(i)      Crown's Buckhorn Mountain Project has been in development since Crown acquired the project in 1989. Since August 1991 Crown has been incurring interest costs on long-term debt, which had not been capitalized as required by SFAS No. 34, "Capitalization of Interest Cost" ("SFAS No. 34"). SFAS No. 34 requires capitalization of interest costs utilizing a weighted average rate on outstanding debt and applying that rate to the average outstanding balance of capitalized costs on projects in development, up to the total interest cost for the period.

(ii)      Effective January 1, 2002, SFAS 142 requires mineral interests in the form of exploration concessions to be classified as intangible assets and amortized over their expected useful lives. In its previously issued 2002 financial statements, Crown had classified its mineral interests as mineral properties.

(iii)      As a result of the withdrawal of Crown's joint venture partner associated with the Buckhorn Mountain Project in 2001, Crown began to incur directly certain annual costs associated with its mineral interests. During 2003, Crown reviewed its cost capitalization policies and determined that certain annual concession fees, taxes and other costs that had been capitalized during 2002 and 2001 should have been charged to exploration expense as incurred.

(iv)      In connection with recording discounts associated with warrants and beneficial conversion features related to its Senior and Secured Notes, Crown recorded a deferred tax liability and reduction to additional paid-in capital. Subsequently, as these note discounts were being amortized, Crown recorded a reversal of this deferred tax liability and recognized an income tax benefit in the period of the amortization. Crown has subsequently determined that these discounts represented a permanent difference for which deferred taxes should not have been recognized.

(v)       During 2003, Crown determined that it should record as treasury stock its proportionate share of the value of Solitario's recorded cost basis for Solitario's investments in the equity securities of Crown.

(vi)      Subsequent to the issuance of Solitario's consolidated financial statements for the year ended December 31, 2002, Solitario determined that it had not properly adopted the provisions of SFAS No. 142 in relation to the classification of mineral interests, and that Solitario had capitalized certain costs that should have been expensed as incurred.

(vii)      During 2003, Crown determined that it should have accounted for the renegotiation of the Keystone Notes (See Note 5) as a debt extinguishment and recognized a gain it its 2001 statement of operations, to the extent of the difference between the present value of the Keystone Note payments before and after the renegotiation.

          As a result, the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

BALANCE SHEET INFORMATION
	As of December 31, 2002
(in thousands)	As previously reported	As restated
Assets:
Mineral properties	$ 14,980	$ 6,612
Mineral interests, net	-	19,102
Equity in Solitario Resources Corporation	2,800	2,477
Total Assets	19,233	29,644
Liabilities and Stockholders' Equity:
Liabilities:
Deferred income taxes	2,975	4,887
Stockholders' equity:
Additional paid-in capital	39,541	41,178
Treasury stock	-	(76)
Accumulated deficit	(28,709)	(21,728)
Accumulated other comprehensive income	59	39
Total stockholders' equity	10,637	19,159

STATEMENT OF OPERATIONS INFORMATION
	Year ended December 31, 2002		Year ended December 31, 2001
(in thousands except per share amounts)	As previously reported	As restated	As previously reported	As restated
Costs and expenses:
Exploration expense	$ 4	$ 58	$ 5	$ 36
Interest expense	980	-	1,046	-
Equity in loss of Solitario Resources Corporation	662	873	1,506	1,512
Gain on debt extinguishment	-	-	-	(41)
Income (loss) before income tax	6,243	6,958	(3,148)	(2,098)
Income tax (expense) benefit	(1,308)	(4,867)	-	-
Net income	4,935	2,091	(3,148)	(2,098)
Earnings (loss) per common share:
Basic	$ 1.52	$ 0.65	$(1.08)	$ (0.72)
Diluted	$ 0.26	$ 0.10	$(1.08)	$ (0.72)

As discussed in (i) above, the consolidated financial statements were restated for capitalized interest commencing in 1991. This resulted in an adjustment to accumulated deficit at January 1, 2001 of $8,775,000.

Item 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

          Not Applicable.

Item 9a. Controls and Procedures.

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of December 31, 2003.

Disclosure controls and procedures

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weakness in our disclosure controls and procedures as discussed below. Within the quarter ended December 31, 2003, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures. However, subsequent to December 31, 2003 we made changes to our disclosure controls and procedures as discussed below.

Internal control over financial reporting

          Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect the our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weaknesses in our system of internal control over financial reporting as discussed below. Within the quarter ended December 31, 2003, there were no significant the changes to our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting. However, subsequent to December 31, 2003 we made changes to our internal controls over financial reporting as discussed below.

          The events cited in this report that are the subject of the restatement were the results of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. The most significant of these relate to capitalization of interest and our recording of deferred income taxes related to our long term note discounts. We have taken, and intend to continue to take, measures to cure these weaknesses, which include additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee, outside counsel and our independent auditors. We believe we have addressed our disclosure controls and procedures deficiencies and our internal control over financial reporting deficiencies through the above corrective actions and believe the remedial action taken has mitigated the noted internal control deficiencies.

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Directors.

          The current directors are:
Name	Age	Position with Crown and business experience within the last five years

Steven A. Webster Chairman	52

Mr. Webster was appointed as a director, in June 2002, pursuant to the Plan as one of three directors so named by holders of our Senior Notes. Mr. Webster previously was a director from the time we commenced operations until June 2001 when he did not stand for re-election. Since 2000, Mr. Webster has been Chairman of Global Energy Partners, which is affiliated with CSFB Private Equity and makes private equity investments in the energy industry. He also serves as Chairman of Carrizo Oil & Gas, Inc. (CRZO/Nasdaq), an oil and gas exploration company, and Basic Energy Services Inc., a privately held well services contractor. Mr. Webster is a director of Grey Wolf Inc. (GW/ASE), a land drilling rig contractor, Camden Property Trust (CPT/NYSE), a real estate investment trust, Brigham Exploration Company (BEXP/Nasdaq), an oil and gas company, Goodrich Petroleum Corporation (GOP/NYSE), an oil and gas company, Seabulk International Inc. (SBLK/Nasdaq), a marine transportation and service provider, Geokinetics Inc. (GEOK/OTC), a geophysical company, and various private companies. Mr. Webster was the founder, Chairman and CEO of Falcon Drilling Company (FLC/NYSE), President and CEO of its successor, R&B Falcon Corporation (FLC/NYSE), through 1999, and Vice Chairman until the sale of the company to Transocean Inc. in 2001. He is a graduate of Purdue University and holds an MBA from Harvard Business School. Mr. Webster serves on the Dean's Advisory Board of Purdue's Krannert School.

Christopher M. Harte	56

Mr. Harte was appointed as a director, in June 2002, pursuant to the Plan as one of three directors so named by holders of our Senior Notes. Mr. Harte is an investment manager.  He was a management consultant at McKinsey & Company and was publisher of the Centre Daily Times in State College, PA, the Akron Beacon Journal, the Portland Press Herald and Maine Sunday Telegram.    He is a director of Harte-Hanks, Geokinetics, and several private companies. He is chairman of the Center for the Public Interest, a director of the National Audubon Society and of other organizations.  He is a graduate of Stanford and has an MBA from the University of Texas.

Christopher E. Herald	50

Mr. Herald has been Chief Executive Officer since June 1999, and its President since November 1990. Mr. Herald has also been Chief Executive Officer of Solitario since June 1999 and President of Solitario since August 1993. Mr. Herald is a director of TNR Resources, Ltd. Mr. Herald holds a bachelor of science degree in geology from the University of Notre Dame and a master of science degree in geology from the Colorado School of Mines

Brian Labadie	51

Mr. Labadie has over twenty-five years experience in the mining industry including the last five years as Senior Vice President of Operations with Miramar Mining Corporation. Prior to that, Mr. Labadie spent nine years with Echo Bay Mines, Ltd. as Vice President of Operations, including full operational and management responsibility for the Kettle River Mine in Republic, Washington. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

Mark E. Jones, III	64

Mr. Jones has been Vice Chairman since 2001, Chairman from 1987 to 2001, Chief Executive Officer from 1987 to 1993 and President from September 1989 to November 1990. He has also been Chairman of Solitario since August 1993. Mr. Jones is Chairman of Star Resources, Inc. and a former board member of Arequipa Resources. Mr. Jones attended the University of Texas.

F. Gardner Parker	62

Mr. Parker was appointed as a director, in June 2002, pursuant to the Plan as one of three directors so named by the holders of our Senior Notes. Mr. Parker is lead managing trustee with Camden Property Trust. He also serves as director of Carrizo Oil and Gas and Sharps Compliance, Inc. Mr. Parker is a director of several private companies including Gilman Auto Dealerships, Net Near U. Communications, Camp Longhorn, nii Communications, Sherwood Nursing Home, and Pinnacle Oil and Gas Company. Mr. Parker owns interests in real estate holdings throughout the State of Texas. Mr. Parker received his CPA and worked for Ernst and Young (formerly Ernst and Ernst) for fourteen years, seven of which were as partner. Mr. Parker is a graduate of the University of Texas

Ronald Shorr	67

Mr. Shorr, is a mining consultant. He has been a senior mining analyst for Bear Stearns, the Natwest Bank, and Morgan Stanley Dean Witter. He has served as Chief Operating Officer and Chief Financial Officer of Minbanco, a mining company. Mr. Shorr is a Chartered Financial Analyst. He graduated from the University of Michigan and Harvard Business School and attended graduate mining school at Columbia University.

          (b) Executive Officers.

    Our executive officers are as follows:
Name and municipality of residence	Age	Position with Crown and business experience

MARK E. JONES, III Houston, Texas	64	Our Vice Chairman since 2001, Chairman from 1987 to 2001, Chief Executive Officer from 1987 to 1993 and President from September 1989 to November 1990; Chairman of Solitario since August 1993.

CHRISTOPHER E. HERALD Golden, Colorado	50	Our Chief Executive Officer since June of 1999, the President of Crown since November 1990. Chief Executive Officer of Solitario since June 1999, President of Solitario since August 1993.

JAMES R. MARONICK Lakewood, Colorado	48

Our Chief Financial Officer since June 1999, Vice President-Finance and Secretary/Treasurer and of Solitario since September 1997; Vice President-Finance and Secretary/Treasurer of Consolidated Nevada Goldfields Corporation from November 1994 to September 1997.

WALTER H. HUNT Oroville, Washington	52

Our Vice President-Operations since November 2002, Vice President-South American Operations from July 1994 to November 2002; President-South American Operations, Solitario since June 1999; Vice President-Peru Operations of Solitario since July 1994.

Directors' Compensation

          Directors who are not our employees are reimbursed for their expenses incurred in attending Board meetings. Directors have received options to purchase Common Stock granted under the Crown 2002 Incentive Stock Option Plan (the "2002 Plan"). All options terminate five years from date of grant if not earlier exercised. There were no options granted to directors during 2003.

Meetings of Board of Directors and Committees

          During the fiscal year ended December 31, 2003, there were six meetings of the Board. Each of the incumbent Directors attended all the meetings of the Board, except that Mr. Harte was not present at one meeting and Mr. Parker was not present at one meeting. All of the Directors attended all meetings held by committees of the Board on which they served, except that Mr. Harte was not present at one Audit Committee meeting. All of the references to meetings exclude actions taken by written consent.

          The Board has an Audit Committee consisting of Messrs. Parker, Harte and Shorr each of whom is independent as defined in NASD listing standards. The Audit Committee operates under a written charter adopted by the Board, a copy of which has been filed with the Securities and Exchange Commission. The Audit Committee has the responsibility, among other things, to: (i) recommend the selection of Crown's independent public accountants; (ii) review the preparation and scope of the annual audit of Crown and the extent of non-audit services; (iii) review with management the independent auditors' report and the recommendations of the independent auditors; (iv) review litigation and other legal matters that may affect Crown's financial condition; (v) recommends the inclusion of the audited financial statements in the Annual Report on form 10-K. The Audit Committee met four times during the fiscal year ended December 31, 2003. The Audit Committee's report is set forth below.

          The Board also has a Compensation Committee consisting of non-employee Directors, Messrs. Webster, Labadie and Parker. The Compensation Committee is responsible for reviewing and approving executive compensation and administering Crown's stock option programs. The Compensation Committee met once during 2003. The Compensation Committee's report is set forth below.

          The Board does not have a nominating committee or other committee performing similar functions.

Audit Committee Disclosure

          The Audit Committee consists of Mr. Parker, Mr. Harte and Mr. Shorr, each of whom is independent. The Board of Directors has determined that Mr. Parker is an audit committee financial expert as defined by the Securities and Exchange Commission. The Audit Committee acts under a written charter adopted and approved by the Board of Directors. The Audit Committee reviews Crown's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting processes, including the system of internal controls.

Audit Committee Report

          In performing its duties the Audit Committee reviewed and discussed the audited financial statements contained in the 2003 Annual Report on Form 10-K with management and Crown's independent auditor, Deloitte & Touche LLP. The Audit Committee met with Deloitte & Touche LLP, and discussed all issues deemed to be significant by Deloitte & Touche LLP, including any matters required by Rule 2-07 of Regulation S-X, "Communication with Audit Committees" and Statement of Auditing Standard No. 61, as amended, ("Communications with Audit Committees") and without management present, discussed and reviewed the results of the independent auditor's examination of the financial statements. In addition, in accordance with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees" as amended or supplemented, the Audit Committee discussed with Deloitte & Touche LLP its independence from Crown and its management, and has received the written disclosures and letter from Deloitte & Touche LLP that stated it is independent of Crown within the meaning of US securities laws.

          In reliance on the reviews and discussions outlined above, the Audit Committee has recommended to the Board that Crown include the audited financial statements in its Annual Report under Form 10-K for the year ended December 31, 2003 for filing with the SEC.

               AUDIT COMMITTEE

               F. Gardner Parker, Chairman

               Christopher Harte

               Ronald Shorr

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, Directors, greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, only Deephaven Capital, which failed to file any such reports, and Paloma International, L.P., which filed all required Forms 4 late, failed to meet Section 16(a) filing requirements applicable to officers, Directors, and greater than ten percent beneficial owners.

Code of Ethics

          We adopted our Code of Ethics for the Chief Executive Officer and Senior Financial Officer on March 17, 2004, it may be viewed at our website at www.crownresources.com and is attached as Exhibit 14.1 to this Annual Report on Form 10K. See Item 5, "Code of Ethics."

Item 11. Executive Compensation

MANAGEMENT AND EXECUTIVE COMPENSATION

Report of the Compensation Committee

          Overview and Philosophy. The Compensation Committee of the Board is composed entirely of three independent non-employee directors. The Compensation Committee is responsible for reviewing and approving executive compensation and administering our stock option programs. Following review and approval by the Compensation Committee, all issues pertaining to executive compensation are submitted to the full Board for approval.

          The policy of the Compensation Committee in determining executive compensation is that such compensation should (i) reflect Company performance, (ii) reward individual performance, (iii) align the interests of the executives with the long-term interests of the shareholders and (iv) assist Crown in attracting and retaining key executives critical to the long-term success of Crown.

          Executive Officer Compensation Program. The major elements of the executive compensation program during 2003 consisted principally of base salary, bonuses, and Crown's stock option plan, which reward executives for delivering value to our shareholders as measured by increases in the Common Stock price and performance of Crown's share price relative to its industry peer group. Mr. Herald, Mr. Jones and Mr. Maronick have entered into change in control agreements as discussed below.

          Base Salary. Base salaries of executive officers are established annually, at the beginning of each year. The Compensation Committee reviews the responsibilities, experience, and performance of the executive officers, and bases its approval of base salary levels and changes thereupon on these and other factors, including the competitive marketplace and our budget considerations. Due to budget considerations, and our recent bankruptcy, there were no salary increases granted to executive officers during 2003.

          Bonuses. Bonuses are granted to executive officers at the discretion of the Compensation Committee. During 2003, bonuses were paid to certain salaried employees in amounts equal to five percent of annual base pay.

          Stock Option Plans.   The Compensation Committee and the Board approve all grants of options under the 2002 Plan. During 2003, there were no options granted to executive management under the 2002 Plan.

          401(k) Plan. In 1990 we adopted the Crown Resources Corporation 401(k) Plan ("401(k) Plan"), a defined-contribution plan covering all full-time employees, including the Named Executive Officers. The 401(k) Plan provides for Company matching, at the rate of 75 percent, of employee savings contributions up to nine percent of annual compensation, subject to ERISA limitations. Company contributions are subject to vesting percentages of 25 percent after each year of service, such that all amounts are fully vested after four years of service. Plan participants may direct the investment of contributions in any of several different funds, including a government securities fund and various debt and equity funds.

          Compensation of the Chief Executive Officer. Mr. Herald's compensation for 2003 was based upon the established compensation policies described above. In establishing Mr. Herald's base salary, the Compensation Committee evaluated our competitive standing as measured by criteria such as market capitalization, potential ounces of annual gold production, proven gold reserves, and stock performance. The Compensation Committee also considered the duties, responsibilities, and performance of Mr. Herald in his capacity as our Chief Executive Officer and executive pay rates of peer group companies. Mr. Herald's 2003 salary and performance incentives reflect his responsibilities in directing our day-to-day activities and our subsidiaries. Mr. Herald's salary arrangement and performance incentives will continue to be evaluated by the Compensation Committee periodically. During 2003, Mr. Herald received a cash bonus equal to 5% of his salary. Mr. Herald was granted no options in 2003 and was granted 850,000 stock options from the 2002 Plan in July 2002.

               COMPENSATION COMMITTEE

               Steven A. Webster, Chairman

               Brian Labadie

               F. Gardner Parker

Employment Contracts and Change in Control Agreements

           During June 2000, we signed change in control agreements (the "Agreements") with Mr. Herald, Mr. Jones and Mr. Maronick (the "Named Executives"). The Board recognized the benefit to Crown to foster continued employment of key management personnel. In this connection, the Board recognized that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of Crown and its stockholders. A change in control is deemed to have occurred if: (a) A person is or becomes the beneficial owner of securities representing 20% of the voting power of Crown; or (b) the shareholders of Crown approve a merger other than a merger where at least 80% of the combined voting power of Crown securities in the surviving entity were represented by the combined voting power before the merger; or (c) the shareholders of Crown approve the sale of all or substantially all of the assets of Crown; or (d) the shareholders of Crown approve any plan of liquidation or dissolution of the Company. The Agreements were modified in 2002 to exclude as a event constituting a change in control both (i) Crown's filing of its plan of reorganization and (ii) the issuance of shares or the conversion of securities issued in anticipation of and in connection with our bankruptcy. The Agreements will remain in effect during the employment of the Named Executives, however, if a change in control occurs during the term of the Agreements, the Agreements remain in effect for a period of three years beyond the month in which the change in control occurred. If there is a change in control and we terminates the employment of the Named Executive, other than for cause, or the Named Executive resigns from his employment for Good Reason, the Agreements provide for the payment of two and one-half times the annual salary of Mr. Jones and Mr. Herald and for the payment of one and one-half times the annual salary of Mr. Maronick. Cause is defined as: (a) conviction of a felony; or (b) gross and willful failure of the Named Executive to perform his duties; or (c) dishonest conduct, which is intentional and materially injurious to us. Good Reason is defined as: (a) a reduction in the level of responsibility; or (b) a reduction in compensation; or (c) forced relocation to another geographic location; or (d) failure to maintain substantially similar employment terms.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by us during each of the last three fiscal years to its Chief Executive Officer and each of our next most highly paid executive officers whose cash compensation exceeded $100,000 during the fiscal year ending December 31, 2003:
		Annual Compensation		Long-Term Compensation Awards Options (#)	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)

Christopher E. Herald, CEO Mark E. Jones, III Vice Chair James R. Maronick, CFO	2003 2002 2001 2003 2002 2001 2003 2002 2001	144,000 144,000 144,000 98,000 98,000 98,000 100,000 100,000 100,000	7,000 14,000 - 5,000 5,000 5,000 5,000 5,000 5,000	- 850,000(1) 48,000(3) - 175,000(1) 32,000(3) - 530,000(1) 35,000(3)	8,000(2) 8,000 8,000 7,000(2) 7,000 9,000 7,000(2) 7,000 7,000

(1) Granted under Crown's 2002 Plan.

(2) Fully-vested employer matching contributions to 401(k) Plan.

(3) Options granted under Crown's 1991 Plan. These options were cancelled in 2002.

Options

          The following tables set forth for the fiscal year ended December 31, 2003 contain certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers. We did not grant any option to executive officers or directors during 2003

OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

Name Christopher E. Herald Mark E. Jones, III James R. Maronick	Options Granted (#) - - -	Percent of Total Options Granted to Employees in Fiscal Year N/A N/A N/A	Exercise or Base Price ($/sh) N/A N/A N/A	Expiration Date N/A N/A N/A	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5% ($) N/A N/A N/A	10% ($) N/A N/A N/A

(1) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant, until the end of the five-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect Crown's estimate of future stock price growth.

(2) The options granted are non-qualified or incentive stock options that vest and become exercisable over a four-year period, becoming fully vested on July 12, 2005. Such options are non-assignable and non-transferable except by will or by the laws of descent and distribution. Options not already exercisable may become exercisable upon mergers or changes in control of Crown, pursuant to the 2002 Plan. All options terminate five years from date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
Name	Shares Acquired on Exercise (#)	Value Realized	Number of securities underlying unexercised Options at fiscal year-end (#) Exercisable/Unexercisable		Value of unexercised in-the money options at fiscal year-end ($)(1) Exercisable/Unexercisable
Christopher E. Herald Mark E. Jones, III James R. Maronick	- - -	- - -	425,000 87,500 265,000	425,000 87,500 265,000	901,000 185,500 561,800	901,000 185,500 561,800

(1) Value based on market price of $2.52 per share of Crown Common Stock at December 31, 2003, less the exercise price.

We have no long-term incentive plans as defined in item 402 (e) of regulation S-K

COMPARATIVE STOCK PERFORMANCE

          The following performance graph compares the performance of Crown's Common Stock to the NASDAQ Stock Market Total Return Index, the S & P Gold Mining Index, and a six-company peer group for Crown's last five fiscal years. The graph assumes the value of the investment was $100 at December 31, 1999 and measures that investment at December 31 of each of the years shown. All dividends are assumed to be reinvested. The graph is presented pursuant to requirements of the Securities and Exchange Commission. The information contained in this graph is not necessarily indicative of future price.

(Insert performance graph)

S & P Gold and Precious Metals Mining consists of Barrick Gold, Battle Mountain Gold, Echo Bay Mines, Homestake Mining, Newmont Mining, and Placer Dome, which are major gold producers.

Peer Group consists of Bema Gold, Canyon Resources, Glamis Gold, Metallica Resources, and Royal Gold.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth information, as of April 17, 2003, with respect to the number of shares of Common Stock beneficially owned by each shareholder known by Crown to be the beneficial owner of more than five percent of the Common Stock, by all Directors, nominees for director, executive officers named in the Summary Compensation Table and all Directors, nominees for director and executive officers as a group. Except as noted below, each shareholder has sole voting and investment powers with respect to the shares shown. Unless otherwise indicated below, the address of each beneficial owner is 4251 Kipling St., Suite 390, Wheat Ridge, Colorado, 80033.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership in Crown common stock(2)	Percent of Crown's common stock, based on current number of outstanding common shares prior to conversion of any convertible securities(2)	Ownership Assuming Conversion of other convertible securities(3)	Percent of Crown's common stock, based on exercise of convertible securities on a non-diluted basis(4)	Percent of Crown's common stock, based on exercise of convertible securities on a fully diluted basis(5)

Solitario Resources Corporation
4251 Kipling St., Suite 390
Wheat Ridge, CO 80033

Zoloto Investors, LP
c/o Steve Webster
14701 St. Mary's Lane, Suite 800
Houston, TX 77079

Loeb Partners Corporation
c/o Bob Grubin
61 Broadway
New York, NY 10006

Deephaven Domestic Capital
Management, c/o Colin Smith
130 Cheshire Lane, Suite 102
Minnetonka, MN 55305

Gary L. Blum
3104 Oak Lane
Dallas, TX 75226

Oliver Baring
Devon House
12-15 Dartmouth St.
London, SW1 H9BL,England

Coot Investments, Ltd
c/o Bruno Hanoman
Summerhays Farm
Cotleigh, Honiton
Devon, EX14 9HF
United Kingdom

Steven A. Webster

Christopher M. Harte

Christopher E. Herald

Mark E. Jones, III

Brian Labadie

F. Gardner Parker

Ronald Shorr

James R. Maronick

All directors and executive officers as a group (nine persons)

	965,491 1,733,866(6) 3,554,985 2,539,740 71,234 96,048 918,924 1,885,513(7) - 37,268(8) 87,500 - - - 2,177 2,012,458	4.3% 7.8% 15.9% 11.3% 0.3% 0.4% 4.1% 8.4% - 0.2% 0.4% - - - 0.0% 9.0%

 7,079,777(9)

19,276,724(10)

 3,554,985

 2,539,740

 1,214,092(11)

 1,524,620(12)

 1,337,973(13)

19,653,371(14)

     175,000(15)

    887,268(16)

    175,000(17)

    225,000(18)

    200,000(19)

    175,000(15)

    532,177(20)

22,522,816(21)

				24.8% 48.2% 15.9% 11.3% 5.2% 6.4% 5.9% 48.9% 0.8% 3.8% 0.8% 1.0% 0.9% 0.8% 2.3% 52.5%	14.3% 38.9% 7.2% 5.1% 2.4% 3.1% 2.7% 39.6% 0.4% 1.8% 0.4% 0.5% 0.4% 0.4% 1.1% 45.4%

(1)     Based upon information supplied to Crown by the shareholder, including filings as required under section 13 and 16 of the Securities and Exchange Act of 1934.

(2)     These columns reflect the ownership of outstanding Crown common stock as of March 31, 2004. The percentages are based on the total outstanding shares as of that date of 22,424,806. In addition to the outstanding common stock, as of March 31, 2004, Crown had outstanding: convertible debt, which can be converted into 10,485,714 shares of Crown common stock; warrants to acquire up to 13,380,953 shares of Crown common stock; and options to acquire up to 3,291,500 shares of Crown common stock.

(3)     This column reflects the number of shares of Crown common stock held assuming the conversion or exercise of all convertible debt, warrants and options held by the identified shareholder.

(4)     This column reflects the percentage ownership assuming the identified shareholder's shares in (3) above divided by all currently outstanding shares plus number of shares of Crown common stock that would be outstanding assuming the conversion or exercise of all convertible debt, warrants and options held by the identified shareholder.

(5)     This column reflects the percentage ownership assuming the conversion of all convertible debt, the exercise of all options, and the exercise of all warrants for cash, which would result in 49,582,974 shares of Crown common stock issued and outstanding.

(6)     Includes 965,491 shares held by Solitario Resources Corporation, which are subject to a voting agreement between Solitario and Zoloto.

(7)     Includes 1,733,866 shares beneficially held by Zoloto Investors, LP, of which Mr. Webster is the sole member of the general partner.

(8)     Includes 1,528 shares owned by Mr. Herald's spouse, of which Mr. Herald disclaims beneficial ownership.

(9)     Includes 3,057,143 shares available upon conversion of Crown 10% convertible secured notes and 3,057,143 shares available upon the exercise of warrants.

(10)     Includes 5,714,286 shares available upon conversion of Crown 10% convertible secured notes, and 5,714,286 shares available from the exercise of warrants and 7,079,777 shares beneficially owned by Solitario, subject to a voting agreement between Solitario and Zoloto.

(11)     Includes 571,429 shares available upon conversion of Crown 10% convertible senior notes and 571,429 shares available upon the exercise of warrants.

(12)     Includes 714,286 shares available upon conversion of Crown 10% convertible senior notes and 714,286 shares available upon the exercise of warrants.

(13)     Includes 419,048 shares available upon conversion of Crown 10% convertible secured notes and 419,048 shares available upon the exercise of warrants.

(14)     Includes 225,000 shares available upon exercise of Crown options and 19,276,724 shares beneficially owned by Zoloto, of which Mr. Webster is the sole member of the general partner.

(15)     Includes options to purchase 175,000 shares.

(16)     Includes options to purchase 850,000 shares.

(17)     Includes options to purchase 87,500 shares.

(18)     Includes options to purchase 225,000 shares.

(19)     Includes options to purchase 200,000 shares.

(20)     Includes options to purchase 530,000 shares.

(21)     Includes, in the aggregate, 8,771,429 shares available upon conversion of Crown convertible senior notes, 8,771,429 shares available upon the exercise of warrants and options to purchase 2,967,500 shares.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,379,000	$0.40	1,565,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,379,000	$0.40	1,565,000

Item 13. Certain Relationships and Related Transactions

Management and technical services agreement

          We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses; payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $351,000, for 2003, $499,000 for 2002 and $590,000 for 2001. We anticipate the management and technical services agreement will be terminated if our pending Merger with Kinross is completed.

Subordinated B Notes

          On February 21, 2003, Solitario invested $400,000 in Crown's Subordinated B Notes on the same terms and conditions as all other investors. On November 5, 2003 Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

Interest paid on Senior and Subordinated B Notes

          During 2003, Solitario and Zoloto owned $2,000,000 and $1,000,000, respectively of our Senior Notes. During 2003, we paid Zoloto $50,000 in cash and 427,397 shares of our common stock as interest on the Senior Note Zoloto owned. During 2003, we paid Solitario $25,000 in cash and 228,677 share of our common stock as interest on the Senior Notes Solitario owned. In addition we paid Solitario $10,000 in cash and 21,041 shares of our common stock as interest on the Subordinated B Note Solitario owned.

Stockholder and Voting Agreement

          As of March 31, 2004, the directors and executive officers of Crown and their affiliates owned 2,012,458 shares of Crown common stock, which represented approximately 9% of the outstanding shares of Crown common stock. Several directors and executive officers of Crown, and entities affiliated with these directors and officers, have entered into a stockholder and voting agreement with Kinross pursuant to which these directors and executive officers and other shareholders agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, the signers of the stockholder and voting agreement agreed to convert $3,000,000 of Senior Notes into 8,771,429 shares and hold options to acquire 1,917,500 shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares which would represent 40.7% of the then outstanding shares. Accordingly, as of March 31, 2004, assuming the conversion of all Senior Notes and exercise of the above options, the vote of approximately 8,097,143 additional shares of Crown common stock would be required to approve the merger based upon the outstanding shares plus the additional shares from the conversion of Senior Notes and exercise of the above options. See the section entitled "Agreements Relating to the Merger, The Stockholder and Voting Agreement."

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The following table summarizes the aggregate fees billed to Crown by Deloitte and Touche, LLP for the last two fiscal years ended December 31, 2003

	2003	2002
Audit Fees (1)	$91,000	$48,000
Audit related fees (2)	-	50,000
Tax fees	-	-
All other fees	-	-
Total	$91,000	$98,000

(1)     Fees billed for audit services in 2003 and 2002 consisted of:

     Audit of our annual financial statements.

     Reviews of our quarterly financial statements.

     Consent and other services related to Securities and Exchange Commission filings.

(2) Other audit fees relate to work performed in connection with our filing and emergence from bankruptcy.

          On an annual basis the Audit Committee approves the proposed audit services and the fees related thereto by our independent auditors in advance of the year of service in accordance with the pre-approval policy adopted by the Audit Committee. The Audit Committee considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has determined that the provision is compatible.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:
Consolidated Financial Statements
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2003, and December 31, 2002 (as restated)
Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2002 (as restated), and December 31, 2001 (as restated)
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, December 31, 2002 (as restated), and December 31, 2001 (as restated)
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 (as restated) and 2001(as restated)
Notes to Consolidated Financial Statements (as restated)

2.     Financial Statement Schedules

      Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3.     Exhibits

      The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

          On October 17, 2003 Crown reported it had entered into a letter of intent with Kinross whereby Kinross would acquire 100% of the outstanding shares of Crown at an exchange ratio of 0.2911 shares of Kinross for each share of Crown. On October 20, 2003 Crown filed an amended Form 8-K/A regarding the letter of intent with Kinross.

          On November 20, 2003 Crown reported it had signed a definitive agreement with Kinross on substantially the same terms in the letter of intent, as previously disclosed.

          On December 17, 2003 Crown reported it had completed a feasibility study on its Buckhorn Mountain Project, which was prepared by SRK consultants.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	April 14, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Christopher E. Herald		Principal Executive Officer and Director	April 14, 2004
Christopher E. Herald Chief Executive Officer

/s/ James R. Maronick		Principal Financial and Accounting Officer	April 14, 2004
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster

/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Christopher M. Harte		the Board of	April 14, 2004
Christopher M. Harte		Directors

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

10.10	Crown 2002 Stock Incentive Plan approved pursuant to Crown's Disclosure Statement and Plan of Reorganization and forms of option grant *

10.11	First and Second amendments to the Change in Control Agreement between Christopher Herald and Crown dated February 15, 2002 and March 22, 2002, respectively.*

10.12	First and Second amendments to the Change in Control Agreement between Mark E. Jones and Crown dated February 15, 2002 and March 22, 2002, respectively.*

10.13	First and Second amendments to the Change in Control Agreement between James R. Maronick and Crown dated February 15, 2002 and March 22, 2002, respectively.*

11	Statement regarding computation of per share earnings.

14.1	Crown Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer dated March 17, 2004.

21.1	Subsidiaries of the registrant.

21.2	Separate financial statements of Solitario Resources Corporation

23.1	Consent of Deloitte & Touche, LLP

23.2	Consent of Deloitte & Touche, LLP

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11

CROWN RESOURCES CORPORATION

Statement Re: Computation of Per Share Earnings

(in thousands, except per share amounts)

                                        BASIC EARNINGS PER SHARE:

(in thousands except per share amounts)	December 31,	December 31,	December 31,
Shares:	2003	2002	2001
Outstanding at beginning of year	3,851	2,911	2,911
Cancelled as part of the Plan of Reorganization	-	(67)	-
Issued during the year	18,470	1,007	-
Outstanding at end of year	22,321	3,851	2,911

Weighted average number of shares outstanding during the year, net of treasury stock	6,575	3,207	2,911
Net gain (loss) for year	$(2,989)	$2,091	$(2,098)
Basic income (loss) per common share	$ (0.45)	$ 0.65	$ (0.72)

                                        DILUTED EARNINGS PER SHARE:

(in thousands except per share	For the year ended December 31
amounts)	2003	2002	2001
Net income (loss)	$(2,989)	$2,091	$(2,098)
Effect of Dilutive Securities:
Convertible debentures	-	-	-
Options	-	-	-
Diluted net income	$(2,989)	$2,091	$(2,098)
Shares:
Basic weighted average shares outstanding, net of treasury stock	6,575	3,207	2,911
Effect of Dilutive Securities:
Convertible debentures	-	16,631	-
Options	-	79	-
Diluted weighted average shares outstanding, net of treasury stock	6,575	19,917	2,911
Basic earnings per share	$(0.45)	$0.65	$(0.72)
Diluted earnings per share	$(0.45)	$0.10	$(0.72)

Exhibit 21.1

CROWN RESOURCES CORPORATION

Schedule of Subsidiaries

December 31, 2003

          Crown Resource Corp. of Colorado (100%, incorporated in Colorado)

                Solitario Resources Corporation (formerly Crown Minerals Corp.) (38.7%-owned subsidiary of Crown Resource Corp. of Colorado, incorporated in Colorado)

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