Form 10-Q
period 2004-03-31
CROWN RESOURCES CORP
filed 2004-05-18
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004

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
(303) 534-1030
Registrant's telephone number, including area code

84-1097086 (I.R.S. Employer Identification No. 80033 (Zip Code)

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

          There were 22,424,806 shares of $0.01 par value common stock outstanding as of May 10, 2004.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1    Unaudited Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3    Quantitative and Qualitative Discussions about Market Risk

Item 4    Controls and Procedures

PART II - OTHER INFORMATION

Item 1    Legal Proceedings

Item 2    Changes in Securities

Item 3    Defaults Upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

Page 14 21 21 23 23 23 23 23 23 24

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share and per share amounts)	March 31, 2004	December 31, 2003
Assets

Current assets:
  Cash and cash equivalents
  Restricted short-term investments
  Marketable equity securities available for sale, at fair value
  Receivable from Solitario Resources Corporation
  Prepaid expenses and other
    Total current assets

	$ 1,554 23 290 53 53 1,973	$ 2,365 22 190 25 23 2,625
Mineral properties Mineral interests, net Other assets: Investment in Solitario Resources Corporation Other Total other assets	8,820 21,101 1,963 152 2,115 $ 34,009	8,678 20,982 2,004 157 2,161 $ 34,446

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable
  Accrued liabilities
  Current portion of long-term debt
  Accrued interest payable
      Total current liabilities
Long-term liabilities:
  Convertible senior notes payable, net of discounts
  Convertible senior notes payable, related party, net of discounts
  Long-term note payable
  Asset retirement obligation
  Deferred income taxes
      Total long-term liabilities

	$ 79 16 49 76 220 280 112 39 21 3,186 3,638	$ 378 40 49 76 543 226 91 36 21 3,285 3,659
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding
  Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 22,424,806 and 22,321,306 at March 31,
     2004 and December 31, 2003, respectively
  Additional paid-in capital
  Treasury stock, 362,832 and 373,191 shares at March 31, 2004 and
     December 31, 2003, respectively
  Unearned compensation
  Accumulated deficit
  Accumulated other comprehensive income
      Total stockholders' equity

	- 224 56,650 (298) (1,420) (25,074) 69 30,151 $34,009	- 223 57,177 (306) (2,149) (24,717) 16 30,244 $ 34,446

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)	Three months ended March 31, 2004 2003 (as restated, see Note 8)

Costs, expenses and other:
  Exploration expense
  Depreciation and amortization
  General and administrative
  Variable option compensation expense
  Interest income
  Equity in loss of Solitario Resources Corporation
  Other
Loss before income taxes
Income tax benefit
Net loss

	4 3 283 55 (5) 202 - (542) 185 $ (357)	- 3 133 416 (5) 100 (7) (640) 217 $ (423)
Basic and diluted net loss per common share	$(0.02)	$(0.10)
Weighted average number of common shares basic and diluted	21,989	4,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)	Three months ended March 31, 2004 2003 (as restated, see Note 8)

Operating activities:

Net loss
Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization
  Equity in loss of Solitario Resources Corporation
  Variable option compensation expense
  Deferred income taxes
Changes in operating assets and liabilities:
  Prepaid expenses and other
  Accounts payable and other current liabilities
        Net cash used in operating activities

	$ (357) 3 202 55 (185) (58) (323) (663)	$ (423) 3 100 416 (217) 4 (257) (374)
Investing activities: Additions to mineral properties Additions to mineral interests Decrease (increase) in other assets Net cash used in investing activities	(119) (64) - (183)	(265) - 30 (235)

Financing activities:
  Proceeds from exercise of stock options
  Proceeds from issuance of Subordinated B notes
        Net cash provided by financing activities
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period

	35 - 35 (811) 2,365 $1,554	- 2,705 2,705 2,096 1,033 $3,129
Supplemental disclosure of cash flow information: Non-cash transactions: Non-cash interest capitalized	$ 78	$ 412

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Significant Accounting Policies

General

          The accompanying condensed consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three months ended March 31, 2004 and 2003 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Business

          Crown Resources Corporation and its subsidiaries ("Crown") engage principally in the acquisition, exploration and development of mineral interests, which presently exist in the western United States. Crown indirectly holds properties in Latin America through Solitario Resources Corporation ("Solitario"), of which Crown owns 9,633,585 shares of Solitario common stock or 37.6% as of March 31, 2004. Crown's operations constitute a single business segment.

          Crown has historically derived its revenues principally from interest income and the option and sale of property interests.

          On November 20, 2003 Crown executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation, as more fully described in Note 2 (the "Merger"). The Merger is subject to the approval of Crown's shareholders and customary closing conditions. Crown currently has no source of recurring revenue and Crown anticipates any future recurring revenue would only occur after the successful development of its Buckhorn Mountain Project. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond the control of Crown. Crown cannot provide any assurance that the Merger with Kinross will be completed as planned, or that it will be able to successfully permit and develop the Buckhorn Mountain Project in the event the Merger is not completed. Crown intends to distribute substantially all of the 9,633,585 shares of Solitario's common stock to the shareholders of Crown in anticipation of closing the Merger with Kinross.

          Crown currently has limited financial resources and, accordingly is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross. Unless Crown is successful in these objectives, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and Crown cannot provide assurance that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through 2005.

Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those option grants using variable plan accounting as of July 2000. The Plan of Reorganization (the "Plan") filed in connection with Crown's bankruptcy in 2002 (see Note 2 below) rejected both the 1991 Plan and the 1988 Plan and all option awards were canceled. The Plan approved Crown's 2002 Stock Incentive Plan (the "2002 Plan"). In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." During the first quarter of 2004, Crown recorded $55,000 of compensation expense related to the intrinsic value of these options awards. During the first quarter of 2003, Crown recorded $416,000 of compensation expense related to the intrinsic value of option awards. As of March 31, 2004 and December 31, 2003, Crown had recorded $1,420,000 and $2,149,000, respectively, of unearned compensation expense related to the intrinsic value of these variable plan accounting options.

          Crown computes pro forma information as if Crown had accounted for its stock options under the fair value method of SFAS No. 148 and SFAS No. 123. There were no options awards granted, modified or settled during the first quarter of 2004 or 2003. The following pro forma information is provided for the fair values of options outstanding during these periods.

(in thousands, except per share amounts)	For the three months ended March 31, 2004 2003 (as restated, see Note 8)

Net loss as reported
Add: Stock-based compensation expense included in reported    net loss, net of related tax effects
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards, net     of related tax effects
Pro forma net loss
Basic and diluted net loss per share:
   As reported
   Pro forma

	$(357) 36 (32) $(353) $(0.02) $(0.02)	$(423) 275 (32) $(180) $(0.10) $(0.04)

Net Loss Per Common Share

          The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the three months ended March 31, 2004 and 2003 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive.  As of March 31,2004 Crown had notes convertible into 10,485,714 common shares and warrants which could be exercised for 13,380,953 common shares and stock options which could be exercised for 3,292,500 shares or a total of 27,159,167 equivalent dilutive securities that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations, as they are antidilutive. The calculation of basic and diluted earnings per share is presented below:

(in thousands except per share amounts)	For the three months ended March 31,
2004 2003 (as restated, see Note 8)
Net loss Shares: Weighted average shares outstanding outstanding basic and diluted, net of treasury stock Basic and diluted net loss per common share	$ (357) 21,989 $(0.02)	$ (423) 4,303 $(0.10)

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to issues that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Crown will reclassify all of its mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in our balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production upon adoption of EITF 04-2.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have an effect on Crown's financial position or results of operations.

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3") which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset is impaired. The consensus reached by the EITF should be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. Crown does not expect that the adoption of EITF No. 04-3 will have a material impact on its financial position, results of operations, or cash flows.

2. Merger Agreement

          On November 20, 2003, Crown executed the Merger Agreement with Kinross whereby each of the outstanding shares of common stock of Crown will be exchanged for 0.2911 shares of Kinross common stock at closing (the "Merger"). The Merger is subject to the approval of two thirds of Crown's shareholders and customary closing conditions. Until the Merger is completed, Crown is required to operate its business in the ordinary course, and is restricted from engaging in certain significant business and financing transactions, or changes in corporate structure.

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

          The Merger Agreement may be terminated by either party if the transaction has not been consummated by September 30, 2004 subject to certain conditions, by mutual written consent, or upon the failure of Crown to obtain the approval of its shareholders. Both Crown and Kinross may also terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement. Should Crown fail to complete the Merger as a result of receiving a superior proposal within six months of the date of the Merger Agreement, Crown will be obligated to pay Kinross a termination fee of $2.0 million plus Kinross' documented, reasonable third-party, out-of-pocket expenses in connection with the Merger Agreement. Crown has further agreed to use its commercially reasonable efforts to amend or redeem its outstanding convertible notes prior to the effective date of the Merger.

3.     Corporate Reorganization

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

          The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of CRC at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of CRC common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at Crown's election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured Notes were converted into shares of Crown common stock. See Note 4.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of May 12, 2004, $245,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $16,000 in cash, 93,333 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 87,111 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 93,333 shares of Crown common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to Crown.

4.     Long term Debt

Senior Notes

          In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). The Senior Notes are secured by all of the assets of Crown on a pari-passu basis with the Secured Notes. The assets consist primarily of Crown's interest in the Buckhorn Mountain Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado, whose assets consist primarily of a 37.6% equity interest in Solitario Resources Corporation ("Solitario").

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

          On the date of issuance, the warrants described above had an estimated value of $379,000, which was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This warrant discount is being amortized over the life of the Senior Notes and charged as capitalized interest costs, using the effective interest method

          Under generally accepted accounting principles, any intrinsic value of the conversion feature (market price of the stock less the effective conversion price) of the Senior Notes, commonly known as a beneficial conversion feature, must also be recorded as a discount to the Senior Notes. On the date of issuance, there was no intrinsic value associated with the conversion feature of the Senior Notes and no discount was recorded thereon. However, when the Bankruptcy Court approved the Plan of Crown on May 30, 2002, the terms of the Senior Notes were effectively changed, since the conversion price remained unchanged despite a 1 for 5 reverse split of Crown's common stock as required by the Plan. Based upon these revised terms, the intrinsic value of the conversion feature of the Senior Notes as of their issuance date was $3,221,000. Effective May 30, 2002, this amount has been recorded as a discount to the Senior Notes and credited to additional paid-in capital. This conversion feature discount is being amortized over the remaining life of the Senior Notes and charged as capitalized interest cost.

          A summary of the Senior Notes at March 31, 2004 is as follows:

2004
	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes Unamortized warrant discount Unamortized conversion feature discount Senior Notes balance	$1,000,000 (58,000) (830,000) $ 112,000	$ 2,600,000 (142,000) (2,178,000) $ 280,000	$3,600,000 (200,000) (3,008,000) $ 392,000

          A summary of the Senior Notes at December 31, 2003 is as follows:

2003
	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes Unamortized warrant discount Unamortized conversion feature discount Senior Notes balance	$1,000,000 (64,000) 845,000) $ 91,000	$ 2,600,000 (156,000) (2,218,000) $ 226,000	$ 3,600,000 (220,000) (3,063,000) $ 317,000

Secured Notes

          As discussed above in Note 3, Crown issued $2,000,000 in 10% convertible Secured Notes as part of the coprporated reorganization. The Secured Notes carried a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Secured Notes were convertible into Crown common shares at $0.35 per share. The Secured Notes were secured by all of the assets of Crown on a pari-passu basis with the Senior Notes. Crown recorded a discount to the Secured Notes for the intrinsic value of the conversion feature on May 30, 2002 of $1,257,000 and credited additional paid-in capital for that amount. This conversion feature discount was being amortized over the remaining life of the Secured Notes as of May 30, 2002 and charged as capitalized interest cost.

          On November 21, 2003 the Secured Notes were called for redemption, and all but $6,000 of outstanding Secured Notes were converted into 5,679,142 shares of Crown common stock as of December 31, 2003, with the remainder being redeemed for cash. The remaining unamortized discount of $940,000 was charged to capitalized interest cost during 2003 upon conversion of the Secured Notes.

Subordinated Notes

          As discussed above in Note 3, Crown issued $4,000,000 in 10% convertible Subordinated Notes as part of the corporate reorganization. The Subordinated Notes carried a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at election of Crown. The Subordinated Notes were convertible into Crown common shares at $0.75 per share.

          In October 2003 and November 2003 a total $839,331 of Subordinated Notes was converted into 1,119,108 shares of common stock prior to the automatic conversion on November 5, 2003. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

Subordinated B Notes

           On February 21, 2003, Crown issued $2,705,000 of 10% Convertible Subordinated Promissory Notes due 2006, Series B (The "Subordinated B Notes"). The Subordinated B Notes were convertible into common stock of Crown at $0.75 per share. There was no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price at issuance. The Subordinated B Notes paid interest at 10% in stock or cash at Crown's option, and mature in October 2006. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors.

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

Keystone Note

          In July 2001, as part of the termination of its joint venture on the Buckhorn Mountain Project with Newmont Mining Corporation, Crown assumed a note with a face value of $250,000 due February 22, 2002 (the "Keystone Note"). Crown recorded the Keystone Note at its discounted fair value of $237,000. On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the Keystone Note $30,000 and extending the term of the Keystone Note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. As a result of this amendment to the terms of the Keystone Note, Crown recorded a discount of $41,000 to its recorded value of the Keystone note for the present value of the remaining payments, and other income of the same amount. This discount is being amortized to capitalized interest cost over the remaining term of the note. Crown recorded capitalized interest cost of $3,000 during the first three months of 2004 and 2003 which represented amortization of its discount on the Keystone note. At March 31, 2004 and December 31, 2003, the current portion of the Keystone Note was $49,000.

Interest

          Interest costs are capitalized on mineral property and mineral interest in development. Interest is capitalized by applying a weighted average interest rate to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized all of its interest costs of $412,000 and $168,000 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003 a total of $14,297,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral property at the Buckhorn Mountain Project.

          Crown may pay interest on the Senior Notes in cash or Crown common shares, at its election, and prior to their conversion, could pay interest on the Secured Notes, the Subordinated Notes and the Subordinated B Notes in cash or Crown common shares, at its election. Crown accrues interest at the nominal rate of 10% during the period the notes are outstanding. For interest paid in Crown common shares, capitalized interest cost is adjusted on the interest payment date to the market value of the common shares issued on that date.

          Crown recorded the following amounts to capitalized interest cost related to long-term debt:
Three months ended March 31,
2004			2003

(in thousands)

Notes:
  Stated interest
  Warrant discount amortization
  Beneficial conversion feature
     discount amortization
  Increase (decrease) in
     interest cost from shares
     issued for interest
Total capitalized interest cost

Senior Notes $ 90 19 56 - $165	Keystone Note $ - - 3 - $ 3	Total $ 90 19 59 - $168	Senior Notes $ 89 18 21 54 $182	Secured Notes $ 49 - 49 29 $127	Subor- dinated Notes $ 99 - - (27) $ 72	Subor- dinated B Notes $ 28 - - - $ 28	Keystone Note $ - - 3 - $ 3	Total $265 18 73 56 $412

          For the quarters ended March 31, 2004 and 2003, interest income of $5,000 has been recorded in Crown's consolidated statements of operations.

          Future minimum payments

          The following presents the future minimum payments on long-term debt:
(in thousands) Senior Notes Keystone Note Total payments	2004 $ - 50 $ 50	2005 $ - 50 $ 50	2006 $3,600 - $3,600	Total $3,600 100 $3,700

5.          Investment in Solitario Resources Corporation:

          Crown accounts for its investment in Solitario under the equity method of accounting. The fair value, based on the quoted market price, of Crown's 9,633,585 shares of Solitario common stock was approximately $13,410,000 and $13,198,000 at March 31, 2004 and December 31, 2003, respectively. Condensed financial information of Solitario is as follows:

Balance Sheets
(in thousands)	As of March 31, 2004	As of December 31, 2003

Assets
Current assets
Mineral interests, net
Investment in Crown warrant, at fair value
Note receivable from Crown
Other
  Total assets
Liabilities and stockholders' equity
Current liabilities
Deferred income taxes
Stockholders' equity
  Total liabilities and stockholders' equity

	$ 3,879 2,707 4,796 943 6 $12,331 $ 620 163 11,548 $12,331	$ 3,993 2,760 5,591 937 7 $13,288 $ 763 591 11,934 $13,288

Statements of Operations (in thousands)	Three months ended March 31, 2004 2003
Unrealized (loss) gain on derivative instruments Other costs and expenses Deferred tax benefit Net (loss) income	$ (795) (529) 378 $ (946)	$ 612 (242) - $ 370

          The following is a reconciliation of Solitario's reported stockholders' equity to amounts reported by Crown as its investment in Solitario:
(in thousands)	As of March 31, 2004	As of December 31, 2003

Solitario stockholders' equity, as reported
Adjustments:
  Less Solitario's book value of Crown securities, recorded as treasury stock
  Less Solitario's other comprehensive income, related to gains on
     Crown common stock, net of $491 and $607 of tax at March
      31, 2004 and December 31, 2003, respectively
  Less Solitario's unrealized gain on derivative instruments, related to gain on Crown warrants, net of $162 and $669 of tax at
      March 31, 2004 and December 31, 2003, respectively
Solitario adjusted stockholder's equity
Crown percentage ownership
Crown's investment in unconsolidated subsidiary

	$11,548 793 1,008 4,524 5,223 37.6% $1,963	$11,934 793 1,144 4,812 5,185 38.7% $2,004

          The following is a reconciliation of Solitario's reported net loss to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	Three months ended March 31, 2004 2003

Solitario net (loss) income as reported
Adjustments:
  Solitario's derivative losses (gains) recorded in its statement of operations for its holdings of Crown warrants, net of $378 of tax in 2004
Solitario adjusted loss
Crown weighted average percentage (1)
Crown's equity in loss of unconsolidated subsidiary

	$ (946) 417 (529) 38.1% $ (202)	$370 (612) (242) 41.2% $ (100)

(1) The weighted average interest of Crown in Solitario's net loss for the three months ended March 31, 2004 reflects the dilution of Crown's ownership interest resulting from Solitario's sale of its common stock upon the exercise of options. These transactions reduced Crown's investment in Solitario from 38.7% as of December 31, 2003 to 37.6% as of March 31, 2004.

          For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses, Crown has excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

          During the three months ended March 31, 2004, holders of Solitario options exercised options for a total of 709,000 Solitario common shares. The additional shares reduced Crown's percentage ownership of Solitario to 37.6% at March 31, 2004 from 38.7% at December 31, 2003. Crown's proportionate interest in this issuance of Solitario shares , net of taxes, has been recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital.

          On October 8, 2003 Crown announced that it intends to distribute its holdings of 9,633,585 shares of Solitario's common stock prior to the completion of the proposed Merger with Kinross. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by Crown be held in escrow pursuant to an escrow agreement (the "Escrow Agreement") to, among other things, prevent Crown from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to Crown pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, Solitario's disinterested shareholders (which excluded Solitario's officers, directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. The release enables Crown to distribute substantially all of the 9,633,585 shares of Solitario's common stock to the shareholders of Crown in anticipation of closing the Merger with Kinross. No fractional shares will be issued, however Crown will make cash payments in lieu of fractional shares based upon the market price of Solitario shares on the record date of the distribution. Crown plans to retain any shares not distributed as fractional shares. Crown estimates the total number of Solitario shares from undistributed fractional shares will be less than 1,000 shares.

6.     Comprehensive Income

The following represents comprehensive income (loss) and its components:
(in thousands)	Three months ended March 31, 2004 2003
Net loss as reported Net unrealized gain (loss) on marketable equity securities, net of tax expense (benefit) of $27,000 and $(17,000) in 2004 and 2003, respectively Comprehensive income (loss)	$(357) 53 $(304)	$(423) (32) $(455)

7.     Related Party Transactions

          At March 31, 2004 Crown owned 37.6% of Solitario. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $89,000 and $97,000 for the three months ended March 31, 2004 and 2003, respectively.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by Crown. The proceeds from the first Senior Note (the "Solitario Note") of $350,000 were delivered to Crown. The proceeds from the second Senior Note of $650,000 were placed in escrow pending the outcome of Crown's voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. The plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on the effective date of the Bankruptcy, June 11, 2002. The independent Board members of Crown and Solitario approved the transaction. The terms of the transaction on the second Solitario Note were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. During the first quarter of 2004, Solitario was paid $25,000 in cash as interest income under the Senior Notes and during the first quarter of 2003 Solitario was paid 77,063 Crown shares as interest income under the Senior Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gives Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006. The second warrant gives Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount is being amortized over the life of the Senior Notes as additional interest income. The fair value of the warrants, based upon a quoted bid price, was $4,796,000 and $5,091,000 at March 31, 2004 and December 31, 2003, respectively. Solitario recognizes any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. Solitario recorded a loss on derivative instruments related to a decrease in the value of the warrants of $795,000 during the first quarter of 2004 and a gain on derivative instruments related to an increase in the value of the warrants of $612,000 during the first quarter of 2003.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote their Crown shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates June 25, 2006. As of March 31, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of the outstanding shares of Crown. As of March 31, 2004, Solitario owned 965,491 shares of Crown common stock, from automatic conversion of its Subordinated B Notes and received as interest on its Senior and Subordinated B Notes, Solitario has warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of the Senior Notes.

          On February 21, 2003, Solitario invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (the "Subordinated B Notes"). The Subordinated B Notes were convertible into common stock of Crown at $0.75 per share. The Subordinated B Notes paid interest at 10% in stock or cash at Crown's option, and would have matured on October 19, 2006, the same date as Crown's Senior Notes. Solitario's investment was on the same terms as all other investors. On November 5, 2003, Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

          As of March 31, 2004 Solitario owns 965,491 shares of Crown common stock. The directors and executive officers of Crown and their affiliates, including Solitario, owned 2,012,458 shares of Crown common stock, which represents approximately 9% of the outstanding shares of Crown common stock at March 31, 2004. Solitario has entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, the Signatories agreed to convert $3,000,000 of Senior Notes into 8,771,429 Crown shares and hold options to acquire 1,917,500 of Crown shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares, which would represent 36.5% of the then outstanding shares.

8.     Restatement

          Subsequent to the issuance of Crown's unaudited condensed consolidated financial statements for the quarter ended March 31, 2003, Crown determined it had not properly (i) capitalized interest costs related to the development of its Buckhorn Mountain Project; (ii) recorded Crown's equity interest in certain adjustments made by Solitario required by SFAS No. 142; and (iii) recorded a gain on the restructuring of its Keystone Note as a discount to be amortized over the remaining life of the Keystone Note when the note was renegotiated in December 2001, as discussed below.

(i)      Crown's Buckhorn Mountain Project has been in development since Crown acquired the project in 1989. Since August 1991 Crown has been incurring interest costs on long-term debt, which had not been capitalized as required by Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS No. 34"). SFAS No. 34 requires capitalization of interest costs utilizing a weighted average rate on outstanding debt and applying that rate to the average outstanding balance of capitalized costs on projects in development, up to the total interest cost for the period.

(ii)      Subsequent to the issuance of Solitario's unaudited consolidated financial statements for the quarter ended March 31, 2003, Solitario determined that it had not properly adopted the provisions of SFAS No. 142 in relation to the classification of assets as intangible mineral interests, and had not recorded the related amortization of those intangible assets and that Solitario had capitalized certain costs that should have been expensed as incurred.

(iii)      During 2003, Crown determined that it should have accounted for the renegotiation of the Keystone Note as a debt extinguishment and recognized a gain it its 2001 statement of operations, to the extent of the difference between the present value of the Keystone Note payments before and after the renegotiation and amortize that discount to interest cost over the remaining term of the note.

          As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION
(in thousands except per share amounts)	Three months ended March 31, 2003 As previously reported As restated
Costs and expenses:
Interest expense	$ 409	$ -
Equity in loss of Solitario Resources Corporation	52	100
Loss before income tax	(1,001)	(640)
Income tax benefit	340	217
Net loss	(661)	(423)

Basic and diluted loss per share	$ (0.15)	$ (0.10)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Crown for the years ended December 31, 2003, 2002 and 2001, and Management's Discussion and Analysis contained in Crown's Annual Report on Form 10-K for the year ended December 31, 2003. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future periods.

          As discussed in Note 8 to the consolidated financial statements, our financial statements for the three months ended March 31, 2003 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

(a.) Business Overview

          We are a precious metals exploration company operating in the western United States. As of March 31, 2004, we owned 37.6% of Solitario Resources Corporation ("Solitario"). Our investment in Solitario is accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia and Peru.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of March 31, 2004, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions.

          On October 8, 2003 we announced that we would be distributing our holdings of 9,633,585 shares of Solitario's common stock other than fractional shares (the "Spin-off"), which are estimated to be less than 1,000 shares. We plan to distribute substantially all of our shares of Solitario's common stock to our shareholders prior to closing the Merger with Kinross.

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

          The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of CRC at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of CRC common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at our election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured notes were converted into shares of our common stock.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of May 12, 2004, $245,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $16,000 in cash, 93,333 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 87,111 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 93,333 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

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

          Three months ended March 31, 2004 compared to March 31, 2003

          For the three months ended March 31, 2004 we had a net loss of $357,000, or $0.02 per share, compared to net loss of $423,000, or $0.10 per share for the three months ended March 31, 2003. The decrease in the net loss per share in 2004 is primarily due to the additional shares outstanding related to the debt conversion and warrant exercises in the fourth quarter of 2003. The reduction in the net loss in 2004 primarily related to a reduction in variable option compensation expense, which in turn is directly affected by changes in the underlying price of our common shares. This reduction in variable option compensation expense was partially offset by increases in general and administrative costs, associated with our Kinross merger related costs and an increase in our equity in the loss of Solitario during the three months ended March 31, 2004 compared to the same period in the prior year. Each of these items are discussed in more detail below.

          Exploration expense during the first three months of 2004 related to certain property tax and option payments. There were no similar payments during the first three months of 2003.

          General and administrative expenses increased significantly to $283,000 in the first three months of 2004 from $133,000 in the same period of 2003, primarily as a result of increased professional services fees for legal and accounting related to our pending merger with Kinross. Legal and accounting costs were $149,000 and $51,000, respectively, in the first three months of 2004 compared to $21,000 and $18,000, respectively, in the first three months of 2003. Amounts charged to Solitario for management fees during the first quarter of 2004 decreased to $89,000 from $97,000 in the first three months of 2003 primarily as a result of reduced activity in Solitario, compared to the prior year. Other general and administrative costs, including salaries and other personnel related costs, were comparable during the first quarter of 2004 and 2003. If our pending Merger with Kinross is not completed we expect our 2004 full-year general and administrative costs to be comparable to 2003 as a result of ongoing professional service costs related to the Merger, which we have incurred during the first three months of 2004 and the last three months of 2003.

          Variable option compensation expense decreased significantly to $55,000 in the first quarter of 2004 compared to $416,000 in the same period of 2003, primarily as a result of an decrease in the intrinsic value of stock options due to a decrease in the value of our common stock from $2.58 per share at December 31, 2003 to $2.26 per share at March 31, 2004. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. Upon exercise, variable plan option expense is recorded for the intrinsic value of the option on the date of exercise. If our pending Merger with Kinross is not completed, unless there is a similar or greater increase in the market price of our stock in 2004 compared to 2003, we would expect our variable option expense to be less in 2004 than in 2003. If the market price of our stock declines during the remainder of 2004 from the March 31, 2004 market price of $2.26 per share, we would record a credit to expense for the change in the intrinsic value.

          Our equity in the loss of Solitario was $202,000 in the first three months of 2004, compared to $100,000 in the same period of 2003. The decrease resulted from Solitario's increase net exploration expense, higher general and administrative costs, and decreased interest income during 2003. Solitario's increased net exploration expense related to the majority of Solitario's exploration costs on its Pedra Branca Project in Brazil being paid by its joint venture partner on the Project. Solitario's net exploration cost increased from $9,000 in the first three months of 2003 to $193,000 in the first three months of 2004. In addition in 2004, Solitario also focused some of its exploration efforts in the first three months of 2004 on newly-acquired projects which also contributed to the increase in the first three months of 2004 compared to the same period of 2003. Additionally, Solitario had higher general and administrative costs, which were $176,000 in the first quarter of 2004 compared to $76,000 in the first quarter of 2003 as a result of increased legal and accounting costs related to Solitario's filing of its Form 10 registration statement with the United States Securities and Exchange Commission. If our distribution of our holdings of Solitario common stock is not completed, we expect our 2004 equity in loss of Solitario to be comparable to 2003.

          We recorded an income tax benefit of $185,000 in the first quarter of 2004 compared to an income tax benefit of $217,000 during the same period of 2003. The change was related to the level of pre-tax income in both periods. Although we expect the Spin-off of our interest in Solitario to our stockholders to be a taxable transaction, we anticipate this will not result in current tax due to the utilization of net operating losses. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

(e.) Liquidity and Capital Resources

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

          Three months ended March 31, 2004 compared to March 31, 2003

          Net cash used in operating activities increased to $663,000 in the first three months of 2004 compared to $374,000 in the first three months of 2003. The primary reason for the increase was an increase in professional services costs at the end of the year related to the our pending Merger with Kinross. Legal and accounting costs were $200,000 in the first quarter of 2004 compared to $39,000 in the first three months of 2003. Additionally we reduced our accounts payable and accrued liabilities by $299,000 during the first quarter of 2004 compared to $257,000 in the same period of 2003 and increased our prepaid expenses by $58,000 in the first quarter of 2004 compared to a decrease of $4,000 in the same period of 2004, which, when combined with the increased legal and accounting expense, accounted for the majority of the increased use of cash in the first quarter of 2004 over the same period of 2003. If our pending Merger with Kinross is not completed we would expect our 2004 cash used in operating activities to be comparable to 2003, as a result of ongoing professional services costs in 2004 which have been incurred during the first quarter of 2004 and the last quarter of 2003.

          Net cash used in investing activities decreased to $183,000 in the first three months of 2004 compared to $235,000 during the first three months of 2003 as a result of our increased efforts at the Buckhorn Mountain Project during the first quarter of 2003. During the first three months of 2003 we expended $265,000 on non-interest costs in development of our Buckhorn Mountain Project compared to $93,000 during the same period of 2004. The expenditures during 2003 included $78,000 for work performed to analyze on-site milling and tailings facilities, $31,000 for study of our underground mining plan and $40,000 related to completion of a drilling program, all three of which were necessary to complete the Buckhorn Mountain Project feasibility study, which was prepared by Steffen Robertson and Kirsten, an independent mining an consulting firm ("SRK") during 2003. We capitalized interest paid in cash during the first quarter of 2004 of $168,000 compared to no capitalized interest paid in cash during the first quarter of 2003, as all interest costs during the first quarter of 2003 were related to a combination of amortization of note discounts of $90,000 and shares of our common stock issued as interest of $322,000. If our pending Merger with Kinross is not completed, we expect our 2004 net cash used in investing activities to increase compared to 2003 as we have budgeted approximately $1,400,000 for permitting and development at our Buckhorn Mountain Project in 2004.

          All interest costs, including non-cash interest costs, for the three months ended March 31, 2004 and 2003 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $168,000 and $412,000 for the three months ended March 31, 2004 and 2003, respectively. Interest costs decreased significantly during the first quarter of 2004 compared to 2003 as a result of the conversion of our Subordinated, Subordinated B and Secured Notes at the end of 2003. Additionally, we recorded $56,000 of capitalized interest costs during the first three months of 2003 related to the issuance of shares of our common stock as interest at market prices above the conversion price, which is charged as interest cost, and there were no similar charges in the first quarter of 2004, as we paid all our interest costs in cash during 2004. We recorded discount amortization charges (to capitalized interest) of $78,000 and $90,000 in the three months ended March 31, 2004 and 2003, respectively. If our pending Merger with Kinross is not completed, we would expect our interest costs to significantly decline for the full year for 2004 from 2003 as a result of conversion of our Secured, Subordinated and Subordinated B notes. In addition, because of an improvement in our cash position, we anticipate continuing to pay our 2004 interest on our remaining Senior Notes in cash rather than shares of our common stock, if the market price of our common stock is above the conversion and interest price of $0.35 per share in the Senior Notes.

          Net cash provided by financing activities during the first three months of 2004 was $35,000, related to proceeds from the exercise of options compared to cash provided of $2,705,000 in the same period of 2003 resulting from the issuance of the $2,705,000 Subordinated B Notes in February 2003. If our pending Merger with Kinross is not completed, we do not expect 2004 to have any significant cash provided from financing activities as we do not expect similar note conversions or warrant exercises, such as those that occurred in 2003, and we have no 2004 planned financing activities.

(f.) Contractual obligations and planned expenditures

          We have budgeted $1,400,000 for permitting and development expenditures in 2004, which will be fully expended by us only if our pending Merger with Kinross is not completed. The bulk of these costs will be for completion of a supplemental draft environmental impact statement related to the currently filed amended plan of operations for the Buckhorn Mountain Project. This plan assumes the ores from the Buckhorn Mountain Project will be trucked to Kinross' Kettle River Mill and will be processed in accordance with our toll milling agreement with Kinross. Additionally, we will pay certain maintenance and legal expenses to maintain our interest in the Buckhorn Mountain Project. The capital costs of the Buckhorn Mountain Project, through initial production, are currently estimated to be approximately $32.6 million, assuming the toll milling discussed above. If the pending Merger is not completed, we will require significant new financial resources in order to develop the Buckhorn Mountain Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms.

          Future contractual obligations and cash commitments at March 31, 2004 include the payment of: Senior Notes, long-term debt, unpatented mining claim payments, and operating leases, as follows:
(in thousands) Senior Notes Long-term debt Unpatented mining claim payments [1] Asset retirement obligation Operating leases Total commitments	2004 $ - 50 17 - 30 $ 97	2005 $ - 50 17 - 39 $ 106	2006 $3,600 - 17 - 20 $3,637	2007 $ - - 17 - - $ 17	2008+ $ - - 17 60 - $ 77	Total $3,600 100 85 60 89 $3,934

1 Assumes continued payment of mining claim payments on existing mineral properties.

          We will need additional financial resources to pay the principal of our Senior Notes when due in 2006. There can be no assurance that we will be able to obtain the necessary financial resources.

          Cash and cash equivalents amounted to $1,554,000 at March 31, 2004. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at March 31, 2004 was $1,753,000.

(g.) Related party transactions

          At March 31, 2004, we owned 37.6% of Solitario. We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by us for services at 25% of our corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses us for direct out-of-pocket expenses. These allocations are based upon estimated time and expenses spent by our management and employees on both our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days.

          Effective with the completion of the spin-off and assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and Solitario will contract directly with our management and directly pay all administrative expenses. If the spin-off is completed and we terminate the Management Agreement, Solitario has estimated its annual general and administrative costs would be approximately $400,000 to $500,000 higher after the spin-off as a result of increases in salaries and benefits, rent, audit and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Solitario.

          Christopher E. Herald, and Mark E. Jones, III are directors of both us and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. We do not anticipate any changes in these positions as a result of the spin-off. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by us. The proceeds from the first Senior Note (the "Solitario Note") of $350,000 were delivered to us. The proceeds from the second Senior Note of $650,000 were placed in escrow pending the outcome of our voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). In March 2002 an additional $200,000 was advanced to us out of escrow of which Solitario's share of the advance was $56,000. Our plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to us on the effective date of the Bankruptcy, June 11, 2002. The independent Board members of Crown and Solitario approved the transaction. The terms of the transaction on the second Senior Note were the same as given to our other senior lenders (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. During the first quarter of 2004 Solitario was paid $25,000 in cash as interest income under the Senior Notes and during the first quarter of 2003 Solitario was paid 77,063 Crown shares as interest income under the Senior Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gives Solitario the right to purchase 1,857,143 of our shares for $0.75 through October 2006. The second warrant gives Solitario the right to purchase 1,200,000 of our shares at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount is being amortized over the life of the Senior Notes as additional interest cost. The fair value of the warrants, based upon a quoted bid price, was $4,796,000 and $5,591,000 at March 31, 2004 and December 31, 2003, respectively. Solitario recognizes any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in its statement of operations. We eliminate any gain or loss Solitario records related to our warrants in recording our equity interest in Solitario.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of ours (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that they will each vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of May 5, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of our outstanding shares. As of May 5, 2004, Solitario owned 965,491 shares of Crown common stock, from automatic conversion of their Subordinated B Notes and received as interest on their Senior and Subordinated B Notes. Solitario has warrants to acquire 3,057,143 shares of our common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of our common stock through conversion of their Senior Notes.

          On February 21, 2003, Solitario invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (the "Subordinated B Notes"). The Subordinated B Notes were convertible into common stock of Crown at $0.75 per share. The Subordinated B Notes paid interest at 10% in stock or cash at our option, and would have matured on October 19, 2006, the same date as Crown's Senior Notes. Solitario's investment was on the same terms as all other investors. On November 5, 2003, Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

          As of March 31, 2004 Solitario owns 965,491 shares of our common stock. The directors and executive officers of Crown and their affiliates, including Solitario, owned 2,012,458 shares of our common stock, which represents approximately 9% of the outstanding shares of our common stock at March 31, 2004. Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of March 31, 2004, 2,012,458 shares of our common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of our common stock entitled to vote at the Crown special meeting. Additionally, the Signatories agreed to convert $3,000,000 of Senior Notes into 8,771,429 shares and hold options to acquire 1,917,500 of our shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 our shares, which would represent 36.5% of the then outstanding shares.

(h.) Critical Accounting Policies

Mineral interests

          On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of our mineral properties as mineral interests (intangible assets). Our mineral interests represent mineral use rights for parcels of land not owned by us. Our mineral interests relate to exploration stage properties and the value of such intangible assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. We amortize mineral interests over their expected useful lives or until it has been determined the mineral interest contains proven and probable reserves. As all of our capitalized costs since January 1, 2002, have related to the Buckhorn Mountain Project that has proven and probable reserves, we have not recorded any amortization of those costs. On April 30, 2004, the FASB issued FASB Staff Position ("FSP") amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. See Recent Accounting Pronouncements below. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We will reclassify all of our mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in our balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production.

          Land and leasehold acquisition costs are capitalized as mineral interests. Development costs are capitalized as mineral properties. Where these costs relate to mineral interests or mineral properties with proven and probable reserves, these costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property or a mineral interest impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties and mineral interests in development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $168,000 and $412,000 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003 a total of $14,297,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral interests and mineral properties at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral interests with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral interests to assess the recoverability and or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments during the three months ended March 31, 2004 or 2003.

Reserves

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

(i.) Environmental, Permitting and Legal

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

          Subsequent to the signing of the toll milling agreement with Echo Bay Minerals, a wholly-owned subsidiary of Kinross. We filed an amended Buckhorn Mountain Project plan of operations as outlined in the SRK feasibility study that provides for trucking of ore from the mine to the Kettle River processing facility owned by Kinross. This new development plan further reduces environmental impacts in comparison to the previous Buckhorn Mountain Project Plan of Operations by eliminating the need for new milling and tailings disposal facilities.

          Although we are not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner. Construction of the Buckhorn Mountain Project will not begin prior to the successful issuance of the remaining permits and resolution of the potential future legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify.

(j) Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to issues that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We will reclassify all of our mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in our balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have an effect on our financial position or results of operations.

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3") which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset is impaired. The consensus reached by the EITF should be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. We do not expect that the adoption of EITF No. 04-3 will have a material impact on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          (a.) Interest Rate Risks

          The Senior Notes are subject to market risk because they have a fixed interest rate and a repayment amount payable either in cash or shares of our common stock. We do not use financial or other derivative instruments to manage market risk. There have been no material changes in market risks since December 31, 2003. A hypothetical change of one percent in the interest rate earned on short-term investments during the three months ended March 31, 2004 would have resulted in an increase or decrease of less than $10,000 in net income.

          (b.) Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce, and that the closing gold price on May 5, 2004 was $393 per ounce, a 10% downward change in the price of gold would not require a revision of our reported reserves, or capitalized costs.

Item 4. Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of March 31, 2004 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2004. However, as discussed below, within the quarter ended March 31, 2004, we made changes in our disclosure controls and procedures to address material weaknesses that resulted in the restatement discussed in Note 8 to our condensed consolidated financial statements included in this report. In addition, during the quarter ended March 31, 2004, we made changes in our internal control over financial reporting to address material weaknesses that resulted in the restatement discussed in Note 8 to our condensed consolidated financial statements included in this report.

          The restatement discussed in Note 9 to the consolidated financial statements in this report was the result of material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These weaknesses were the failure to evaluate, interpret and apply new and existing accounting principles generally accepted in the United States of America ("GAAP") in our financial statements and disclosures. This resulted in the failure to capitalize interest as part of our development of the Buckhorn Mountain Project, the classification of certain mineral rights as tangible assets rather than as intangible assets for accounting purposes, the capitalization of certain exploration expenses, and the recognition of gain on debt restructuring related to our Keystone note the related amortization of the resultant discount to the Keystone note as interest cost. See Note 8 to the condensed consolidated financial statements for a discussion of these items.

          During the first quarter of 2004, we have taken measures to cure these weaknesses, which include implementing, as part of our policies and procedures, a requirement that management document in writing, at least quarterly, the impact of new and existing GAAP to our financial statements and disclosures. Additionally, this work will be reported to and reviewed by our Audit Committee. We believe this additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee has adequately addressed and eliminated the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and that with the implementation of these corrective actions our disclosure controls and procedures and our internal control over financial reporting are effective as of March 31, 2004.

Safe Harbor

          The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on Form 10-K for the year ended December 31, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibits

31.1 31.2 32.1 32.2

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

CROWN RESOURCES CORPORATION
May 17, 2004 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer