Form 10-Q
period 2004-06-30
CROWN RESOURCES CORP
filed 2004-08-13
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2004

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

          There were 39,806,014 shares of $0.01 par value common stock outstanding as of July 30, 2004.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share and	June 30,	December 31,
per share amounts)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 1,061	$ 2,365
Restricted short-term investments	22	22
Marketable equity securities available for sale, at fair value	310	190
Receivable from Solitario Resources Corporation	83	25
Prepaid expenses and other	32	23
Total current assets	1,508	2,625
Mineral properties, net	30,466	29,660
Other assets:
Investment in Solitario Resources Corporation	1,808	2,004
Other	150	157
Total other assets	1,958	2,161
	$33,932	$34,446
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 123	$ 378
Accrued liabilities	131	40
Current portion of long-term debt	50	49
Accrued interest payable	75	76
Total current liabilities	379	543
Long-term liabilities:
Convertible senior notes payable, net of discounts	345	226
Convertible senior notes payable, related party, net of discounts	137	91
Long-term note payable	41	36
Asset retirement obligation	22	21
Deferred income taxes	3,296	3,285
Total long-term liabilities	3,841	3,659
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 22,428,806 and 22,321,306 at June 30, 2004 and December 31, 2003, respectively	224	223
Additional paid-in capital	55,451	57,177
Treasury stock, 358,506 and 373,191 shares at June 30, 2004 and December 31, 2003, respectively	(294)	(306)
Unearned compensation	(824)	(2,149)
Accumulated deficit	(24,916)	(24,717)
Accumulated other comprehensive income	71	16
Total stockholders' equity	29,712	30,244
	$33,932	$34,446

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per	Three months ended	Six months ended
share amounts)	June 30,	June 30,
2004	2003	2004	2003
		(as restated, see Note 8)		(as restated, see Note 8)
Costs, expenses and other:
Exploration expense	$ 6	$ -	$ 10	$ -
Depreciation and amortization	3	5	6	8
General and administrative	189	156	472	289
Variable stock option compensation	(656)	189	(601)	605
Interest income	(2)	(8)	(7)	(13)
Equity in loss of Solitario Resources Corporation	221	115	423	215
Other	-	(47)	-	(54)
Income (loss) before income taxes	239	(410)	(303)	(1,050)
Income tax benefit (expense)	(81)	139	104	356
Net income (loss)	$ 158	$(271)	$ (199)	$ (694)
Earnings (loss) per common share:
Basic	$0.01	$(0.06)	$(0.01)	$(0.15)
Diluted	$0.00	$(0.06)	$(0.01)	$(0.15)
Weighted average number of common shares outstanding
Basic	22,062	4,904	22,026	4,605
Diluted	40,076	4,904	22,026	4,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)	Six months ended June 30,
	2004	2003
Operating activities:		(as restated, see Note 8)
Net loss	$ (199)	$ (694)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6	8
Equity in loss of Solitario Resources Corporation	423	214
Variable stock option compensation	(601)	605
Deferred income taxes	(104)	(356)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(67)	3
Accounts payable and other current liabilities	(164)	(280)
Net cash used in operating activities	(706)	(500)
Investing activities:
Additions to mineral properties	(635)	(514)
Increase in other assets	-	23
Net cash used in investing activities	(635)	(491)
Financing activities:
Payment on long-term debt	-	(20)
Proceeds from exercise of stock options	37	12
Proceeds from issuance of Subordinated B notes	-	2,705
Net cash provided by financing activities	37	2,697
Net increase (decrease) in cash and cash equivalents	(1,304)	1,706
Cash and cash equivalents, beginning of period	2,365	1,033
Cash and cash equivalents, end of period	$1,061	$2,739
Supplemental disclosure of cash flow information:
Cash paid for capitalized interest	$ 180	$ -
Non-cash transactions:
Non-cash interest capitalized	$ 170	$1,109

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Significant Accounting Policies

General

          The accompanying condensed consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three and six months ended June 30, 2004 and 2003 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

Business

          Crown Resources Corporation and its subsidiaries ("Crown") engage principally in the acquisition, exploration and development of mineral interests, which presently exist in the western United States. Prior to Crown's distribution of Solitario Resources Corporation ("Solitario") discussed below in Note 9, Crown owned 37.1% of Solitario, which was included in the financial statements of Crown on a consolidated basis prior to October 2000. Since that date, Crown's investment in Solitario has been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia, and Peru.

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

Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those option grants using variable plan accounting as of July 2000. In July 2002, Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance Financial Accounting Standards Board ("FASB") interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." Crown recorded a credit to compensation expense of $656,000 and $601,000, respectively, for the three and six months ended June 30, 2004 related to a decrease in the intrinsic value of these option awards. Crown recorded compensation expense of $189,000 and $605,000, respectively, for the three and six months ended June 30, 2003 related to an increase in the intrinsic value of these option awards. As of June 30, 2004 and December 31, 2003, Crown had recorded $824,000 and $2,149,000, respectively, of unearned compensation expense related to the intrinsic value of these variable plan accounting options. All of Crown's outstanding options were exercised subsequent to June 30, 2004, see Note 9.

          Crown computes pro forma information as if Crown had accounted for its stock options under the fair value method of Statement of Financial Accounting Standards "(SFAS") No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" and SFAS No. 123 "Accounting for Stock-Based Compensation." Other than 87,500 options exercised on March 12, 2004 and 4,000 options exercised on May 12, 2004, there were no options awards granted, modified, exercised or cancelled during the three and six months ended June 30, 2004 or 2003. The following pro forma information is provided for the fair values of options outstanding during these periods.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss) as reported	$ 158	$ (271)	$ (199)	$ (694)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	(433)	125	(397)	400
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(32)	(32)	(64)	(64)
Pro forma net loss	$ (307)	$ (178)	$ (660)	$ (358)
Basic net income (loss) per share:
As reported	$ 0.01	$(0.06)	$(0.01)	$(0.15)
Pro forma	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Diluted net income (loss) per share:
As reported	$ 0.00	$(0.06)	$(0.01)	$(0.15)
Pro forma	$(0.01)	$(0.04)	$(0.03)	$(0.08)

Net Income (Loss) Per Common Share

          The net income (loss) per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS for the three months ended June 30, 2004 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the six months ended June 30, 2004 and the three and six months ended June 30, 2003 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Potentially dilutive common shares are excluded from the computations in loss periods, as their effect would be antidilutive.  As of June 30, 2004 Crown had notes convertible into 10,485,714 common shares, warrants which could be exercised for 13,380,953 common shares and stock options which could be exercised for 3,292,500 shares or a total of 27,159,167 potentially dilutive securities that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the six months ended June 30, 2004, as they are antidilutive. The calculation of basic and diluted earnings per share is presented below:

          Stock options, warrants and convertible debt securities that could potentially dilute earnings per share but were excluded from the computation of per share amounts for the three and six months ended June 30, 2003 as their inclusion would have been anti-dilutive, were approximately 44,715,000 shares. The calculation of earnings per share is detailed below:

(in thousands, except per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$ 158	$ (271)	$ (199)	$ (694)
Effect of Dilutive Securities:
Convertible debentures [1]	-	-	-	-
Options	-	-	-	-
Warrants	-	-	-	-
Diluted net income	$ 158	$ (271)	$ (199)	$ (694)
Shares:
Basic weighted average shares outstanding, net of treasury stock	22,062	4,904	22,026	4,605
Effect of Dilutive Securities:
Convertible debentures	10,486	-	-	-
Options	2,592	-	-	-
Warrants	4,936	-	-	-
Diluted weighted average shares outstanding, net of treasury stock	40,076	4,904	22,062	4,605
Basic earnings per share	$0.01	$(0.06)	$(0.01)	$(0.15)
Diluted earnings per share	$0.00	$(0.06)	$(0.01)	$(0.15)

1    All interest on convertible debentures has been capitalized, see Note 4.

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to issues that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Crown adopted EITF No. 04-2 on April 1, 2004 and reclassified all of its mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in its balance sheets and will not amortize exploration stage mineral interests prior to the commencement of production.

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

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3") which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset is impaired. The consensus reached by the EITF should be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. Crown adopted EITF No. 04-3 on April 1, 2004 and it did not have a have any impact on its financial position, results of operations, or cash flows.

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

          The Merger Agreement contemplates that all outstanding stock options to purchase Crown common stock will either be exercised or terminated prior to the effective time of the Merger. Between July 7 and July 12, 2004 all remaining options were exercised and as of July 30, 2004, Crown has no remaining stock options outstanding. Additionally, holders of unexercised warrants to purchase shares of Crown common stock will be allowed to elect to exchange the warrant for 0.2911 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective time of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement.

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of July 30, 2004, $245,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $16,000 in cash, 93,333 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 87,111 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 93,333 shares of Crown common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to Crown.

4.     Long-term Debt

Senior Notes

          In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). The Senior Notes were secured by all of the assets of Crown on a pari-passu basis with the Secured Notes. The assets consist primarily of Crown's interest in the Buckhorn Mountain Project and its wholly-owned subsidiary, Crown Resource Corp. of Colorado, whose assets consisted primarily of an equity interest in Solitario Resources Corporation ("Solitario").

          The Senior Notes had a five-year term and carry a 10% interest rate, payable quarterly in cash or Crown common stock at the conversion prices of $0.35 and $0.2916 per share at the election of Crown. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share, subject to adjustment. Solitario also invested in a separate Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants. On July 14, 2004 holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 258,535 shares for accrued interest through the date of conversion). As of July 30, 2004 Crown has no Senior Notes outstanding.

          On the date of issuance, the warrants described above had an estimated value of $379,000, which was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This warrant discount is being amortized over the life of the Senior Notes and charged as capitalized interest costs, using the effective interest method. Upon conversion of the Senior Notes in July 2004, the remaining unamortized warrant discount will be charged as capitalized interest costs. See Note 9 below.

          Under generally accepted accounting principles, any intrinsic value of the conversion feature (market price of the stock less the effective conversion price) of the Senior Notes, commonly known as a beneficial conversion feature, must also be recorded as a discount to the Senior Notes. On the date of issuance, there was no intrinsic value associated with the conversion feature of the Senior Notes and no discount was recorded thereon. However, when the Bankruptcy Court approved the Plan of Crown on May 30, 2002, the terms of the Senior Notes were effectively changed, since the conversion price remained unchanged despite a 1 for 5 reverse split of Crown's common stock as required by the Plan. Based upon these revised terms, the intrinsic value of the conversion feature of the Senior Notes as of their issuance date was $3,221,000. Effective May 30, 2002, this amount has been recorded as a discount to the Senior Notes and credited to additional paid-in capital. This conversion feature discount is being amortized over the remaining life of the Senior Notes and charged as capitalized interest cost. Upon conversion of the Senior Notes in July 2004, the remaining unamortized discount will be charged as capitalized interest costs. See Note 9 below.

          A summary of the Senior Notes at June 30, 2004 is as follows:

	2004
	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$ 2,600,000	$ 3,600,000
Unamortized warrant discount	(53,000)	(129,000)	(182,000)
Unamortized conversion feature discount	(810,000)	(2,126,000)	(2,936,000)
Senior Notes balance	$ 137,000	$ 345,000	$ 482,000

          A summary of the Senior Notes at December 31, 2003 is as follows:

	2003
	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face amount of Senior Notes	$1,000,000	$2,600,000	$ 3,600,000
Unamortized warrant discount	(64,000)	(156,000)	(220,000)
Unamortized conversion feature discount	(845,000)	(2,218,000)	(3,063,000)
Senior Notes balance	$ 91,000	$ 226,000	$ 317,000

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

Keystone Note

          In July 2001, as part of the termination of its joint venture on the Buckhorn Mountain Project with Newmont Mining Corporation, Crown assumed a note with a face value of $250,000 due February 22, 2002 (the "Keystone Note"). Crown recorded the Keystone Note at its discounted fair value of $237,000. On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the Keystone Note $30,000 and extending the term of the Keystone Note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. As a result of this amendment to the terms of the Keystone Note, Crown recorded a discount of $41,000 to its recorded value of the Keystone note for the present value of the remaining payments, and other income of the same amount. This discount is being amortized to capitalized interest cost over the remaining term of the note. During the three and six months ended June 30, 2004, Crown recorded capitalized interest cost of $2,000 and $5,000, respectively which represented amortization of its discount on the Keystone note. During the three and six months ended June 30, 2003, Crown recorded capitalized interest cost of $3,000 and $6,000, respectively which represented amortization of its discount on the Keystone note. At June 30, 2004 and December 31, 2003, the current portion of the Keystone Note was $50,000 and $49,000 respectively.

Interest

          Interest costs are capitalized on mineral properties and mineral interest under development. Interest is capitalized by applying a weighted average interest rate to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized all of its interest costs of $182,000 and $350,000, respectively, for the three and six months ended June 30, 2004, respectively. Crown capitalized all of its interest costs of $703,000 and $1,115,000 for the three and six months ended June 30, 2003, respectively. At June 30, 2004 and December 31, 2003 a total of $14,235,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral property at the Buckhorn Mountain Project.

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

          Crown recorded the following amounts to capitalized interest cost related to long-term debt:
	Three months ended June 30,
	2004			2003
(in thousands)	Senior Notes	Keystone Note	Total	Senior Notes	Secured Notes	Subor- dinated Notes	Subor- dinated B Notes	Keystone Note	Total

Notes:
Stated interest	$ 90	$ -	$ 90	$ 90	$ 50	$100	$ 67	$ 1	$ 308
Warrant discount amortization	19	-	19	19	-	-	-	-	19
Beneficial conversion feature discount amortization	71	2	73	26	51	-	-	3	80
Increase (decrease) in interest cost from shares issued for interest	-	-	-	165	89	30	12	-	296
Total capitalized interest cost	$180	$ 2	$182	$300	$190	$130	$ 79	$ 4	$ 703
	Six months ended June 30,
	2004			2003
(in thousands)	Senior Notes	Keystone Note	Total	Senior Notes	Secured Notes	Subor- dinated Notes	Subor- dinated B Notes	Keystone Note	Total

Notes:
Stated interest	$180	$ -	$180	$179	$ 99	$199	$ 95	$ 1	$ 573
Warrant discount amortization	38	-	38	37	-	-	-	-	37
Beneficial conversion feature discount amortization	127	5	132	47	100	-	-	6	153
Increase (decrease) in interest cost from shares issued for interest	-	-	-	219	118	3	12		352
Total capitalized interest cost	$345	$ 5	$350	$482	$317	$202	$107	$ 7	$1,115

      For the three and six months ended June 30, 2004, interest income of $2,000 and $7,000, respectively has been recorded in Crown's consolidated statements of operations. For the three and six months ended June 30, 2003, interest income of $8,000 and $13,000, respectively has been recorded in Crown's consolidated statements of operations.

          Future minimum payments

          The following presents the future minimum payments on long-term debt at June 30, 2004:
(in thousands)	2004	2005	2006	Total
Senior Notes [1]	$ -	$ -	$3,600	$3,600
Keystone Note	50	50	-	100
Total payments	$ 50	$ 50	$3,600	$3,700

 1 All remaining Senior Notes were converted into shares of Crown common stock in July 2004.

5.          Investment in Solitario Resources Corporation:

          Crown accounts for its investment in Solitario under the equity method of accounting. The fair value, based on the quoted market price, of Crown's 9,633,585 shares of Solitario common stock was approximately $12,909,000 and $13,198,000 at June 30, 2004 and December 31, 2003, respectively. Condensed financial information of Solitario is as follows:

Balance Sheets
(in thousands)	As of June 30, 2004	As of December 31, 2003
Assets
Current assets	$ 3,116	$ 3,993
Mineral properties, net	2,707	2,760
Investment in Crown warrant, at fair value	3,237	5,591
Note receivable from Crown	948	937
Other	27	7
Total assets	$10,035	$13,288
Liabilities and stockholders' equity
Current liabilities	$ 239	$ 763
Deferred income taxes	-	591
Stockholders' equity	9,796	11,934
Total liabilities and stockholders' equity	$10,035	$13,288
Statements of Operations	Three months ended June 30,	Six months ended June 30,
(in thousands)	2004	2003	2004	2003
Unrealized loss (gain) on derivative instruments	$ 1,559	$(764)	$ 2,354	$(1,376)
Other costs and expenses	593	276	1,122	518
Income tax benefit	(291)	-	(669)	-
Net (loss) income	$(1,861)	$488	$(2,807)	$ 858

          The following is a reconciliation of Solitario's reported stockholders' equity to amounts reported by Crown as its investment in Solitario:
(in thousands)	As of June 30, 2004	As of December 31, 2003
Solitario stockholders' equity, as reported	$9,796	$11,934
Adjustments:
Less Solitario's book value of Crown securities, recorded as treasury stock	793	793
Less Solitario's other comprehensive income, related to gains on Crown common stock, net of $0 and $607 of tax at June 30, 2004 and December 31, 2003, respectively	1,007	1,144
Less Solitario's unrealized gain on derivative instruments, related to gain on Crown warrants, net of $0 and $669 of tax at June 30, 2004 and December 31, 2003, respectively	3,124	4,812
Solitario adjusted stockholder's equity	4,872	5,185
Crown percentage ownership	37.1%	38.7%
Crown's investment in unconsolidated subsidiary	$1,808	$ 2,004

          The following is a reconciliation of Solitario's reported net loss to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Solitario net (loss) income as reported	$(1,861)	$ 488	$ (2,807)	$ 858
Adjustments:
Solitario's derivative losses (gains) recorded in its statement of operations for its holdings of Crown warrants, net of $291 and $669 in income taxes in the three and six months ended June 30, 2004	1,268	(764)	1,685	(1,376)
Solitario adjusted loss	(593)	(276)	(1,122)	(518)
Crown weighted average percentage (1)	37.3%	41.7%	37.7%	41.5%
Crown's equity in loss of Solitario	$ (221)	$ (115)	$ (423)	$ (215)

(1) The weighted average interest of Crown in Solitario's net loss for the three and six months ended June 30, 2004 reflects the dilution of Crown's ownership interest resulting from Solitario's sale of its common stock upon the exercise of options. These transactions reduced Crown's investment in Solitario from 38.7% as of December 31, 2003 to 37.1% as of June 30, 2004.

          For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses, Crown has excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

          During the six months ended June 30, 2004, holders of Solitario options exercised options for a total of 1,021,000 Solitario common shares. The additional shares reduced Crown's percentage ownership of Solitario to 37.1% at June 30, 2004 from 38.7% at December 31, 2003. Crown's proportionate interest in this issuance of Solitario shares, net of taxes, has been recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital.

          On October 8, 2003 Crown announced that it intended to distribute its holdings of 9,633,585 shares of Solitario's common stock to its stockholders prior to the completion of the proposed Merger with Kinross. This distribution was completed on July 26, 2004. See Note 9 below.

6.     Comprehensive Income

The following represents comprehensive income (loss) and its components:
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
Net income (loss) as reported	$158	$(271)	$(199)	$(694)
Net unrealized gain (loss) on marketable equity securities, net of tax expense (benefit) of $2 and $(10) in the three months ended June 30, 2004 and 2003, respectively and tax expense (benefit) of $29 and $(26) in the six months ended June 30, 2004 and 2003, respectively	2	(19)	55	(51)
Comprehensive income (loss)	$160	$(290)	$(144)	$(745)

7.     Related Party Transactions

          At June 30, 2004, Crown owned 37.1% of Solitario. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $108,000 and $197,000 for the three months and six months ended June 30, 2004, respectively. Management service fees paid by Solitario were $89,000 and $186,000 for the three and six months ended June 30, 2003, respectively.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has no beneficial ownership interest in those retained shares. In addition Crown retained 92 Solitario shares, from fractional shares, which it intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $25,000 and $50,000, respectively, in cash as interest income under the Senior Notes for the three and six months ended June 30, 2004. Solitario was paid 83,133 and 160,196 Crown shares, respectively, as interest income under the Senior Notes for the three and six months ended June 30, 2003. On July14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Senior Notes). See Note 9 for further discussion.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gives Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gives Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each would vote Crown's owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of June 30, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of the outstanding shares of Crown. During July 2004, the Signing Shareholders exercised warrants and converted Crown convertible debt so that at July 30, 2004 they collectively held 12,695,186 shares or 31.9% of the outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 shares or a total of 18,409,472 of our shares or 38.0% of our then outstanding shares.

          On February 21, 2003, Solitario invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (the "Subordinated B Notes"). On November 5, 2003, Crown's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

          As of June 30, 2004 Solitario owns 965,491 shares of Crown common stock. Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of June 30, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, at June 30, 2004, the Signatories held $3,000,000 of Senior Notes which they agreed to convert prior to the vote into 8,771,429 shares and hold at June 30, 2004 options to acquire 1,917,500 shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares, which would represent 36.5% of the then outstanding Crown shares. In July 2004, the Signatories converted debt and exercised warrants and at July 30, 2004 hold 14,891,278 shares of Crown common stock, which represents 37.4% of the outstanding Crown shares. Additionally, as of July 30, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.5% of the then outstanding Crown shares.

          After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of July 30, 2004, Solitario owns 6,071,626 shares or approximately 15.3% of Crown common stock from (i) conversion of Crown Senior Notes, (ii) exercise of Crown warrants, (iii) automatic conversion of Crown Subordinated B Notes and (iv) stock received as interest on the Crown Senior and Subordinated B Notes.

8.     Restatement

          Subsequent to the issuance of Crown's unaudited condensed consolidated financial statements for the quarter ended June 30, 2003, Crown determined it had not properly (i) capitalized interest costs related to the development of its Buckhorn Mountain Project; (ii) recorded Crown's equity interest in certain adjustments made by Solitario required by SFAS No. 142; and (iii) recorded a gain on the restructuring of its Keystone Note as a discount to be amortized over the remaining life of the Keystone Note when the note was renegotiated in December 2001, as discussed below.

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

(ii)      Subsequent to the issuance of Solitario's unaudited consolidated financial statements for the quarter ended June 30, 2003, Solitario determined that it had not properly adopted the provisions of SFAS No. 142 in relation to the classification of assets as intangible mineral interests, and had not recorded the related amortization of those intangible assets and that Solitario had capitalized certain costs that should have been expensed as incurred.

(iii)      Subsequent to the issuance of Crown's unaudited condensed consolidated financial statements for the quarter ended June 30, 2003, Crown determined that it should have accounted for the renegotiation of the Keystone Note as a debt extinguishment and recognized a gain it its 2001 statement of operations, to the extent of the difference between the present value of the Keystone Note payments before and after the renegotiation and amortize that discount to interest cost over the remaining term of the note.

          As a result, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION
	Three months ended June 30, 2003		Six months ended June 30, 2003
(in thousands except per share amounts)	As previously reported	As restated	As previously reported	As restated
Costs and expenses:
Interest expense	$ 700	$ -	$ 1,109	$ -
Equity in loss of Solitario Resources Corporation	50	115	102	215
Loss before income tax	(1,045)	(410)	(2,046)	(1,050)
Income tax benefit	355	139	695	356
Net loss	(690)	(271)	(1,351)	(694)
Basic and diluted loss per share	$ (0.14)	$ (0.06)	$ (0.29)	$ (0.15)

9.   Subsequent Events

          On July 14, 2004 holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 261,535 shares for accrued interest through the date of conversion). As of July 30, 2004 Crown has no Senior Notes outstanding.

          Between July 7 and July 12, 2004 holders of Crown options for 3,287,500 shares exercised their options by paying a total of $1,318,000 to Crown. As of July 30, 2004, Crown had no outstanding stock options.

          On July 14, 2004 holders of Crown's warrants exercisable into 947,140 shares exercised the warrants on a cash basis into 947,140 shares of Crown common stock by paying a total of $710,000 to Crown. On July 12, 2004 holders of Crown warrants exercisable into 3,771,428 shares of common stock exercised their warrants on a cashless basis and received 2,398,319 shares of Crown common stock. As of July 30, 2004 Crown has warrants outstanding which are exercisable for up to 8,662,384 shares with an exercise price of $0.75 per share and which expire in October 2006.

          On July 26, 2004 Crown distributed its entire holding of 9,633,585 shares of Solitario common stock except for 998,306 Solitario shares it is contractually obligated to deliver to holders of Crown warrants when those warrants are exercised. Crown has no beneficial interest in the Solitario shares to be distributed to its warrant holders. In addition Crown retained 92 Solitario shares from fractional shares not distributed, which Crown intends to sell. Upon the disposition of these shares, Crown will have no interest in Solitario.

          As a result of the above conversions of Crown Senior Notes, and the exercises of Crown Options and Crown Warrants the number of outstanding shares since June 30, 2004 has increased as follows:
Common shares outstanding at June 30, 2004	22,428,806
Shares issued on conversion of Senior Notes	10,744,249
Shares issued on exercise of options	3,287,500
Shares issued on exercise of warrants	3,345,459
Common shares outstanding at July 30, 2004	39,806,014

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

          As discussed in Note 8 to the consolidated financial statements, our financial statements for the three and six months ended June 30, 2003 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

(a.) Business Overview

          We are a precious metals exploration company operating in the western United States. As of June 30, 2004, we owned 37.1% of Solitario Resources Corporation ("Solitario"). Our investment in Solitario is accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia and Peru.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of June 30, 2004, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions.

(b.) Recent Financing Transactions

          On July 14, 2004 holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 261,535 shares for accrued interest through the date of conversion) and as of July 30, 2004 Crown has no Senior Notes outstanding.

          Between July 7 and July 12, 2004 holders of Crown options for 3,287,500 shares exercised their options by paying a total of $1,318,000 to Crown and as of July 30, 2004, Crown has no outstanding stock options.

          On July 14, 2004 holders of Crown's warrants exercisable into 947,140 shares exercised the warrants on a cash basis into 947,140 shares of Crown common stock by paying a total of $710,000 to Crown. On July 12, 2004 holders of Crown warrants exercisable into 3,771,428 shares of common stock exercised their warrants on a cashless basis and received 2,398,319 shares of Crown common stock. As of July 30, 2004 Crown has warrants outstanding which are exercisable for up to 8,662,384 shares with an exercise price of $0.75 per share and which expire in October 2006.

          On July 26, 2004 Crown distributed its entire holding of 9,633,585 shares of Solitario common stock except for 998,306 Solitario shares it is contractually obligated to deliver to holders of Crown warrants when those warrants are exercised. Crown has no beneficial interest in the Solitario shares to be distributed to its warrant holders. In addition Crown retained 92 Solitario shares from fractional shares not distributed, which Crown intends to sell. Upon the disposition of these shares, Crown will have no interest in Solitario.

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

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of July 30, 2004, $245,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $16,000 in cash, 93,333 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 87,111 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 93,333 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

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

          Three months ended June 30, 2004 compared to June 30, 2003

          For the three months ended June 30, 2004 we had a net income of $158,000, or $0.01 per basic share and $0.00 per diluted share, compared to net loss of $(271,000), or $(0.06) per basic and diluted share for the three months ended June 30, 2003. The increase in the net income in 2004 primarily related to a reduction in variable stock option compensation expense, which in turn is directly affected by changes in the underlying price of our common shares. This reduction in variable stock option compensation expense was partially offset by increases in general and administrative costs, associated with our Kinross merger related costs and an increase in our equity in the loss of Solitario during the three months ended June 30, 2004 compared to the same period in the prior year. The change in the relative per share amount is primarily due to additional shares outstanding from debt conversions and warrant exercises in the fourth quarter of 2003. Each of these items is discussed in more detail below.

          Exploration expense of $6,000 during the three months ended June 30, 2004 related to certain property tax and option payments. There were no similar payments during the three months ended June 30, 2003.

          General and administrative expenses increased to $189,000 in the three months ended June 30, 2004 from $156,000 in the same period of 2003, primarily as a result of increased professional services fees for legal and accounting related to our pending merger with Kinross. Legal and accounting costs were $78,000 in the three months ended June 30, 2004, compared to $32,000 in the three months ended June 30, 2003. Amounts charged to Solitario for management fees during the three months ended June 30, 2004 increased to $108,000 from $89,000 in the three months ended June 30, 2003 primarily as a result of higher activity in Solitario, compared to the prior year. Other general and administrative costs, including salaries and other personnel related costs, were comparable during the second quarter of 2004 and 2003. If our pending Merger with Kinross is not completed, we expect our 2004 full-year general and administrative costs to be comparable to 2003 as a result of ongoing professional service costs related to the Merger, which we have incurred during the first six months of 2004 and the last three months of 2003.

          Variable stock option compensation expense decreased significantly to a credit of $(656,000) in the three months ended June 30, 2004 compared to $189,000 in the same period of 2003, primarily as a result of an decrease in the intrinsic value of stock options due to a decrease in the value of our common stock from $2.26 per share at March 31, 2004 to $1.75 per share at June 30, 2004.

          Our equity in the loss of Solitario was $221,000 in the three months ended June 30, 2004, compared to $115,000 in the same period of 2003. The increase resulted from Solitario's increased net exploration expense, higher general and administrative costs, and decreased interest income during 2004. Solitario's increased net exploration expense related to the majority of Solitario's exploration costs on its Pedra Branca Project in Brazil being paid by its joint venture partner on the Project. Solitario's net exploration cost increased from $55,000 in the three months ended June 30, 2003 to $310,000 in the three months ended June 30, 2004. In addition in 2004, Solitario also focused some of its exploration efforts in the first three months ended June 30, 2004 on newly-acquired projects which also contributed to the increase in the three months ended June 30, 2004 compared to the same period of 2003. Additionally, Solitario had higher general and administrative costs, which were $209,000 in the three months ended June 30, 2004 compared to $71,000 in the three months ended June 30, 2003 as a result of increased legal and accounting costs related to Solitario's filing of its Form 10 registration statement with the United States Securities and Exchange Commission. As a result of the disposition of our holdings in Solitario during the third quarter of 2004, we will eliminate our investment in Solitario and will eliminate treasury stock for the shares of our stock that are owned by Solitario.

          We recorded an income tax expense of $81,000 in the three months ended June 30, 2004 compared to an income tax benefit of $139,000 during the same period of 2003. The change was related to the level of pre-tax income in both periods. Although we expect the Spin-off of our interest in Solitario to our stockholders to be a taxable transaction, this will not result in current tax due to the utilization of net operating losses. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

          Six months ended June 30, 2004 compared to June 30, 2003

          For the six months ended June 30, 2004, we had a net loss of $199,000, or $0.01 per basic and diluted share, compared to net loss of $694,000, or $0.15 per basic and diluted share for the six months ended June 30, 2003. The relative change in net loss per share is primarily due to additional shares outstanding as a result of debt conversion and warrant exercises in the fourth quarter of 2003. The reduction in the net loss in 2004 primarily related to a reduction in variable option compensation expense, which in turn is directly affected by changes in the underlying price of our common shares. This reduction in variable option compensation expense was partially offset by increases in general and administrative expenses, associated with our Kinross merger related costs and an increase in our equity in the loss of Solitario during the six months ended June 30, 2004 compared to the same period in the prior year. Each of these items is discussed in more detail below.

          Exploration expense of $10,000 was recorded during the six months end June 30, 2004 related to certain property tax and option payments. There were no similar payments during the six months ended June 30, 2003.

          General and administrative expenses increased to $472,000 in the six months ended June 30, 2004 from $289,000 in the same period of 2003, primarily as a result of increased professional services fees for legal and accounting related to our pending merger with Kinross. Legal and accounting costs were $278,000 in the six months ended June 30, 2004, compared to $71,000 in the six months ended June 30, 2003. Amounts charged to Solitario for management fees during the six months ended June 30, 2004 increased to $197,000 from $186,000 in the six months ended June 30, 2003 primarily as a result of higher activity in Solitario, compared to the prior year. Other general and administrative costs, including salaries and other personnel related costs, were comparable during the six months ended June 30, 2004 and 2003. If our pending Merger with Kinross is not completed we expect our 2004 full-year general and administrative costs to be comparable to 2003 as a result of ongoing professional service costs related to the Merger, which we have incurred during the first six months of 2004 and the last three months of 2003.

          Variable stock option compensation expense decreased significantly to a credit of $(601,000) in the six months ended June 30, 2004 compared to $605,000 in the same period of 2003, primarily as a result of a decrease in the intrinsic value of stock options due to a decrease in the value of our common stock from $2.58 per share at December 31, 2003 to $1.75 per share at June 30, 2004. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. All of our stock options were exercised during July 2004.

          Our equity in the loss of Solitario was $423,000 in the six months ended June 30, 2004, compared to $215,000 in the same period of 2003. The increase resulted from Solitario's increased net exploration expense, higher general and administrative costs, and decreased interest income during 2003. Solitario's increased net exploration expense related to the majority of Solitario's exploration costs on its Pedra Branca Project in Brazil being paid by its joint venture partner on the Project. Solitario's net exploration cost increased from $64,000 in the six months ended June 30, 2003 to $495,000 in the six months ended June 30, 2004. In addition in 2004, Solitario also focused some of its exploration efforts in the first six months ended June 30, 2004 on newly-acquired projects, which also contributed to the increase in the six months ended June 30, 2004 compared to the same period of 2003. Additionally, Solitario had higher general and administrative expenses, which were $393,000 in the six months ended June 30, 2004 compared to $144,000 in the six months ended June 30, 2003 as a result of increased legal and accounting costs related to Solitario's filing of its Form 10 registration statement with the United States Securities and Exchange Commission.

          We recorded an income tax benefit of $104,000 in the six months ended June 30, 2004 compared to an income tax benefit of $356,000 during the same period of 2003. The change was related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

          Six months ended June 30, 2004 compared to June 30, 2003

          Net cash used in operating activities increased to $706,000 in the first six months of 2004 compared to $500,000 in the first six months of 2003. The increase of $206,000 in net cash used in operating activities from the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to increase in general and administrative costs for legal and accounting work associated with the Kinross Merger. In addition during 2004, we incurred cash expenditures for exploration, which we did not incur during 2003. These increased expenditures were reduced by a net increase in current liabilities over current assets during 2004 compared to 2003.

          Net cash used in investing activities increased to $635,000 in the six months ended June 30, 2004 compared to $517,000 during the six months ended June 30, 2003 as a result of our increased efforts at the Buckhorn Mountain Project during the six months ended June 30, 2004. During the six months ended June 30, 2004 we expended $635,000 on non-interest costs in development of our Buckhorn Mountain Project compared to $514,000 during the same period of 2003. In 2004, we incurred costs for permitting and engineering services on the Buckhorn Mountain Project utilizing the Kettle River Mill pursuant to our toll-milling agreement with Kinross. The expenditures during 2003 included work performed to analyze on-site milling and tailings facilities, a study of our underground mining plan and costs to completion of a drilling program, all three of which were necessary to complete the Buckhorn Mountain Project feasibility study, which was prepared by Steffen Robertson and Kirsten, an independent mining an consulting firm ("SRK") during 2003. We capitalized interest paid in cash during the six months ended June 30, 2004 of $180,000 compared to no capitalized interest paid in cash during the six months ended June 30, 2003, as all interest costs during the six months ended June 30, 2003 were related to a combination of amortization of note discounts of $190,000 and shares of our common stock issued as interest of $925,000. If our pending Merger with Kinross is not completed, we expect our 2004 net cash used in investing activities to increase compared to 2003 as we have budgeted approximately $1,400,000 for permitting and development at our Buckhorn Mountain Project in 2004.

          All interest costs, including non-cash interest costs, for the six months ended June 30, 2004 and 2003 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $350,000 for the six months ended June 30, 2004 compared to and $1,115,000 for the six months ended June 30, 2003. Interest costs decreased significantly during the six months ended June 30, 2004 compared to 2003 as a result of a reduction in interest costs of $393,000 due to the conversion of our Subordinated, Subordinated B and Secured Notes at the end of 2003. Additionally, we recorded $352,000 of capitalized interest costs during the six months ended June 30, 2003 related to the issuance of shares of our common stock as interest at market prices above the conversion price, which is charged as interest cost, and there were no similar charges in the six months ended June 30, 2004, as we paid our interest costs related to our Senior Notes in cash during 2004. We recorded discount amortization charges to capitalized interest of $170,000 and $190,000 in the six months ended June 30, 2004 and 2003, respectively. We expect our interest costs to significantly decline for the full year for 2004 from 2003 as a result of conversion of our Senior, Secured, Subordinated and Subordinated B Notes.

          Net cash provided by financing activities during the six months ended June 30, 2004 was $37,000, related to proceeds from the exercise of options compared to cash provided of $2,697,000 in the same period of 2003 primarily resulting from the issuance of $2,705,000 Subordinated B Notes in February 2003. During the third quarter of 2004, we anticipate recording $2,028,000 in cash from investing activities related to the exercise of options and warrants.

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

          Future contractual obligations and cash commitments at June 30, 2004 include the payment of: Senior Notes, long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2004	2005	2006	2007	2008+	Total
Senior Notes [1]	$ -	$ -	$3,600	$ -	$ -	$3,600
Long-term debt	50	50	-	-	-	100
Unpatented mining claim payments [2]	17	17	17	17	17	85
Asset retirement obligation	-	-	-	-	60	60
Operating leases	30	39	20	-	-	89
Total commitments	$ 97	$ 106	$3,637	$ 17	$ 77	$3,934

 1 All remaining Senior Notes were converted into shares of our common stock in July 2004.

2 Assumes continued payment of mining claim payments on existing mineral properties.

          Cash and cash equivalents amounted to $1,061,000 at June 30, 2004. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at June 30, 2004 was $1,168,000.

(g.) Related party transactions

          At June 30, 2004, we owned 37.1% of Solitario. We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by us for services at 25% of our corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses us for direct out-of-pocket expenses. These allocations are based upon estimated time and expenses spent by our management and employees on both our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days.

          On July 26, 2004, we completed a spin-off of Solitario shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each of our shares they owned. As part of the spin-off, we retained 998,306 of Solitario shares for the benefit of our warrant holders who will receive those Solitario shares when the warrant holders exercise their warrants. We have no beneficial ownership interest in those retained shares. In addition we retained 92 Solitario shares, from fractional shares, which we intend to sell. After the disposition of these Solitario shares retained for warrant holders and fractional shares, we will no longer own any Solitario shares.

          Effective with the completion of the spin-off and assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and Solitario will contract directly with our management and directly pay all administrative expenses. If we terminate the Management Agreement, Solitario has estimated its annual general and administrative costs would be approximately $400,000 to $500,000 higher after the spin-off as a result of increases in salaries and benefits, rent, audit and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Solitario.

          Christopher E. Herald, and Mark E. Jones, III are directors of both us and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by us. The proceeds from the first Senior Note (the "Solitario Note") of $350,000 were delivered to us. The proceeds from the second Senior Note of $650,000 were placed in escrow pending the outcome of our voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). In March 2002 an additional $200,000 was advanced to us out of escrow of which Solitario's share of the advance was $56,000. Our plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to us on the effective date of the Bankruptcy, June 11, 2002. The independent Board members of Crown and Solitario approved the transaction. The terms of the transaction on the second Senior Note were the same as given to our other senior lenders (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. During the three and six months ended June 30, 2004, Solitario was paid $25,000 and $50,000, respectively in cash as interest income under the Senior Notes. During the three and six months ended June 30, 2003, Solitario was paid 83,133 and 160,196, respectively, in Crown shares as interest income under the Senior Notes. On July14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of our common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Senior Notes).

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gives Solitario the right to purchase 1,857,143 of our shares for $0.75 through October 2006. The second warrant gives Solitario the right to purchase 1,200,000 of our shares at $0.60 through October 2006. On July 12, 2004, Solitario exercised these two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of our common stock from the exercise of these warrants.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of ours (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that they would each vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of July 30, 2004, the Signing Shareholders collectively held 12,695,186 shares or approximately 31.9% of our outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 shares or a total of 18,409,472 of our shares or 38.0% of our then outstanding shares.

          On February 21, 2003, Solitario invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (the "Subordinated B Notes"). On November 5, 2003, Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

          As of June 30, 2004, Solitario owns 965,491 shares of our common stock. Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of June 30, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, at June 30, 2004, the Signatories held $3,000,000 of Senior Notes which they agreed to convert prior to the vote into 8,771,429 shares and hold at June 30, 2004 options to acquire 1,917,500 shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares, which would represent 36.5% of the then outstanding shares. In July 2004, the Signatories converted debt and exercised warrants and at July 30, 2004 the Signatories hold 14,891,278 shares of our common stock that are subject to the stockholder and voting agreement, representing approximately 37.4% of the outstanding shares of our common stock entitled to vote at the Crown special meeting. Additionally, as of July 30, 2004, the Signatories hold Crown warrants for 5,714,286 shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.5% of the then outstanding Crown shares.

(h.) Critical Accounting Policies

Mineral Properties, net

          On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of our mineral properties as mineral interests (intangible assets). Our mineral interests represent mineral use rights for parcels of land not owned by us. Our mineral interests relate to exploration stage properties and the value of such intangible assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. SFAS No. 141 required the amortization of mineral interests over their expected useful lives or until it has been determined the mineral interest contained proven and probable reserves. As all of our capitalized costs since January 1, 2002, have related to the Buckhorn Mountain Project that has proven and probable reserves, we did not recorded any amortization of those costs. On April 30, 2004, the FASB issued FASB Staff Position ("FSP") amending SFAS No. 141 and SFAS No. 142 pursuant to Emerging Issues Task Force ("EITF") No. 04-2 (see "Recent Accounting Pronouncements," below) to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. See Recent Accounting Pronouncements below. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We adopted EITF 04-2 on April 1, 2004 and reclassified all of our mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in our balance sheets.

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $182,000 and $350,000, respectively, for the three and six months ended June 30, 2004. We capitalized all of our interest costs of $703,000 and $1,115,000, respectively, for the three and six months ended June 30, 2003. At June 30, 2004 and December 31, 2003 a total of $14,235,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral interests and mineral properties at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral interests with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral interests to assess the recoverability and or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments during the three and six months ended June 30, 2004 or 2003.

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

          Subsequent to the signing of the toll milling agreement with Echo Bay Minerals, a wholly-owned subsidiary of Kinross, we filed an amended Buckhorn Mountain Project plan of operations as outlined in the SRK feasibility study that provides for trucking of ore from the mine to the Kettle River processing facility owned by Kinross. This new development plan further reduces environmental impacts in comparison to the previous Buckhorn Mountain Project Plan of Operations by eliminating the need for new milling and tailings disposal facilities.

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

(j) Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to issues that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We adopted EITF No. 04-2 on April 1, 2004 and reclassified all of our mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in our balance sheets and will not amortize exploration stage mineral interests prior to the commencement of production.

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

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3") which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset is impaired. The consensus reached by the EITF should be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. The adoption of EITF No. 04-3 did not have any impact on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          (a.) Interest Rate Risks

          The Senior Notes are subject to market risk because they have a fixed interest rate and a repayment amount payable either in cash or shares of our common stock. We do not use financial or other derivative instruments to manage market risk. There have been no material changes in market risks since December 31, 2003. A hypothetical change of one percent in the interest rate earned on short-term investments during the six months ended June 30, 2004 would have resulted in an increase or decrease of less than $20,000 in net income.

          (b.) Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce, and that the closing gold price on July 30, 2004 was $391per ounce, a 10% downward change in the price of gold would not require a revision of our reported reserves, or capitalized costs.

Item 4. Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of June 30, 2004 pursuant to Rule 13a - 15 (b) under the Securities Exchange Act of 1034 ("Exchange Act"). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

          Even an effective internal control system, no matter how well designed, has inherent limitations including the possibility of the circumvention or overriding of controls. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to the reliability of our financial reporting and financial statement preparation. Our disclosure controls and procedures are working at a reasonably effective level.

           There was no change in the our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

CROWN RESOURCES CORPORATION
August 13, 2004 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer