Form 10-Q
period 2004-09-30
CROWN RESOURCES CORP
filed 2004-11-23
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2004

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

          There were 40,014,132 shares of $0.01 par value common stock outstanding as of November 18, 2004.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and	September 30,	December 31,
per share amounts)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 2,315	$ 2,365
Restricted short-term investments	22	22
Marketable equity securities available for sale, at fair value	280	190
Receivable from Solitario Resources Corporation	178	25
Prepaid expenses and other	47	23
Total current assets	2,842	2,625
Mineral properties, net	35,164	29,660
Other assets:
Equity method investment in Solitario Resources Corporation	-	2,004
Investment in Solitario Resources Corporation, at fair value	1,184	-
Other	148	157
Total other assets	1,332	2,161
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 822	$ 378
Accrued liabilities	121	40
Current portion of long-term debt	50	49
Accrued interest payable		76
Total current liabilities	993	543
Long-term liabilities:
Convertible senior notes payable, net of discounts	-	226
Convertible senior notes payable, related party, net of discounts	-	91
Long-term note payable	43	36
Asset retirement obligation	22	21
Unexercised warrant liability, at fair value	12,659	-
Deferred income taxes	4,883	3,285
Total long-term liabilities	17,607	3,659
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 40,014,132 and 22,321,306 at September 30, 2004 and December 31, 2003, respectively	400	223
Additional paid-in capital	52,628	57,177
Treasury stock at cost, none and 373,191 shares at September 30, 2004 and December 31, 2003, respectively	-	(306)
Unearned compensation	-	(2,149)
Accumulated deficit	(32,362)	(24,717)
Accumulated other comprehensive income	72	16
Total stockholders' equity	20,738	30,244
	$39,338	$34,446

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per	Three months ended	Nine months ended
share amounts)	September 30,	September 30,
2004	2003	2004	2003
		(as restated, see Note 9)		(as restated, see Note 9)
Costs, expenses and other:
Exploration expense	$ 20	$ 28	$ 30	$ 28
Depreciation and amortization	2	3	8	11
General and administrative	175	165	647	453
Variable stock option compensation	1,119	848	518	1,453
Interest income	(8)	(6)	(15)	(19)
Loss on derivative instrument, unexercised Crown warrants	3,253	-	3,253	-
Gain on investment in Solitario Resources Corporation	(1,030)	-	(1,030)	-
Equity in loss of Solitario Resources Corporation	52	139	475	354
Other	-	54	-	-
Loss before income taxes	(3,583)	(1,231)	(3,886)	(2,280)
Income tax (expense) benefit	(1,985)	418	(1,881)	774
Net loss	$(5,568)	$ (813)	$(5,767)	$(1,506)
Basic and diluted loss per common share:	$ (0.15)	$ (0.15)	$ (0.21)	$ (0.31)
Weighted average number of common shares outstanding	37,366	5,533	27,139	4,918

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)	Nine months ended September 30,
	2004	2003
Operating activities:		(as restated, see Note 9)
Net loss	$(5,767)	$(1,506)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8	11
Equity in loss of Solitario Resources Corporation	475	354
Variable stock option compensation	518	1,453
Loss on derivative instrument	3,253	-
Gain on investment in Solitario Resources Corporation	(1,030)	-
Deferred income tax (benefit)	1,881	(774)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(177)	44
Accounts payable and other current liabilities	526	(163)
Net cash used in operating activities	(313)	(581)
Investing activities:
Additions to mineral properties	(1,803)	(684)
Increase in other assets	-	(12)
Net cash used in investing activities	(1,803)	(696)
Financing activities:
Payment on long-term debt	-	(18)
Proceeds from exercise of stock options	1,355	-
Proceeds from exercise of warrants	711	-
Common stock issued for cash	-	13
Payment of restricted cash	-	(33)
Proceeds from issuance of Subordinated B notes	-	2,705
Net cash provided by financing activities	2,066	2,667
Net increase (decrease) in cash and cash equivalents	(50)	1,390
Cash and cash equivalents, beginning of period	2,365	1,033
Cash and cash equivalents, end of period	$2,315	$2,423
Supplemental disclosure of cash flow information:
Cash paid for capitalized interest	$ 181	$ -
Non-cash transactions:
Non-cash interest capitalized	$3,700	$1,812
Common stock issued on conversion of Senior Notes	$3,600	$ -
Common stock issued on cashless exercise of warrants	$ 26	$ -

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Significant Accounting Policies

General

          The accompanying condensed consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") as of and for the three and nine months ended September 30, 2004 and 2003 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

Business

          Crown Resources Corporation and its subsidiaries ("Crown") engage principally in the acquisition, exploration and development of mineral interests, which presently exist in the western United States. As discussed in Note 5 below, prior to Crown's distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, Crown owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia, and Peru.

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

Recent Developments

          On July 14, 2004, holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 261,535 shares for accrued interest through the date of conversion). As of September 30, 2004, Crown has no Senior Notes outstanding.

          Between July 7 and July 12, 2004, holders of Crown options representing 3,287,500 shares exercised their options by paying a total of $1,318,000 to Crown. As of September 30, 2004, Crown had no outstanding stock options.

          On July 14, 2004, holders of Crown's warrants exercisable into 947,140 shares exercised the warrants on a cash basis into 947,140 shares of Crown common stock by paying a total of $711,000 to Crown. On July 12, 2004 Solitario exercised warrants for 3,771,428 shares of common stock on a cashless basis and received 2,398,319 shares of Crown common stock. On August 11, 2004 holders of Crown warrants exercisable into 419,049 shares exercised the warrants on a cashless basis and received 208,118 shares of Crown common stock. As of September 30, 2004, Crown has warrants outstanding which are exercisable for up to 8,243,335 shares with an exercise price of $0.75 per share and which expire in October 2006. See discussion of the unexercised warrant liability in Note 6 below.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. During the three months ended September 30, 2004, Crown distributed 48,293 Retained Shares upon the exercise of warrants and at September 30, 2004, had 950,013 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2004, Crown recorded a gain on its investment in Retained Shares of $1,030,000. Crown has recorded a liability for its entire investment balance, which is included in its unexercised warrant liability, see Note 6 below. In addition, Crown retained 93 Solitario shares, from fractional shares, which it intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario.

          As a result of the above conversions of Crown Senior Notes, and the exercises of Crown options and Crown warrants the number of outstanding shares during the third quarter has increased as follows:

Common shares outstanding at June 30, 2004
  Shares issued on conversion of Senior Notes
  Shares issued on exercise of options
  Shares issued on exercise of warrants
Common shares outstanding at September 30, 2004

22,428,806 10,744,249 3,287,500 3,553,577 40,014,132

Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those option grants using variable plan accounting as of July 2000. In July 2002, Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled option awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance Financial Accounting Standards Board ("FASB") interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." Crown recorded compensation expense of $1,119,000 and $518,000, respectively, for the three and nine months ended September 30, 2004 related to the increase in the intrinsic value of these option awards through the date of their exercise. Crown recorded compensation expense of $848,000 and $1,453,000, respectively, for the three and nine months ended September 30, 2003 related to an increase in the intrinsic value of these option awards. As of December 31, 2003, Crown had recorded $2,149,000 of unearned compensation expense related to the unearned intrinsic value of these variable plan accounting options. During the third quarter of 2004, all of Crown's outstanding options were fully vested and were exercised, which resulted in $824,000 of previously recorded unearned compensation being recognized as part of the $1,119,000 compensation expense recorded during the quarter. At September 30, 2004 Crown has no stock options outstanding.

          Crown computes pro forma information as if Crown had accounted for its stock options under the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" and SFAS No. 123 "Accounting for Stock-Based Compensation." Holders of options representing 3,287,500 and 3,379,000 shares, respectively, exercised their options during the three and nine months ended September 30, 2004. Of these options exercised during the three and nine months ended September 30, 2004, options for 2,452,500 and 2,544,000 shares, were accounted for with variable plan accounting. Holders of options for 5,000 and 35,000 shares exercised their options during the three and nine months ended September 30, 2003, all of which were accounted for with variable plan accounting. The following pro forma information is provided for the fair values of options outstanding during these periods.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net loss as reported	$(5,568)	$ (813)	$(5,767)	$(1,506)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	739	559	342	959
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(134)	(38)	(198)	(102)
Pro forma net loss	$(4,963)	$ (292)	$(5,623)	$ (649)
Basic and diluted net income (loss) per share:
As reported	$ (0.15)	$(0.15)	$ (0.21)	$ (0.31)
Pro forma	$ (0.13)	$(0.05)	$ (0.21)	$ (0.13)

Net Loss Per Common Share

          The net loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Basic and diluted EPS were the same for the three and nine months ended September 30, 2004 and 2003 because the Company had losses from operations and therefore, the effect of all potential common stocks was antidilutive.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Potentially dilutive common shares are excluded from the computations in loss periods, as their effect would be antidilutive.  As of September 30, 2004 Crown had warrants which could be exercised for 8,243,335 common shares, that could potentially dilute earnings per share but were excluded from the computation of per share amounts for the three and nine months ended September 30, 2004, as their inclusion would have been anti-dilutive. At September 30, 2003 Crown had stock options, warrants and convertible debt securities of approximately 44,740,000 shares that could potentially dilute earnings per share but were excluded from the computation of per share amounts for the three and nine months ended September 30, 2003, as their inclusion would have been antidilutive.

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Crown adopted EITF No. 04-2 on April 1, 2004 and reclassified all of its mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in its balance sheets and will not amortize exploration stage mineral interests prior to the commencement of production.

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

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3") which evaluated certain issues related to values in mining properties beyond proven and probable reserves ("VBPP") and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset is impaired. The consensus reached by the EITF is to be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. Crown adopted EITF No. 04-3 on April 1, 2004 and it did not have a have any impact on its financial position, results of operations, or cash flows.

2.     Merger Agreement

          On November 20, 2003, Crown executed the Merger Agreement with Kinross whereby each of the outstanding shares of common stock of Crown will be exchanged for 0.2911 shares of Kinross common stock at closing (the "Merger"). The Merger is subject to the approval of two-thirds of Crown's shareholders and customary closing conditions. Until the Merger is completed, Crown is required to operate its business in the ordinary course, and is restricted from engaging in certain significant business and financing transactions, or changes in corporate structure.

          The Merger Agreement contemplates that all outstanding stock options to purchase Crown common stock will either be exercised or terminated prior to the effective time of the Merger. Between July 7 and July 12, 2004 all remaining options were exercised and as of September 30, 2004, Crown has no remaining stock options outstanding. Additionally, holders of unexercised warrants to purchase shares of Crown common stock will be allowed to elect to exchange the warrant for 0.2911 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective time of the Merger on a cashless basis. Any warrants not exercised prior to the merger will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement.

          As a result of an extension of the previous termination date from September 30, 2004 until December 31, 2004, during the third quarter of 2004, the Merger Agreement may be terminated by either party if the transaction has not been consummated by December 31, 2004 subject to certain conditions, by mutual written consent, or upon the failure of Crown to obtain the approval of its shareholders. Both Crown and Kinross may also terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement. Should Crown fail to complete the Merger as a result of receiving a superior proposal within six months of the date of the Merger Agreement, Crown will be obligated to pay Kinross a termination fee of $2.0 million plus Kinross' documented, reasonable third-party, out-of-pocket expenses in connection with the Merger Agreement.

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

          The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at Crown's election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured Notes were converted into shares of Crown common stock. See Note 4.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of November 5, 2004, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of Crown common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to Crown.

4.     Long-term Debt

Senior Notes

          In October 2001 Crown issued $3,600,000 of 10% convertible secured promissory notes due in October 2006 (the "Senior Notes"). The Senior Notes were secured by all of the assets of Crown on a pari-passu basis with the Secured Notes. The assets consist primarily of Crown's interest in the Buckhorn Mountain Project and its wholly owned subsidiary, Crown Resource Corp. of Colorado, whose assets consisted primarily of an equity interest in Solitario Resources Corporation ("Solitario").

          The Senior Notes had a five-year term and carry a 10% interest rate, payable quarterly in cash or Crown common stock at the conversion prices of $0.35 and $0.2916 per share at the election of Crown. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow are also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible, which warrant will be exercisable into a Crown common share at $0.75 per share, subject to adjustment. Solitario also invested in a separate Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants. On July 14, 2004 holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 258,535 shares for accrued interest through the date of conversion). As of September 30, 2004 Crown has no Senior Notes outstanding.

          On the date of issuance, the warrants described above had an estimated value of $379,000, which was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This warrant discount was being amortized over the life of the Senior Notes and charged as capitalized interest costs, using the effective interest method. Upon conversion of the Senior Notes in July 2004, the remaining unamortized warrant discount of $179,000 was charged as capitalized interest cost.

          Under generally accepted accounting principles, any intrinsic value of the conversion feature (market price of the stock less the effective conversion price) of the Senior Notes, commonly known as a beneficial conversion feature, must also be recorded as a discount to the Senior Notes. On the date of issuance, there was no intrinsic value associated with the conversion feature of the Senior Notes and no discount was recorded thereon. However, when the Court approved the Plan of Crown on May 30, 2002, the terms of the Senior Notes were effectively changed, since the conversion price remained unchanged despite a 1 for 5 reverse split of Crown's common stock as required by the Plan. Based upon these revised terms, the intrinsic value of the conversion feature of the Senior Notes as of their issuance date was $3,221,000. Effective May 30, 2002, this amount has been recorded as a discount to the Senior Notes and credited to additional paid-in capital. This conversion feature discount is being amortized over the remaining life of the Senior Notes and charged as capitalized interest cost. Upon conversion of the Senior Notes in July 2004, the remaining unamortized discount of $2,925,000 was charged as capitalized interest cost.

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

          In October 2003 and November 2003 $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock prior to the automatic conversion on November 5, 2003. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

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

Keystone Note

          In July 2001, as part of the termination of its joint venture on the Buckhorn Mountain Project with Newmont Mining Corporation, Crown assumed a note with a face value of $250,000 due February 22, 2002 (the "Keystone Note"). Crown recorded the Keystone Note at its discounted fair value of $237,000. On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the Keystone Note $30,000 and extending the term of the Keystone Note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. As a result of this amendment to the terms of the Keystone Note, Crown recorded a discount of $41,000 to its recorded value of the Keystone note for the present value of the remaining payments, and other income of the same amount. This discount is being amortized to capitalized interest cost over the remaining term of the note. During the three and nine months ended September 30, 2004, Crown recorded capitalized interest cost of $2,000 and $7,000, respectively which represented amortization of its discount on the Keystone note. During the three and nine months ended September 30, 2003, Crown recorded capitalized interest cost of $3,000 and $9,000, respectively which represented amortization of its discount on the Keystone note. At September 30, 2004 and December 31, 2003, the current portion of the Keystone Note was $50,000 and $49,000 respectively.

Interest

          Interest costs are capitalized on mineral properties and mineral interest under development. Interest is capitalized by applying a weighted average interest rate to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized all of its interest costs of $3,531,000 and $3,881,000, respectively, for the three and nine months ended September 30, 2004, respectively. Crown capitalized all of its interest costs of $697,000 and $1,812,000 for the three and nine months ended September 30, 2003, respectively. At September 30, 2004 and December 31, 2003 a total of $17,766,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral property at the Buckhorn Mountain Project.

          Prior to their conversion, Crown could pay interest on the Senior Notes, the Secured Notes, the Subordinated Notes and the Subordinated B Notes in cash or Crown common shares, at its election. Crown accrued interest at the nominal rate of 10% during the period the notes were outstanding. For interest paid in Crown common shares, capitalized interest cost was adjusted on the interest payment date to the market value of the common shares issued on that date.

          Crown recorded the following amounts to capitalized interest cost related to long-term debt:
	Three months ended September 30,
	2004			2003
(in thousands)						Subor-	Subor-
	Senior	Keystone		Senior	Secured	dinated	dinated	Keystone
Notes:	Notes	Note	Total	Notes	Notes	Notes	B Notes	Note	Total
Stated interest	$ 14	$ -	$ 14	$ 91	$ 50	$100	$69	$ -	$310
Warrant discount amortization	3	-	3	19	-	-	-	-	19
Beneficial conversion feature discount amortization	11	2	13	34	55	-	-	3	92
Unamortized discount charged to interest upon conversion or exercise	3,104	-	3,104	-	-	-	-	-	-
Increase (decrease) in interest cost from shares issued for interest	397	-	397	153	83	24	16	-	276
Total capitalized interest cost	$3,529	$ 2	$3,531	$297	$188	$124	$85	$ 3	$697

	Nine months ended September 30,
	2004			2003
(in thousands)						Subor-	Subor-
	Senior	Keystone		Senior	Secured	Dinated	dinated	Keystone
Notes:	Notes	Note	Total	Notes	Notes	Notes	B Notes	Note	Total
Stated interest	$ 194	$ -	$ 194	$269	$150	$299	$164	$ 1	$ 883
Warrant discount amortization	41	-	41	56	-	-	-	-	56
Beneficial conversion feature discount amortization	138	7	145	81	155	-	-	9	245
Unamortized discount charged to interest upon conversion or exercise	3,104	-	3,104	-	-	-	-	-	-
Increase (decrease) in interest cost from shares issued for interest	397	-	397	373	200	27	28	-	628
Total capitalized interest cost	$3,874	$ 7	$3,881	$779	$505	$326	$192	$ 10	$1,812

      For the three and nine months ended September 30, 2004, interest income from Crown's interest bearing cash and short term investments of $8,000 and $15,000, respectively has been recorded in Crown's consolidated statements of operations. For the three and nine months ended September 30, 2003, interest income of $6,000 and $19,000, respectively has been recorded in Crown's consolidated statements of operations.

Future minimum payments

          At September 30, 2004, future minimum payments on long term debt consist of two $50,000 payments on the Keystone note in due December 2004 and 2005.

5.          Equity Method Investment in Solitario Resources Corporation:

          Crown accounted for its investment in Solitario under the equity method of accounting.  On July 26, 2004 Crown distributed its holdings of 9,633,585 shares of Solitario's common stock to its stockholders. See Note 1 above. The fair value, based on the quoted market price, of Crown's 9,633,585 shares of Solitario common stock was approximately $11,271,000 at July 26, 2004 and $13,198,000 at December 31, 2003.

Condensed financial information of Solitario is as follows:

Balance Sheets
(in thousands)	As of July 26, 2004 (the spin-off date)	As of December 31, 2003
Assets
Current assets	$ 1,166	$ 3,993
Mineral properties, net	2,707	2,760
Investment in Crown warrant, at fair value	-	5,591
Note receivable from Crown	-	937
Investment in Crown shares, at fair value	9,107	-
Other	87	7
Total assets	$13,067	$13,288
Liabilities and stockholders' equity
Current liabilities	$ 310	$ 763
Deferred income taxes	962	591
Stockholders' equity	11,795	11,934
Total liabilities and stockholders' equity	$13,067	$13,288

Statements of Operations	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004 *	2003	2004 **	2003

Unrealized loss (gain) on derivative instruments	$(612)	$(944)	$ 1,742	$(2,320)
Other costs and expenses	141	341	1,263	859
Income tax (expense) benefit	(131)	-	800	-
Net (loss) income	$ 602	$ 603	$(2,205)	$ 1,461

\Reconciliation of Solitario's stockholders' equity to Crown's investment in Solitario
(in thousands)	As of July 26, 2004 (the spin-off date)	As of December 31, 2003
Solitario stockholders' equity, as reported	$11,795	$11,934
Adjustments:
Less Solitario's book value of Crown securities, recorded as treasury stock	1,883	793
Less Solitario's accumulated other comprehensive income, related to gains on Crown common stock, net of $1,254 and $607 of tax at July 26, 2004 and December 31, 2003, respectively	2,230	1,144
Less Solitario's unrealized gain on derivative instruments, related to gain on Crown warrants, net of $291 and $669 of tax at July 26, 2004 and December 31, 2003, respectively	4,031	4,812
Solitario adjusted stockholder's equity	3,651	5,185
Crown percentage ownership (2)	37.1%	38.7%
Crown's investment in unconsolidated subsidiary	$ 1,355	$ 2,004

Reconciliation of Solitario's net (loss) income to Crown's equity in loss of Solitario
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2004 *	2003	2004 **	2003
Solitario net (loss) income as reported	$ 602	$ 603	$ (2,205)	$ 1,461
Adjustments:
Solitario's derivative losses (gains) recorded in its statement of operations for its holdings of Crown warrants, net of $291 and $669 in income taxes in the three and nine months ended September 30, 2004	(743)	(944)	942	(2,320)
Solitario adjusted loss	(141)	(341)	(1,263)	(859)
Crown weighted average percentage (2)	37.1%	40.8%	37.6%	41.2%
Crown's equity in loss of Solitario	$ (52)	$ (139)	$ (475)	$ (354)

* Operations during the period from July 1, 2004 to July 26, 2004, the date of the spin-off.

** Operations during the period from January 1, 2004 to July 26, 2004, the date of the spin-off.

(1) For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses, Crown has excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

(2) The weighted average interest of Crown in Solitario's net loss for the three and nine months ended September 30, 2004 reflects the dilution of Crown's ownership interest resulting from Solitario's issuance of 1,021,000 shares of its common stock upon the exercise of options. These transactions reduced Crown's investment in Solitario from 38.7% as of December 31, 2003 to 37.1% as of July 26, 2004, the spin-off date. Crown's proportionate interest in this issuance of Solitario shares, net of taxes, has been recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital.

Distribution of Solitario shares in the spin-off

          The distribution of Crown's equity-method investment in Solitario was accounted for at the recorded amount of the non-monetary assets distributed, pursuant to Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB No. 29"). Accordingly, on July 26, 2004, Crown reduced its equity method investment in Solitario by the recorded value of $1,355,000, reduced its investment in treasury stock $699,000 for shares of Crown stock held by Solitario and increased other comprehensive income $26,000 for Crown's share of Solitario's loss on marketable equity securities. As a result of retaining the 998,306 Retained Shares, on July 26, 2004, Crown recorded an investment in Solitario of $214,000, which represents the proportional amount of Crown's historical cost investment as a result of the retaining the Retained Shares. Crown charged accumulated deficit $1,866,000 for the disposition of its equity-method investment in Solitario less the recorded investment in retained shares of Solitario. Crown also offset the increase to other comprehensive income by $9,000 for the related deferred tax benefit.

          Subsequent to the spin-off, upon the exercise of any remaining warrants, Crown will reduce its investment in the Retained Shares with a proportional reduction in its $214,000 historical cost investment based upon the number of Retained Shares distributed by a charge to accumulated deficit. Any accumulated gain and loss related to the fair value of the Retained Shares distributed will be charged against the unexercised warrant liability. See Note 6 below for a discussion of Crown's unexercised warrant liability related to the Retained Shares.

          Although the spin-off of Crown's interest in Solitario to its stockholders is expected to be a taxable transaction, it will not result in current tax due to the utilization of net operating losses. However, because the spin-off of Crown's holdings of Solitario is taxable at the fair market value of the shares distributed, rather than the recorded cost of its investment, Crown recorded an increase in its deferred tax liability of $1,066,000 with an offsetting charge to income tax expense for the estimated tax related to the anticipated tax gain. In addition, Crown recorded the reversal of $2,068,000 previously recorded deferred tax benefits related to the difference between Crown's book and tax basis in Solitario as a charge to income tax expense. The existing deferred tax liability is expected to be offset in the future by existing net operating losses.

6.     Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant, including those related to the Retained Shares, are recorded in the statement of operations as gain or loss on derivative instruments. Upon exercise of the warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the Retained Shares distributed and the Crown common stock issued. During the quarter ended September 30, 2004, Crown recorded a loss on derivative instrument of $3,253,000, related to the increases in the fair value of the unexercised warrants. On July 12, 2004, Solitario exercised warrants for 3,771,428 on a cashless basis and received 2,398,319 shares of Crown common stock. On July 15, 2004, warrant holders exercised warrants for 947,140 shares for cash by paying $711,000 and received 947,140 shares of Crown common stock. Crown reduced its unexercised warrant liability by $6,284,000 and credited stockholders' equity by the same amount for the fair value of the Crown stock issued related to those warrant exercises. On August 16, 2004, a warrant holder exercised a warrant for 419,049 shares on a cashless basis and received 208,118 shares of Crown common stock and 48,293 Retained Shares. Crown reduced its investment in retained shares of Solitario $49,000 with a $10,000 charge to accumulated deficit for the proportional share of the historical cost equity method investment and by $39,000 by a charge the unexercised warrant liability for the accumulated gain related to the fair value of the Retained Shares distributed on the date of exercise. Crown also reduced its unexercised warrant liability by $368,000 and credited stockholders' equity by the same amount for the fair value of the shares of Crown common stock issued. At September 30, 2004, the remaining fair value of the securities to be issued under the warrants was $12,659,000. All fair values for both the Retained Shares and the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

7.     Comprehensive Loss

The following represents comprehensive loss and its components:
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net loss as reported	$(5,568)	$(813)	$(5,767)	$(1,506)
Net unrealized gain (loss) on marketable equity securities, net of tax expense (benefit) of $(9) and $14 in the three months ended September 30, 2004 and 2003, respectively and tax expense (benefit) of $20 and $(12) in the nine months ended September 30, 2004 and 2003, respectively	(16)	28	39	(23)
Disposition of Crown's interest in Solitario's loss on marketable equity securities, net of tax (benefit) of $(9) in the three and nine months ended September 30, 2004	17	-	17	-
Comprehensive loss	$(5,567)	$(785)	$(5,711)	$(1,529)

8.     Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown's activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $96,000 and $293,000 for the three months and nine months ended September 30, 2004, respectively. Management service fees paid by Solitario were $89,000 and $275,000 for the three and nine months ended September 30, 2003, respectively. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. During the three months ended September 30, 2004, Crown distributed 48,293 Retained Shares upon the exercise of warrants and at September 30, 2004, had 950,013 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2004, Crown recorded a gain of $1,030,000 on its investment in retained shares of Solitario. Crown recorded a liability for its entire investment balance, which is included in its unexercised warrant liability. See Note 6 above. In addition Crown retained 92 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $50,000 in cash as interest income under the Senior Notes for the nine months ended September 30, 2004. Solitario was paid 89,522 and 249,718, respectively, Crown shares as interest income under the Senior Notes for the three and nine months ended September 30, 2003. On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gives Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gives Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. See Note 6 above.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 38.1% of the then outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of September 30, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of September 30, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of the then outstanding Crown shares.

          As of September 30, 2004, Solitario owns 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding shares of Crown.

9.     Restatement

          Subsequent to the issuance of Crown's unaudited condensed consolidated financial statements for the quarter ended September 30, 2003, Crown determined it had not properly (i) capitalized interest costs related to the development of its Buckhorn Mountain Project; (ii) recorded Crown's equity interest in certain adjustments made by Solitario required by SFAS No. 142; and (iii) recorded a gain on the restructuring of its Keystone Note as a discount to be amortized over the remaining life of the Keystone Note when the note was renegotiated in December 2001, as discussed below.

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

(ii)      Subsequent to the issuance of Solitario's unaudited consolidated financial statements for the quarter ended September 30, 2003, Solitario determined that it had not properly adopted the provisions of SFAS No. 142 in relation to the classification of assets as intangible mineral interests, and had not recorded the related amortization of those intangible assets and that Solitario had capitalized certain costs that should have been expensed as incurred.

(iii)      Subsequent to the issuance of Crown's unaudited condensed consolidated financial statements for the quarter ended September 30, 2003, Crown determined that it should have accounted for the renegotiation of the Keystone Note as a debt extinguishment and recognized a gain it its 2001 statement of operations, to the extent of the difference between the present value of the Keystone Note payments before and after the renegotiation and amortize that discount to interest cost over the remaining term of the note.

          As a result, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION
	Three months ended September 30, 2003		Nine months ended September 30, 2003
(in thousands except per share amounts)	As previously reported	As restated	As previously reported	As restated
Costs and expenses:
Exploration expense	$ 3	$ 28	$ 3	$ 28
Interest expense	694	-	1,803	-
Equity in loss of Solitario Resources Corporation	91	139	193	354
Loss before income tax	(1,852)	(1,231)	(3,898)	(2,280)
Income tax benefit	629	418	1,324	774
Net loss	(1,223)	(813)	(2,574)	(1,506)
Basic and diluted loss per share	$ (0.22)	$ (0.15)	$ (0.52)	$ (0.31)

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

          As discussed in Note 9 to the condensed consolidated financial statements, our financial statements for the three and nine months ended September 30, 2003 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of September 30, 2004, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions.

(b.) Recent Financing Transactions

          On July 14, 2004 holders of our $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of our common stock (which include 261,535 shares for accrued interest through the date of conversion) and as of September 30, 2004, we have no Senior Notes outstanding.

          Between July 7 and July 12, 2004, holders of our options representing 3,287,500 shares exercised their options by paying a total of $1,318,000 to us and as of September 30, 2004, we have no outstanding stock options.

          On July 14, 2004, holders of our warrants exercisable into 947,140 shares exercised the warrants on a cash basis into 947,140 shares of our common stock by paying a total of $711,000 to us. On July 12, 2004, Solitario exercised warrants exercisable into 3,771,428 shares of common stock on a cashless basis and received 2,398,319 shares of our common stock. As of November 5, 2004, we have warrants outstanding which are exercisable for up to 8,243,335 shares with an exercise price of $0.75 per share and which expire in October 2006. See Note 6 and 8 to our unaudited financial statements.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. During the three months ended September 30, 2004, we distributed 48,293 Retained Shares upon the exercise of warrants and at September 30, 2004, had 950,013 Retained Shares. We carry our investment in retained shares of Solitario at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2004, we recorded a gain of $1,030,000 on our investment in the Retained Shares and have recorded a liability for our entire investment balance, which is included in unexercised warrant liability, see Note 6 to our unaudited financial statements. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

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

          The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at our election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured notes were converted into shares of our common stock.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of November 5, 2004, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

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

          Three months ended September 30, 2004 compared to September 30, 2003

          For the three months ended September 30, 2004 we had a net loss of $5,568,000, or $0.15 per share, compared to net loss of $813,000, or $0.15 per share for the three months ended September 30, 2003. The increase in the net loss in 2004 primarily related to (i) a$3,253,000 loss on derivative instruments related to the increase in the fair value of our warrants, (ii) income tax expense of $3,203,000 related to a reversal of previously recorded temporary differences between the book and tax basis of Crown's investment in Solitario upon the spin-off and recognition of a liability for anticipated tax gain as well as (iii) an increase in variable stock option compensation expense, which in turn is directly affected by changes in the underlying price of our common shares. We also recorded increases in general and administrative costs, associated with our Kinross merger related costs during the three months ended September 30, 2004 compared to the same period in the prior year. These increases in expenses were partially offset by both a reduction in our equity in loss of Solitario which we ceased including in our results after July 26, 2004, the date of the spin-off, and a gain on the investment in retained shares of Solitario. The change in the relative per share amounts are primarily due to additional shares outstanding from debt conversions and warrant exercises in the third quarter of 2004. Each of these items is discussed in more detail below.

          Exploration expense of $20,000 and $28,000 during the three months ended September 30, 2004 and 2003, respectively, related to certain property tax and option payments.

          General and administrative expenses increased to $175,000 in the three months ended September 30, 2004 from $165,000 in the same period of 2003, primarily as a result of increased professional fees for legal and accounting services related to our pending merger with Kinross. Legal and accounting costs were $63,000 in the three months ended September 30, 2004, compared to $58,000 in the three months ended September 30, 2003. Amounts charged to Solitario for management fees during the three months ended September 30, 2004 increased to $96,000 from $89,000 in the three months ended September 30, 2003 primarily as a result of higher activity in Solitario, compared to the prior year. Other general and administrative costs, including salaries and other personnel related costs, were comparable during the third quarter of 2004 and 2003.

          Variable stock option compensation expense increased significantly to $1,119,000 in the three months ended September 30, 2004 compared to $848,000 in the same period of 2003. This increase was the result of an increase in the intrinsic value of our stock options of $295,000 due to a net increase in the value of our common stock from $1.75 per share at June 30, 2004 to an average of $1.88 per share in July 2004. In addition, all of the options under variable plan accounting were vested and exercised, resulting in recognition of deferred compensation of $824,000 during the period. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. All of our unexercised stock options were exercised during July 2004.

          Our equity in the loss of Solitario was $52,000 in the three months ended September 30, 2004, compared to $139,000 in the same period of 2003. The decrease resulted from Crown's distribution of its holdings of Solitario's shares on July 26, 2004 and no longer including Solitario's expenses beyond that date in the third quarter of 2004.

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of our 9,633,585 shares of Solitario common stock, the classification of our warrants changed from an equity derivative instrument to that of a liability derivative instrument. As a result we began accounting for changes in the fair value of the securities to be issued or distributed upon the exercise of those warrants as a gain or loss in the statement of operations. Additionally, we recorded any changes in the fair value of the Retained Shares as a gain or loss in the statement of operations. During the three months ended September 30, 2004, we recorded a gain on the investment in retained shares of Solitario of $1,030,000 related to the increase in the fair value of the Retained Shares. This increase in the fair value of the Retained Shares was offset by a related increase in the fair value of the unexercised warrant liability related to changes in the fair value of the Retained Shares to be distributed. During the third quarter of 2004 we recorded loss on derivative instrument of $3,253,000 related to an increase in the fair value of the Retained Shares as well as an increase in the fair value of shares of Crown common stock to be issued under the warrants. There were no similar charges in the prior year quarter.

       We recorded income tax expense of $1,985,000 in the three months ended September 30, 2004 compared to an income tax benefit of $418,000 during the same period of 2003. Although the spin-off of our interest in Solitario to our stockholders is expected to be a taxable transaction, this will not result in current tax due to the utilization of net operating losses. However, because the spin-off of our holdings of Solitario is taxable at the fair market value of the shares distributed, rather than the recorded cost of our holdings, we recorded an increase in our deferred tax liability of $1,066,000 with an offsetting charge to income tax expense for the estimated tax related to the anticipated tax gain. In addition, Crown recorded $2,068,000 as a charge to income tax expense for the reversal of previously recorded deferred tax benefits related to the difference between Crown's book and tax basis in Solitario. The existing deferred tax liability is expected to be offset by existing net operating losses. If our pending Merger with Kinross is not completed, we anticipate offsetting any additional operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

          Nine months ended September 30, 2004 compared to September 30, 2003

          For the nine months ended September 30, 2004, we had a net loss of $5,767,000, or $0.21 per share, compared to net loss of $1,506,000, or $0.31 per share for the nine months ended September 30, 2003. The relative change in net loss per share is primarily due to additional shares outstanding as a result of debt conversion and warrant exercises during 2004. The increase in the net loss in 2004 primarily related to (i) the $3,253,000 loss on derivative instruments discussed above, (ii) income tax expense of $1,881,000 primarily related to a reversal of previously recorded temporary differences between the book and tax basis of Crown's investment in Solitario upon the spin-off and recognition of a liability for anticipated tax gain as well as (iii) increases in general and administrative expenses, associated with our Kinross merger related costs and an increase in our equity in the loss of Solitario during the period in 2004 up to July 26, 2004, the spin-off date, compared to the nine months ended September 30, 2003. These increases in expenses were partially offset by both the gain of $1,030,000 on the increase in the fair value of the Retained Shares discussed above and a reduction in variable option compensation expense, which in turn is directly affected by changes in the underlying price of our common shares. Other than the gain of $1,030,000 and the loss of $3,253,000 discussed above, each of these items is discussed in more detail below.

          Exploration expense, related to property tax, option and claim payments, of $30,000 was recorded during the nine months ended September 30, 2004, and is comparable to the $28,000 of exploration expense recorded in the same period in the prior year.

          General and administrative expenses increased to $647,000 in the nine months ended September 30, 2004 from $453,000 in the same period of 2003, primarily as a result of increased professional fees for legal and accounting services related to our pending merger with Kinross. Legal and accounting costs were $341,000 in the nine months ended September 30, 2004, compared to $130,000 in the nine months ended September 30, 2003. Amounts charged to Solitario for management fees during the nine months ended September 30, 2004 increased to $293,000 from $275,000 in the nine months ended September 30, 2003 primarily as a result of higher activity in Solitario, compared to the prior year. Other general and administrative costs, including salaries and other personnel related costs, were comparable during the nine months ended September 30, 2004 and 2003. If our pending Merger with Kinross is not completed we expect our 2004 full-year general and administrative costs to be comparable to 2003 as a result of ongoing professional service costs related to the Merger, which we have incurred during the first nine months of 2004 and the last three months of 2003.

          Variable stock option compensation expense decreased significantly to $518,000 in the nine months ended September 30, 2004 compared to $1,453,000 in the same period of 2003. This decrease was due to vesting of the options, resulting in recognition of deferred compensation of $2,149,000 during the period which was partially offset by a decrease in the net intrinsic value of our options of $1,631,000 due the decrease in the price of our common stock from $2.58 per share at December 31, 2003 to an average of $1.88 per share in July 2004, when the options under variable plan accounting were exercised. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. All of our unexercised stock options were exercised during July 2004.

          Our equity in the loss of Solitario was $475,000 in the period of 2004 up to July 26, the spin-off date, compared to $354,000 in the nine months ended September 30, 2003. The increase resulted from Solitario's increased net exploration expense, higher general and administrative costs, and decreased interest income during 2003. Solitario's increased net exploration expense related to the majority of Solitario's exploration costs on its Pedra Branca Project in Brazil being paid by its joint venture partner on the Project. Solitario's net exploration cost increased from $211,000 in the nine months ended September 30, 2003 to $861,000 in the nine months ended September 30, 2004. In addition in 2004, Solitario also focused some of its exploration efforts in the first nine months ended September 30, 2004 on newly acquired projects, which also contributed to the increase in the nine months ended September 30, 2004 compared to the same period of 2003. Additionally, Solitario had higher general and administrative expenses, which were $555,000 in the nine months ended September 30, 2004 compared to $218,000 in the nine months ended September 30, 2003 as a result of increased legal and accounting costs related to Solitario's filing of its Form 10 registration statement with the United States Securities and Exchange Commission.

          We recorded income tax expense of $1,881,000 in the nine months ended September 30, 2004 compared to an income tax benefit of $774,000 during the same period of 2003. The increase in income tax expense related to the spin-off of our holdings of Solitario being taxable at the fair market value of the shares distributed, rather than the recorded cost of our holdings. In the third quarter of 2004, we recorded an increase in our deferred tax liability of $1,066,000 with an offsetting charge to income tax expense for the estimated tax related to the anticipated tax gain. In addition, Crown recorded $2,068,000 as a charge to income tax expense for the reversal of previously recorded deferred tax benefits related to the difference between Crown's book and tax basis in Solitario. The remaining change in tax expense and benefit from the same period in the prior year was related to the level of pre-tax loss in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

          Nine months ended September 30, 2004 compared to September 30, 2003

          Net cash used in operating activities decreased to $313,000 in the first nine months of 2004 compared to $581,000 in the first nine months of 2003. The decrease of $268,000 in net cash used in operating activities from the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to an increase in current liabilities from December 2003 to September 2004 of $526,000 compared to a decrease in current liabilities of $163,000 from December 2002 to September 2003. Current liabilities increased significantly at September 30, 2004 as a result of significant additional permitting work at the Buckhorn Mountain Project during the third quarter of 2004, which had not been paid as of September 30, 2004. This increase in current liabilities mitigated increased general and administrative costs for legal and accounting work associated with the Kinross Merger as well as an increase in current assets at September 30, 2004 from the prior year end compared to a decrease in current assets at September 30, 2003 from the prior year end.

          Net cash used in investing activities increased to $1,803,000 in the nine months ended September 30, 2004 compared to $696,000 during the nine months ended September 30, 2003 as a result of our increased efforts at the Buckhorn Mountain Project during the nine months ended September 30, 2004. During the nine months ended September 30, 2004 we expended $1,622,000 on non-interest costs in development of our Buckhorn Mountain Project compared to $684,000 during the same period of 2003. In 2004, we incurred costs for permitting and engineering services on the Buckhorn Mountain Project utilizing the Kettle River Mill pursuant to our toll-milling agreement with Kinross. The expenditures during 2003 included work performed to analyze on-site milling and tailings facilities, a study of our underground mining plan and costs to completion of a drilling program, all three of which were necessary to complete the Buckhorn Mountain Project feasibility study, which was prepared by Steffen Robertson and Kirsten, an independent mining and consulting firm ("SRK") during 2003. We capitalized interest paid in cash during the nine months ended September 30, 2004 of $181,000 compared to no capitalized interest paid in cash during the nine months ended September 30, 2003, as all interest costs during the nine months ended September 30, 2003 were related to a combination of accrued interest and amortization of note discounts of $359,000 and shares of our common stock issued as interest of $1,453,000. If our pending Merger with Kinross is not completed, we expect our 2004 net cash used in investing activities to increase compared to 2003 as we currently estimate we will spend approximately $2,300,000 for permitting and development at our Buckhorn Mountain Project in 2004.

          All interest costs, including non-cash interest costs, for the nine months ended September 30, 2004 and 2003 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $3,881,000 for the nine months ended September 30, 2004 compared to $1,812,000 for the nine months ended September 30, 2003. Interest costs increased significantly during the nine months ended September 30, 2004 compared to 2003 primarily as a result of interest cost of $3,104,000 capitalized upon the conversion of our Senior Notes as well as additional interest of $397,000 from the issuance of common stock for interest upon the conversion of our Senior Notes compared to $628,000 of capitalized interest costs during the nine months ended September 30, 2003 related to the issuance of shares of our common stock as interest at market prices above the conversion price, which is charged as interest cost. We expect our interest costs to significantly decline for the full year for 2004 from 2003 as a result of conversion of our Senior, Secured, Subordinated and Subordinated B Notes.

          Net cash provided by financing activities during the nine months ended September 30, 2004 was $2,066,000, related to proceeds from the exercise of warrants and options compared to cash provided of $2,667,000 in the same period of 2003 primarily resulting from the issuance of $2,705,000 Subordinated B Notes in February 2003.

(f.) Contractual obligations and planned expenditures

          We expect expenditures for non-interest permitting and development expenditures at our Buckhorn Mountain Project to be approximately $2,300,000 in 2004. The bulk of these costs will be for completion of a supplemental draft environmental impact statement related to the currently filed amended plan of operations for the Buckhorn Mountain Project. This plan assumes the ores from the Buckhorn Mountain Project will be trucked to Kinross' Kettle River Mill and will be processed in accordance with our toll milling agreement with Kinross. Additionally, we will pay certain claim maintenance fees and legal expenses to maintain our interest in the Buckhorn Mountain Project. The capital costs of the Buckhorn Mountain Project, through initial production, are currently estimated to be approximately $32.6 million, assuming the toll milling discussed above. If the pending Merger is not completed, we will require significant new financial resources in order to develop the Buckhorn Mountain Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms.

          Future contractual obligations and cash commitments at September 30, 2004 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2004	2005	2006	2007	2008+	Total
Long-term debt	50	50	-	-	-	100
Unpatented mining claim payments [1]	17	17	17	17	17	85
Asset retirement obligation	-	-	-	-	60	60
Operating leases	15	39	20	-	-	74
Total commitments	$ 82	$ 106	$ 37	$ 17	$ 77	$ 319

1 Assumes continued payment of mining claim payments on existing mineral properties.

          Cash and cash equivalents amounted to $2,315,000 at September 30, 2004. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital, calculated as current assets less current liabilities, was $1,849,000 at September 30, 2004.

(g.) Related party transactions

          We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by us for services at 25% of our corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses us for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by our management and employees on both our activities and Solitario activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $96,000 and $293,000 for the three months and nine months ended September 30, 2004, respectively. Management service fees paid by Solitario were $89,000 and $275,000 for the three and nine months ended September 30, 2003, respectively.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. During the three months ended September 30, 2004, we distributed 48,293 Retained Shares upon the exercise of warrants and at September 30, 2004, had 950,013 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2004, we recorded a gain of $1,030,000 on our investment in the Retained Shares. We have recorded a liability for our entire investment balance, which is included in unexercised warrant liability, see Note 6 to the unaudited financial statements. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

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

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by us. The proceeds from the first Senior Note (the "Solitario Note") of $350,000 were delivered to us. The proceeds from the second Senior Note of $650,000 were placed in escrow pending the outcome of our voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). In March 2002 an additional $200,000 was advanced to us out of escrow of which Solitario's share of the advance was $56,000. Our plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to us on the effective date of the Bankruptcy, June 11, 2002. The independent Board members of Crown and Solitario approved the transaction. The terms of the transaction on the second Senior Note were the same as given to our other senior lenders (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. We paid Solitario $50,000 in cash as interest income under the Senior Notes for the nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, Solitario was paid 89,522 and 249,718, respectively, in Crown shares as interest income under the Senior Notes. On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of our common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Senior Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gave Solitario the right to purchase 1,857,143 of our shares for $0.75 through October 2006. The second warrant gives Solitario the right to purchase 1,200,000 of our shares at $0.60 through October 2006. On July 12, 2004, Solitario exercised these two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of our common stock from the exercise of these warrants. See also Note 6 to the unaudited financial statements.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of our outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 of our shares or a total of 18,409,472 or 38.1% of our then outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of September 30, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of November 5, 2004, the Signatories hold Crown warrants for 5,714,286 shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of our then outstanding shares.

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

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $3,531,000 and $3,881,000, respectively, for the three and nine months ended September 30, 2004. We capitalized all of our interest costs of $697,000 and $1,812,000, respectively, for the three and nine months ended September 30, 2003. At September 30, 2004 and December 31, 2003 a total of $17,766,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral interests and mineral properties at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral interests with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral interests to assess the recoverability and or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments during the three and nine months ended September 30, 2004 or 2003.

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

Gain and loss on derivative instruments and trading securities

          On July 1, 2004 as a result of declaring, as a dividend, the distribution of our investment in 9,633,585 shares of Solitario, our warrants could be settled in both the Retained Shares and our own common stock. This required the change in the classification of our warrants from an equity derivative instrument to that of a liability derivative instrument, pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We have recorded the fair value of the warrants and our investment in Solitario using the Black-Scholes option-pricing model. Any subsequent changes in the fair value of the securities to be issued or distributed upon the exercise of our warrants are recorded as a gain or loss in the statement of operations. In addition, as a result of classifying this investment as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we record any gains or losses on the increase in the fair value of our investment in Solitario in the statement of operations

          The Black-Scholes option-pricing model utilizes certain assumptions about the underlying securities to determine the fair value of our unexercised warrants and our investment in Solitario. These assumptions include (i) the current quoted market price of the underlying securities as an estimate of intrinsic value, (ii) an estimate of the historical volatility of the underlying securities based upon the closing market price for the securities over the last five years, (iii) a risk free interest rate based upon the current quoted interest rate for a similar-term United States Treasury strip securities and (iv) the estimated life of the warrants based upon their current expiration date. Changes in these factors could have a material impact on our reported financial position, and results of operations.

(i.) Environmental, Permitting and Legal

          In July 2001, we became the sole owner of the Crown Jewel project and renamed it the Buckhorn Mountain Project. Previously, the Crown Jewel Project had been subject to a joint venture agreement between Crown and Battle Mountain. Battle Mountain had proposed an open-pit mining operation with an on-site processing facility. Battle Mountain's proposed open-pit Crown Jewel Project was subjected to numerous permitting and legal challenges and delays. In January 2000, the Washington Pollution Control Hearings Board (the "PCHB") vacated the previously granted 401 Water Quality Permit and certain water rights for the Crown Jewel Project. Other permits previously granted to the Crown Jewel Project have since lapsed and will have to be reacquired as part of the ongoing permitting process.

          As part of the analysis of the Buckhorn Mountain Project subsequent to the January 2000 PCHB ruling, we retained Gochnour and Associates ("Gochnour") to review the required permits for a potential combination underground and open-pit-mine design for the Buckhorn Mountain Project ore deposit. Gochnour indicated this mine design would require conducting additional baseline studies and collecting data for modeling to amend previously approved permits as well as to obtain permits for activities that were not previously contemplated, for example the underground mining effects on ground water. Gochnour indicated the underground alternative would also require mitigation of environmental impacts. The Gochnour report concluded the proposed mine design is legally permittable.

          During 2002, we began seeking regulatory approval and permits to operate an exclusively underground mining operation at the Buckhorn Mountain Project. In May 2003, we submitted our Initial Buckhorn Mountain Project Plan of Operations with the United States Forest Service and the Washington State Department of Ecology. The Initial Buckhorn Mountain Project Plan of Operations was deemed complete by the USFS in August 2003. This plan proposed a processing facility seven miles from the mine that we would construct, own, and operate. The ore would have been trucked from the mine to the mill. We believed this development plan significantly reduced the environmental impacts compared to the Crown Jewel open-pit mining plan proposed by Battle Mountain.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The fair value our investment in our unexercised warrant liabilities and our investment in Solitario at September 30, 2004 have been determined utilizing a Black-Scholes option-pricing model.

(a)  Equity Price Risks

          We have estimated that a hypothetical increase of ten percent in the equity price of our common stock will decrease the value of our future earnings and increase the fair value of our unexercised warrant liability by $1,544,000 as of September 30, 2004. We have estimated that a hypothetical decrease of ten percent in the equity price of our common stock will increase the value of our future earnings and decrease in the fair value of our unexercised warrant liability by $1,524,000 as of September 30, 2004.

          We have estimated that a hypothetical increase of ten percent in the equity price of Solitario common stock will increase the value of our future earnings and the fair value of our investment in Solitario by $118,000 as of September 30, 2004. We have estimated that a hypothetical decrease of ten percent in the equity price of Solitario common stock will decrease the value of our future earnings and the fair value of our investment in Solitario by $104,000 as of September 30, 2004.

(b)  Interest Rate Risks

          A hypothetical increase of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model would not have had a material effect on our future earnings, fair values or cash flows.

          Crown has no material interest rate risks related to its debt instruments as of September 30, 2004 as a result of the conversion of its Senior Notes during the third quarter of 2004.

        (c)  Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce, and that the closing gold price on November 2, 2004 was $416 per ounce, a 10% downward change in the price of gold would not require a revision of our reported reserves, or capitalized costs.

Item 4. Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of September 30, 2004 pursuant to Rule 13a-15 (b) under the Securities Exchange Act of 1934 ("Exchange Act").

          Even an effective internal control system, no matter how well designed, has inherent limitations-including the possibility of the circumvention or overriding of controls. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to the reliability of our financial reporting and financial statement preparation.

           The Company's Independent Registered Public Accounting Firm, Deloitte and Touche, LLP ("Deloitte"), advised the audit committee on November 22, 2004 that Deloitte identified matters that resulted in adjustments that had a material effect on the Company's financial reporting process. Such adjustments are the result of a deficiency either in the design or operation of Crown's disclosure controls and procedures and implementation of generally accepted accounting principles. Deloitte further advised the Company that it believes that these matters constitute a significant deficiency under standards established by the Public Company Accounting Oversight Board (United States). The adjustments related to properly applying accounting principles generally accepted in the United States of America to the accounting surrounding the spin-off of Solitario in July 2004. These adjustments required the recording of the fair value of our investment in Solitario, the recording of our warrant liability at fair value, an adjustment to our accumulated deficit and recording the net change in fair value of these items in our statement of operations. All of these adjustments are recorded in our condensed consolidated financial statements for the three and nine months ended September 30, 2004.

          We have taken steps to improve the effectiveness of our disclosure controls and our system of internal controls that include, among other things, increasing education and training for our financial and accounting staff, instituting a policy to hire consultants with experience in reviewing unique transactions similar to the Solitario spin-off and budgeting and planning to implement new financial and accounting software to automate our system to better track unique transactions.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the system of disclosure controls were not effective as of September 30, 2004. After the adjustments recorded above and in consideration of the steps taken above to improve our disclosure controls and procedures our system of internal controls over financial reporting discussed above, our principal executive officer and principal financial officer have concluded that our September 30, 2004 condensed consolidated financial statements are fairly presented in accordance with accounting principles generally accepted in the United States of America and that such financial statements include the information required to be disclosed under the Exchange Act.

          There was no change in the our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor

          The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on Form 10-K for the year ended December 31, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibits

2.1

Acquisition Agreement and Agreement and Plan of Merger dated November 20, 2003 between Kinross Gold Corporation and Crown (incorporated by reference to Exhibit 10.1 to Crown's Form 8-K filed on November 21, 2003)

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

9.1	Stockholder and Voting Agreement, dated November 20, 2003 between Kinross and certain shareholders of Crown (incorporated by reference to Exhibit 10.2 to Crown's Form 8-K filed on November 21, 2003)
9.2

Voting Agreement, dated as of April 15, 2002, by and among Crown, Zoloto Investor's, LP and Solitario Resources Corporation (incorporated by reference to Exhibit 10.1 to Crown's Form 10-Q for the quarter ended June 30, 2003)

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

CROWN RESOURCES CORPORATION
November 22, 2004 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer