Form 10-K
period 2004-12-31
CROWN RESOURCES CORP
filed 2005-04-12
CIK 841555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2004
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

The aggregate market value (based on the closing price of our common stock of $1.75 on June 30, 2004) of common stock held by non-affiliates of the registrant was approximately $25,063,000. Shares of common stock held by officers and directors of the registrant and holders of more than 10% of the registrant common shares are not included in the computations, however, the registrant made no determination that such individuals are "affiliates" within the meaning of Rule 405 of the Securities Act of 1933.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Act subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [   ]

There were 40,525,772 shares of common stock, $0.01 par value, outstanding on March 14, 2005.

This Form 10-K consists of 76 pages
Exhibit Index Begins on Page 72
TABLE OF CONTENTS

PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, including the following, which are further described under "Risk Factors" below.

          Inability to consummate the merger with Kinross Gold Corporation;
          Adverse results relating to the permitting process for our Buckhorn Mountain Project;
          Fluctuations in gold prices;
          Inability to obtain financing sufficient to allow the execution of Crown's business plans; and
          Other unanticipated events affecting Crown or our properties.

Item 1. Business

          (a) Overview
          Crown Resources Corporation ("Crown") is a precious metals exploration company operating in the western United States. As discussed below, prior to our distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, we owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia, and Peru. Unless the context requires otherwise, "Crown", "we", "us" and "our" refer to Crown Resources Corporation and our consolidated subsidiaries.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation, as more fully described below (the "Merger"). The Merger is subject to the approval of our shareholders and customary closing conditions. We currently have no source of recurring revenue and we anticipate any future recurring revenue would only occur after the successful development of our Buckhorn Mountain Project. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond our control. We cannot provide any assurance that the Merger with Kinross will be completed as planned, or that we will be able to successfully permit and develop the Buckhorn Mountain Project in the event the Merger is not completed.

         On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, as more fully discussed under Recent Developments below.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Our goal is to advance our properties, either on our own or through joint ventures, to the feasibility study stage and thereafter to pursue their development, typically through a joint venture with a partner that has expertise in mining operations. We have in the past recognized, and expect in the future to recognize, revenues from the option and sale of our properties to joint venture partners and from the sale of our share of metals produced from our mineral properties.

          We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration or development activity other than at our Buckhorn Mountain Project, which is described in Item 2. Our current objective is to continue the permitting process for development of our Buckhorn Mountain Project in conjunction with Kinross. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not completed as planned, we will need significant additional financial resources to develop the Buckhorn Mountain Project and we cannot assure you that we will be able to obtain such financial resources. We currently estimate the development of the Buckhorn Mountain Project will require up to $32.6 million in initial capital and will utilize toll milling pursuant to an agreement with Kinross. Based on our current business plan, we estimate our current financial resources are sufficient to fund our operations through the first quarter of 2006.

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

          (b) Recent Developments

          The Merger

          On November 20, 2003, we executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of our outstanding common stock will be exchanged for 0.2911 shares of Kinross common stock at closing. The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions. Under the Merger Agreement we are required to operate our business in the ordinary course, and we are restricted from engaging in certain significant business and financing transactions, or changes in corporate structure. On July 26, 2004, we completed a spin-off of our Solitario shares to our shareholders as contemplated under the Merger Agreement as discussed below under "Spin-off of Solitario Stock."

        On December 30, 2004, we amended our Merger Agreement with Kinross to extend to May 31, 2005, the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed. Prior to the amendment, this date had been December 31, 2004. Concurrently with the amendment, we agreed to sell to Kinross and Kinross agreed to purchase from us 511,640 newly issued shares of our common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of the sale occurred on January 18, 2005. We sold the common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the sale does not involve a distribution. Kinross received restricted stock in the offering. We expect to use the proceeds of this offering to pay for permitting costs related to our Buckhorn Mountain Project.

          Either Kinross or Crown may terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          The Merger Agreement further contemplates that all outstanding stock options to purchase Crown common stock will either be exercised or terminated prior to the effective time of the Merger. Between July 7 and July 12, 2004, holders of Crown options representing 3,287,500 shares exercised their options by paying a total of $1,318,000 to us. As of December 31, 2004, we had no outstanding stock options.

          Additionally, holders of unexercised warrants to purchase shares of Crown common stock have the right to elect to exchange the warrant for 0.2911 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective date of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement. On July 15, 2004, holders of Crown's warrants exercisable into 947,140 shares exercised the warrants on a cash basis into 947,140 shares of Crown common stock by paying a total of $711,000 to us. On July 12, 2004, Solitario exercised warrants for 3,771,428 shares of common stock on a cashless basis and received 2,398,336 shares of Crown common stock. On August 16, 2004, holders of Crown warrants exercisable into 419,049 shares exercised the warrants on a cashless basis and received 208,118 shares of Crown common stock. As of December 31, 2004, we had warrants outstanding which are exercisable for up to 8,243,335 shares with an exercise price of $0.75 per share and which expire in October 2006. See discussion of the unexercised warrant liability in Note 8 to the Consolidated Financial Statements, which are included in Item 8 of Part II.

          Spin-off of Solitario Stock

         On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, we retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 48,923 Retained Shares upon the exercise of warrants and at December 31, 2004, had 950,013 Retained Shares. Although we claim no beneficial ownership in the Retained Shares, we carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. We have recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. During the year ended December 31, 2004, we recorded a gain on our investment in Retained Shares of $1,263,000. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, we will no longer own any shares of Solitario.

          Conversion of Debt Obligations to Equity

          As part of the Corporate Reorganization in 2002 discussed below, we issued $2,000,000 in 10% convertible Secured Notes (the "Secured Notes"). On November 21, 2003, the Secured Notes were called for redemption, and prior to December 31, 2003, Secured Notes of $1,994,000 were converted into 5,679,131 shares of our common stock, with the remainder being redeemed for cash.

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

          On July 14, 2004, holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 258,537 shares for accrued interest through the date of conversion). As of December 31, 2004, Crown has no Senior Notes outstanding.

          Subordinated Notes, Series B, Financing

          On February 21, 2003, we issued $2,705,000 of 10% Convertible Subordinated Promissory Notes due 2006, Series B (The "Subordinated B Notes"). The Subordinated B Notes were convertible into our common stock at $0.75 per share. The Subordinated B Notes paid interest at 10% in stock or cash at our option, and would have matured in October 2006. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors. On November 5, 2003, all of the Subordinated B Notes were automatically converted into 3,606,667 shares of our common stock.

          Buckhorn Mountain Patents

          On December 22, 2004 the United States Department of the Interior/Bureau of Land Management ("BLM") issued patents for nine mining claims at the Buckhorn Mountain Project in Okanogan County, WA. Issuance of these patents, which cover about 154 acres of land, transfers the ownership of the surface of the mining claims to us from the United States government. We previously owned the minerals on the claims, which we have held since 1988.

          (c) Considerations Related to Our Business

          Corporate Reorganization

          On March 8, 2002, we filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy, we filed a Plan of Reorganization (the "Plan of Reorganization") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan of Reorganization, which became effective on June 11, 2002 (the "Effective Date"). Accordingly, we were in Bankruptcy a total of 84 days (March 8, 2002 through May 30, 2002). While the Plan of Reorganization resulted in a change in ownership of greater than fifty percent, the reorganization value of our assets immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, we did not adopt fresh start reporting and continue to recognize our historical basis of accounting.

          As part of the Plan of Reorganization, we restructured our existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which has been proportionally distributed to each Debenture holder:

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

          In order to effect the Plan of Reorganization on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. We also transferred $1,000,000 to the Disbursing Agent on the Effective Date. As of December 31, 2004, the Disbursing Agent had delivered $988,000 in cash, $1,967,333 in Secured Notes, $3,934,666 in Subordinated Notes (including any accrued and paid interest from June 11, 2002), 47,870 shares of our stock in lieu of converted Senior and Subordinated notes and accrued interest thereon, and Warrants to purchase 5,645,685 shares of Crown common stock to Debenture holders who had presented $14,820,000 in Debenture certificates. As of March 14, 2005, $180,000 in Debenture certificates had not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

          The Plan of Reorganization provided that all our other liabilities would be paid in the normal course.

          As part of the Plan of Reorganization we effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan of Reorganization, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of our Preferred Stock would receive no distribution. Accordingly, 66,580 shares of our common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled. The reverse split was applied retroactively to all prior periods.

          The Plan of Reorganization also approved the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan we may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As part of the Plan of Reorganization, we filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

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

          As of December 31, 2004 we are reporting gold reserves of 991,300 ounces based upon a feasibility study prepared by SRK Consulting of Toronto, Ontario Canada.

          Exploration and Development

          As of December 31, 2004, all of our capitalized costs for mineral property relate to the Buckhorn Mountain Project, located in Washington State. We also hold an interest in the Kings Canyon exploration mineral property in Utah. The Buckhorn Mountain Project consists of a variety of interests including unpatented and patented claims and fee land that we own outright or under lease or option or purchase agreements. To the extent that we have in the past or will enter into joint ventures in the future, the success of projects held under joint ventures that we do not operate is substantially dependent on the joint venture partner.

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

          Management Services

          We provide management and technical services to Solitario pursuant to a management agreement for which we receive management fees. Certain of our directors and officers are also directors and officers of Solitario. As such, certain of these officers devote a portion of their time to Solitario matters from which we may not receive the full benefit. Additionally, the fact that these officers receive cash compensation from us and not from Solitario may give rise to certain conflicts of interest between these officers' duties to us and to Solitario. Assuming the Merger is completed as planned, our management will terminate their employment with us and intend to offer their services directly to Solitario, as we will become part of Kinross.

          (d) Risk Factors

          If the planned merger with Kinross is not completed we may be subject to additional risks and incur additional costs

          We announced our merger with Kinross in October 2003 and signed the definitive agreement in November 2003. We have extended the termination date of the merger to May 31, 2005. We cannot provide any assurance that the merger will be completed prior to the termination date. The current delay is primarily the result of difficulties encountered by Kinross regarding accounting and disclosure issues related to Kinross' allocation and subsequent impairment testing of goodwill. The merger will not be consummated until these issues are resolved. Kinross has engaged an independent valuation firm to review their allocation and impairment testing of goodwill. The completion of this review and its effects are not currently known. Further delays are possible that could result in termination of the Kinross agreement, unless we agree to another extension of the termination date with Kinross. We can provide no assurance that the termination date will be extended, nor any assurance that if the termination date is extended, the merger will be completed. If the merger is not completed, Crown would be required to either find another company to merge with, attempt to sell or joint venture the Buckhorn Mountain Project, or move forward with development of the Buckhorn Mountain Project on its own. Any of these options would require additional capital and imply additional risks, detailed below. There can be no assurance that Crown would be able to pursue any of these alternatives. If Crown were to pursue these alternatives, it may not be successful in completing them. The termination or failure to complete the merger with Kinross could have a negative impact on our share price, our financial condition and results of operations.

          We have only one viable mining property, the Buckhorn Mountain Project, and failure to permit, develop, and mine the project would severely impact our operations.

          We intend to consummate the Merger with Kinross as planned, but can give no assurances that we will be successful in completing the Merger. In the event the Merger is not completed, we can give no assurance that we will be able to successfully complete the permitting process for the Buckhorn Mountain Project, or obtain adequate financing to allow us to develop and operate the Buckhorn Mountain Project and continue operations. Although we estimate we have adequate resources for our operations, including permitting of Buckhorn Mountain, through the first quarter of 2006, if the pending merger with Kinross is not completed, and we are unable to permit, develop and mine the Buckhorn Mountain Project on our own, we could not expect to operate with our existing resources or property which would negatively impact the market price of our stock and our future financial condition and results of operation.

          We have limited sources of financing and the inability to obtain financing when needed could significantly limit or prevent us from developing the Buckhorn Mountain Project.

          The capital required for exploration and development of our Buckhorn Mountain Project is substantial. We have financed operations through the issuance of convertible debt instruments, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, and the issuance of common stock. Assuming our pending merger with Kinross is not completed, we currently estimate we have adequate resources to fund our operations through the first quarter of 2006. Failure to complete the pending merger with Kinross would cast doubt on our ability to obtain adequate financing and could negatively impact the market price of our stock and our future financial condition and results of operation.

          Many companies in the mining industry have significantly greater resources than we do and we may not be able to compete in our industry or be favorably viewed by stock markets where we trade.

          A large number of companies are engaged in the exploration and development of mineral properties, many of which have substantially greater technical and financial resources than we do. Our common stock trades on the over the counter bulletin board and is not widely held or traded. Therefore, we may be at a disadvantage with respect to many of our competitors in the acquisition, exploration and development of mining properties and market valuation of the shares of our common stock.

          The exploration for and the development and marketing of minerals are affected by numerous factors, many of which are beyond our control. Among these factors are the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the price of fuel, the availability and the cost of labor, and the market price of competitive minerals. We can provide no assurance that we will be able to compete in exploration and development of mineral properties if the planned merger with Kinross is not completed. The disadvantages we face could negatively impact the market price of our stock and our future financial condition and results of operation.

          Since the announcement of the Kinross merger, the market price of our stock has traded almost exclusively in relation to Kinross' stock price over which we have no control.

          Since October 2003, the return on our shareholders' investment in our stock has been almost exclusively tied to Kinross' share price. We expect this to continue as long as we are subject to the planned merger agreement with Kinross. We have virtually no control over the factors that affect Kinross stock price. If Kinross stock price declines for any reason, this could negatively impact the market price of our stock.

          The ownership of our properties is based upon a complex set of legal titles, which are subject to uncertainties that may be challenged and could be determined to be deficient or invalid, which could adversely affect our ownership of the Buckhorn Mountain Project.

          Our domestic property consists, to a large extent, of patented mining claims as well as unpatented mining claims on unappropriated federal land pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These laws generally provide that a citizen of the United States (including corporations) may acquire a possessory right (i.e. unpatented mining claim) to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral exploration, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. These laws also provide for the location of unpatented millsite claims for the purpose of mining and milling minerals from valid mining claims. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Furthermore, the acquisition of unpatented millsite claims may be limited by several factors, which include the number of valid unpatented mining claims.

          Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim. In the event that the discovery of a valuable mineral deposit is made on unpatented mining claims in the exploratory stage, we may not be able to assure clear title.

          The Budget Reconciliation Act of 1993 (the "1993 Act"), with subsequent amending acts, currently requires the holder of each unpatented mining claim to pay a "claim maintenance fee" of $100 per claim on or before August 31 of each year. To locate new unpatented claims, we must pay the $135 per claim location fee. If we fail to pay a claim maintenance fee or a location fee as required by the 1993 Act, we conclusively forfeit the related unpatented claim.

          In connection with the acquisition of our properties, we have conducted limited reviews of title and related matters, and have obtained certain representations regarding ownership. We cannot assure you that we hold good and marketable title to all of our properties. Should the title to any of our properties be challenged or found to be invalid for any reason, this could negatively impact our ownership of all or a portion of the Buckhorn Mountain Project. Any degradation in the title to our Buckhorn Mountain Project could negatively impact the market price of our stock and our future financial condition and results of operation.

          Our operations could be negatively affected by existing as well as potential changes in laws and regulatory requirements that we are subject to, including regulation of mineral exploration and land ownership, environmental regulations and taxation.

          The development of the Buckhorn Mountain Project is subject to federal, state and local environmental regulations. A portion of our mining claims are on U.S. public lands. The United States Forest Service ("USFS") and Bureau of Land Management ("BLM") extensively regulate mining operations conducted on public lands. Our operations involving the development of Buckhorn Mountain is subject to laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. In addition, if the Kinross merger is not completed as planned, in order to conduct mining operations at the Buckhorn Mountain Project, we will be required to obtain performance bonds related to environmental permit compliance. These bonds may take the form of cash deposits or, if available, could be provided by outside insurance policies. We may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or mining activity at Buckhorn Mountain may have upon the environment. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

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

          Adverse changes in environmental and other government regulations could have a material adverse effect on the price of our stock and our financial position or results of operations.

          The amount of taxes that the Buckhorn Mountain Project could be subject to is substantial and the potential increase in those taxes could negatively impact our operations.

          If the planned merger with Kinross is not completed, the Buckhorn Mountain Project is and may become subject to substantial taxes including, income taxes, state and local franchise taxes, personal property taxes, and state severance taxes levied by various governmental units where we operate. Washington State severance taxes are based on a percentage of the value of the mineral being extracted, and they vary from mineral to mineral. Taxes have historically increased and our operations may also be subject to increased taxation by each jurisdiction in which the Buckhorn Mountain Project is located, and we cannot predict what those increases may be. A substantial increase in taxes could have a material adverse effect on the price of our stock and our financial position or results of operations.

          The value of our Company is extremely dependent on gold and commodity prices over which we have no control.

          Our operations will be significantly affected by changes in the market price of gold and other commodities since the evaluation of the commercial viability of the Buckhorn Mountain Project is heavily dependent upon the market price of gold and to a lesser extent other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire if the Kinross merger is not completed. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The prices of gold and other commodities have fluctuated widely and future serious price declines could have a material adverse effect on the price of our stock and our financial position or results of operations.

          Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

          We are dependent on the services of key executives, including our Chief Executive Officer, Christopher E. Herald, our Chief Financial Officer, James R. Maronick, and our Vice President of Operations, Walter H. Hunt. All of the above named officers have many years of experience and an extensive background in Crown and the mining industry in general, and each is also an officer of Solitario. We may not be able to replace that experience and knowledge with other individuals. Pursuant to a Management Agreement between Solitario and us, we are reimbursed for direct out-of-pocket expenses, payment of between 25% and 75% of executive and administrative salaries and benefits as well as other administrative costs. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown. For more information regarding the Management Agreement see "Related Party Transactions." We do not have key man life insurance policies on any of our executive officers. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

          Occurrence of events for which we are not insured may require us to pay for losses for which we may not have adequate resources. These losses may be due to environmental liabilities, loss of property, death or injuries from activities incidental to our operations and other losses, which we cannot currently predict.

          Mineral exploration and development is subject to risks of human injury, environmental liability and loss of assets. We maintain insurance to protect ourselves against certain risks related to our operations, however, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. We do not maintain insurance against political risk. Occurrence of events for which we are not insured could have a material adverse effect on stock price and our financial position or results of operations.

          We have a limited number of employees and do not currently have expertise in many areas related to mineral development

          As of March 14, 2005, we employed seven persons. Although we consider our relations with employees to be excellent, there can be no assurance that we will be able to retain any of these employees. In addition, our employees are generally very specialized and we may not be able to attract and hire additional employees necessary to complete the development of the Buckhorn Mountain Project if the merger with Kinross is not completed. None of our employees are covered by a collective bargaining agreement. A portion of our employee's time is devoted to work under the management services contract with Solitario, which could lead to conflicts of interest.

Item 2. Properties

          (a.)     Reserves and Mineral Deposits

          The following table shows our proven and probable gold reserves at December 31, 2004:

Mineable Probable Reserves
Ore Tons 3,075,000	Gold Grade (ounces/ton) 0.32	Contained Gold (ounces) 991,300

          Our proven and probable reserves are reported as mineable (extractable) ore reserves. The mineral reserves and resources reported herein were verified by SRK Consulting ("SRK"), based in Toronto, Canada, as of December 15, 2003. We undertook a review to test SRK's ore reserve estimate for impairment in late 2004 and determined that no changes in the SRK's estimate were necessary based upon the following: 1) none of the ore reserves were mined in 2004, consequently there was no depletion of the ore reserve; 2) the aspects of the mine plan have not materially changed; 3) permitting has not impacted the overall mine and milling plan; and 4) we elected to use the same price of gold used in determining ore reserves, $350 per ounce. There were also no new materially negative, or positive, information or developments that would cause us to modify the feasibility study or ore reserve estimate. SRK's feasibility study for the Buckhorn Mountain Project incorporates the Toll Milling Agreement and determined that the reported mineral reserves are economically viable based on current information on costs and technology applicable to mining, metallurgy and other relevant factors that relate to the extraction of the mineral reserve. A summary of the major assumptions is provided below:

Toll milling contract cost:
Gold price:
Gold recovery from mined ore:
Economic cut off grade (ounces gold/ton):
Daily production rate:
Total operating costs:
Initial capital costs:
Sustaining capital, life of mine:

$20 per ton $350 per ounce 90% 0.19 1,500 tons $201 per ounce of gold recovered (including toll milling contract cost) $32.6 million $10.0 million

          Mineral reserves were estimated by SRK based on a gold price of $350 per ounce at December 31, 2003 and reviewed by Crown using the same gold price at December 31, 2004. The market price of gold has ranged from a high of $454 per ounce to a low of $375 per ounce during 2004. The use of $350 per ounce for our 2004 review of our reserves is reasonable as it takes into account our estimate of the lower end of potential gold pricing and volatility over the life of the mine. The value of contained silver in the ore was ignored. The gold price at the time of reporting of the reserves was substantially higher than the level used in estimating. However, the price has been lower during recent time periods. If the market price were to decrease to lower levels, we may determine that our reserves should be re-estimated resulting in a potential reduction in the amount of reserves.

          In addition to the above, we have identified mineral deposits on the Kings Canyon property in Utah. However, we have no proven and probable reserves or capitalized costs associated with this property as of December 31, 2004.

          The following discussion summarizes the mineral property in which we have a direct interest. We believe the mineral property described below are favorable for mineral development, although we cannot assure you that any of the mineral property in which we have or may acquire an interest, will be economically viable.

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

          The Buckhorn Mountain Project is held by a combination of fee ownership, fee land for which leases are held with options to purchase, and unpatented mining claims. The ore deposit lies entirely on fee lands (patented mining claims) that we own. Royalties on mineral property we control and payable to third parties vary from a 2% net smelter return ("NSR") royalty to an 8.33% net profits royalty on certain unpatented mining claims. The ore body as currently defined is subject only to a sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold. The Newmont royalty may be purchased in its entirety for $2.0 million at any time before July 23, 2006.

          We applied for patents on nine unpatented mining claims covering approximately 150 acres in 1992. In December 2004, the Department of Interior-Bureau of Land Manage approved our patent applications and we received title to both the surface and mineral estate on approximately 154 acres of land. These patented claims cover most of the ore reserves, the remaining portion of the reserves being covered by older patented claims. We now own title to both the mineral and surface estate covering the entire ore reserve.

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

          Exploration. We began an exploration program at the Buckhorn Mountain Project in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Battle Mountain drilled over 550 holes designed to both confirm and expand the known reserve. In 2002 and 2003, we drilled 41 core holes to further confirm the grade and continuity of mineralization in selected parts of the ore body. No drilling was conducted on the property in 2004.

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

          During 2002, we began seeking regulatory approval and permits to operate an exclusively underground mining operation at the Buckhorn Mountain Project. In May 2003, we submitted our Initial Buckhorn Mountain Project Plan of Operations with the USFS and the Washington State Department of Ecology ("WDOE"). The Initial Buckhorn Mountain Project Plan of Operations was deemed complete by the USFS in August 2003. This plan proposed a processing facility seven miles from the mine that we would construct, own, and operate. The ore would have been trucked from the mine to the mill. We believed this development plan significantly reduced the environmental impacts compared to the Crown Jewel open-pit mining plan proposed by Battle Mountain.

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

          As a result of the Department of Interior-Bureau of Land Management issuing the patents to us, the surface title was transferred from the USFS to us. Subsequently, the USFS determined that it was unnecessary for it to continue to be a co-lead agency in the permitting process. The WDOE is now the sole lead agency for all permitting activities. The USFS is currently preparing an Environmental Assessment (EA) for proposed activities that will occur on federal land, including upgrading of existing access roads, the construction of approximately 1.5 miles of new road, the installation and maintenance of water quality monitoring wells and construction of a perimeter fence line. Most baseline fieldwork necessary for completing the Draft Supplemental Environmental Impact Statement ("DSEIS") was completed by the end of 2004 and data generated by this work is under review and compilation. When this compilation is completed, the WDOE will issue a DSEIS for public comment and the USFS will issue an EA. The DSEIS and EA releases are currently scheduled for early fall of 2005. However, there can be no assurance that this schedule will be met.

          Although we are not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

          Construction of the Buckhorn Mountain Project will not begin prior to the successful issuance of the remaining permits and resolution of any potential future legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify. See Item 3, "Legal Proceedings".

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

          (c.)     Other Property Interests

          Kings Canyon. The Kings Canyon property in Utah consists of 360 acres of unpatented claims. We hold a 100% interest in the property, subject to a 4% net smelter royalty to third parties. There are no proven or probable reserves or capitalized costs related to the Kings Canyon property as of December 31, 2004. We will continue to maintain the property and may seek a joint venture partner to further evaluate and develop the Kings Canyon property.

          (d.)          Mineral property and Exploration Expenditure Overview

          During 2004, we incurred $2,095,000 in expenditures in support of permitting and development of our Buckhorn Mountain Project. We are required to pay annual property taxes on fee lands and patented mining claims we own, which we expense to operations as incurred. These amounted to $5,000 and $6,000 for the years ended December 31, 2004 and 2003, respectively. We are required to pay annual rental and maintenance fees to maintain our interests in unpatented mining claims, which we expense to operations as incurred. These amounted to $21,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively. Any production from our fee lands, patented mining claims, and unpatented mining claims will be subject to ad valorem taxes. We have no work commitments to be fulfilled in 2005.

2005 Annual Maintenance Fee Commitments:

Property Buckhorn Mountain Kings Canyon Total	Payments on unpatented mining claims $17,000 2,000 $19,000

Item 3. Legal Proceedings

          We are not currently involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common shares are now traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CRCE.

          The following table sets forth the high and low sales prices on the OTCBB for our common stock for the quarterly periods from January 1, 2003 to December 31, 2004.

2004 First Quarter Second Quarter Third Quarter Fourth Quarter 2003 First Quarter Second Quarter Third Quarter Fourth Quarter	Prices (US$) High 2.62 2.30 2.00 2.40 0.92 1.04 1.64 2.69	Low 2.02 1.55 1.35 1.71 0.53 0.82 0.83 1.50

          Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. At March 14, 2005, there were approximately 170 record holders of Crown's common stock.

          In October 2001, we issued $3,600,000 of Senior Notes and related warrants. These securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933. In June 2002, we issued $2,000,000 of Secured Notes and $4,000,000 of Subordinated Notes. These notes were issued pursuant to the exemptions provided under section 1142 of the United States Bankruptcy Code. In February 2003, we issued $2,705,000 of Subordinated B Notes. These securities were issued pursuant to an exemption under Regulation D of the Securities Act of 1933. In the fourth quarter of 2003, our outstanding Subordinated and Subordinated B Notes were automatically converted into shares of our common stock and holders of $1,994,000 of our Secured Notes converted them into shares of our common stock. All outstanding Senior Notes were converted to shares of our common stock in the third quarter of 2004. See Item I (b) Conversions of Debt Obligations to Equity under Recent Developments above.

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

          The selected consolidated financial data set forth below as of and for each of the five years in the period ended December 31, 2004 has been derived from the our audited consolidated financial statements (Balance sheet data as of December 31, 2004 and 2003 and Statement of operations data for the years ended December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements included in Item 8, below. Balance sheet data as of December 31, 2002, 2001 and 2000 and Statement of operations data for the years ended December 31, 2001 and 2000 are derived from audited consolidated financial statements which have been presented in previous filings with the SEC). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included in Item 8 of Part II.
Balance sheet data:	As of December 31,
(in thousands)	2004	2003(1)	2002	2001	2000
Total assets	$39,440	$34,446	$29,644	$ 31,030	$ 28,871
Current portion of long term debt	45	49	70	18,302	15,000
Non-current portion of long- term debt	-	353	5,037	107	-
Working capital (deficit)	1,006	2,082	793	(15,713)	(14,211)
Stockholders' equity	19,577	29,379	19,159	11,630	13,470

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts) (3)	2004(2)	2003(1)	2002	2001	2000 (2)
Revenues and property sales	$ -	$ -	$ 171	$ 214	$ 6,057
Net income (loss)	$(6,004)	$(3,854)	$2,091	$(2,098)	$(688)
Basic income (loss) per share	$ (0.20)	$ (0.59)	$ 0.65	$ (0.72)	$ (0.24)
Diluted income (loss) per share	$ (0.20)	$ (0.59)	$ 0.10	$ (0.72)	$ (0.24)

(1)     As restated. See note 14 to the consolidated financial statements included in Item 8 of Part II.
(2)     Includes the operations of Solitario on a consolidated basis through October 18, 2000. Subsequent to October 18, 2000 and until
             July 26, 2004, the results of Solitario are reflected under the equity method of accounting. On July 26, 2004 we completed the spin-off of Solitario to our shareholders.  See Note 4 to the consolidated financial statements included in Item 8.
(3)     All per share amounts have been adjusted to account for the 1 for 5 reverse split pursuant to the Plan of Reorganization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, included elsewhere in this report. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

          As discussed in Note 14 to the consolidated financial statements, our financial statements as of and for the year ended December 31, 2003 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

(a.) Business Overview

          We are a precious metals exploration company operating in the western United States. As discussed below, prior to our distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, we owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia and Peru.

          Our principal expertise is in identifying properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Our goal is to advance our mineral properties, either on our own or through joint ventures, to the feasibility study stage and thereafter to pursue their development, typically through a joint venture with a partner that has expertise in mining operations. We have in the past recognized, and expect in the future to recognize, revenues from the option and sale of our mineral properties to joint venture partners and from the sale of our share of metals produced from our mineral properties.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation (the "Merger"). The Merger is subject to the approval of two thirds of our shareholders and customary closing conditions. We currently have no source of recurring revenue and we anticipate any future recurring revenue would only occur after the successful development of our Buckhorn Mountain Project. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond our control. We cannot provide any assurance that the Merger with Kinross will be completed as planned, or that it will be able to successfully permit and develop the Buckhorn Mountain Project in the event the Merger is not completed.

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. As discussed below, in December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of December 31, 2004, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger.

          Since the announcement of the planned Kinross merger we have essentially limited our activities to permitting the Buckhorn Mountain Project and general and administrative duties required to complete the planned merger. However, we have historically derived our revenues principally from interest income and the option and sale of property interests. We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration or development activity other than at our Buckhorn Mountain Project. Our current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, we will need significant additional financial resources to develop the Buckhorn Mountain Project and we cannot provide assurance that we will be able to obtain such financial resources. We currently estimate the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon our current business plan, we estimate our current financial resources are sufficient to fund its operations through the first quarter of 2006.

          On July 26, 2004, we completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. During the year ended December 31, 2004, we distributed 48,923 Retained Shares upon the exercise of warrants and at December 31, 2004, had 950,013 Retained Shares. Although we claim no beneficial interest in the Retained Shares, we carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. We have recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. We record any changes in the value of our unexercised warrant liability in the statement of operations. See Note 8 to the consolidated financial statement included elsewhere in this report. During the year ended December 31, 2004, we recorded a gain on our investment in Retained Shares of $1,263,000 and we recorded a loss on derivative instruments related to our unexercised warrant liability of $3,475,000. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, we will no longer own any shares of Solitario.

          On December 21, 2004, the Department of Interior-Bureau of Land Management approved our patent application on nine unpatented mining claims and we received title to both the surface and mineral estate on approximately 154 acres of land. We now own title to both the mineral and surface estate covering the entire ore reserve.

          (b.) Recent Financing Transactions

          On July 14, 2004, holders of our $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of our common stock (which include 258,537 shares for accrued interest through the date of conversion). As of December 31, 2004, we had no Senior Notes outstanding.

          Between January 1 and July 12, 2004, holders of Crown options, which had been granted to our employees and directors, representing 3,379,000 shares exercised their options for cash pursuant to their terms by paying a total of $1,321,000 to us. As of December 31, 2004, we have no outstanding stock options.

          On July 15, 2004, holders of our warrants exercisable into 947,140 shares exercised the warrants on a cash basis into 947,140 shares of our common stock by paying a total of $711,000 to us. On July 12, 2004 Solitario exercised warrants for 3,771,428 shares of common stock on a cashless basis pursuant to the terms of the warrants and received 2,398,319 shares of our common stock. On August 16, 2004 holders of our warrants exercisable into 419,049 shares exercised the warrants on a cashless basis and received 208,118 shares of our common stock. As of December 31, 2004, we have warrants outstanding which are exercisable for up to 8,243,335 shares with an exercise price of $0.75 per share and which expire in October 2006. See discussion of the unexercised warrant liability in Note 8 to the consolidated financial statements included elsewhere in this report.

          On December 30, 2004, we agreed to sell to Kinross and Kinross agreed to purchase from us 511,640 newly issued shares of our Common Stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of this sale occurred on January 18, 2005.

          (c.) Corporate Reorganization

          On March 8, 2002, we filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy, we filed a Plan of Reorganization (the "Plan of Reorganization") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan of Reorganization, which became effective on June 11, 2002 (the "Effective Date"). Accordingly, we were in Bankruptcy a total of 84 days (March 8, 2002 through May 30, 2002). While the Plan of Reorganization resulted in a change in ownership of greater than fifty percent, the reorganization value of our assets immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, we did not adopt fresh start reporting and continue to recognize our historical basis of accounting.

          As part of the Plan of Reorganization, we restructured our existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which has been proportionally distributed to each Debenture holder:

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

          In order to effect the Plan of Reorganization on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. We also transferred $1,000,000 to the Disbursing Agent on the Effective Date. As of December 31, 2004, the Disbursing Agent had delivered $988,000 in cash, $1,967,333 in Secured Notes, $3,934,666 in Subordinated Notes (including any accrued and paid interest from June 11, 2002), 47,870 shares of our stock in lieu of converted Senior and Subordinated notes and accrued interest thereon, and Warrants to purchase 5,645,685 shares of Crown common stock to Debenture holders who had presented $14,820,000 in Debenture certificates. As of March 14, 2005, $180,000 in Debenture certificates had not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

          The Plan of Reorganization provided that all our other liabilities would be paid in the normal course.

          As part of the Plan of Reorganization we effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan of Reorganization, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of our Preferred Stock received no distribution. Accordingly, 66,580 shares of our common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled. The reverse split was applied retroactively to all periods.

          The Plan of Reorganization also approved the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan we may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As of December 31, 2004, all options granted had been exercised. As part of the Plan of Reorganization, we filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

          (d.) Results of Operations

          Limited Revenue Sources

          Since the announcement of the planned Kinross merger we have essentially limited our activities to permitting the Buckhorn Mountain Project and general and administrative duties required to complete the planned merger. We currently have no source of recurring revenue and if the planned merger with Kinross is not completed we anticipate any future recurring revenue would only occur after the successful development of the Buckhorn Mountain Project. Our activities, primarily consisting of permitting the Buckhorn Mountain Project have not been materially affected by inflationary factors over the last three years. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond our control. Although we are in the late stages of the process of securing the necessary permits for the development of the Buckhorn Mountain Project, we cannot provide any assurance we will be successful in these efforts.

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

          2004 vs. 2003

          For 2004, we had a net loss of $6,004,000, or $0.20 per basic and diluted share, compared to a net loss of $3,854,000, or $0.59 per basic and diluted share, respectively, in 2003. We recorded no revenue in 2004 or 2003. The net loss in 2004 is primarily a result of a $3,475,000 loss on derivative instrument, offset by a $1,263,000 gain on our investment in Solitario, deferred income tax expense of $1,909,000, and other costs of operations aggregating $1,883,000. The net loss in 2003 is primarily a result of variable option compensation expense of $3,126,000 and other costs of operations aggregating $1,609,000, with an offsetting income tax benefit of $855,000. Each of these items is discussed in more detail below.

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. During the year ended December 31, 2004, Crown recorded a loss on derivative instrument of $3,475,000, related to the increases in the fair value of the unexercised warrants.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Solitario shares, (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. During the year ended December 31, 2004, Crown recorded a gain of $1,263,000 on its investment in retained shares of Solitario related to the difference in the carrying cost of the Retained Shares on the date of the spin-off of $214,000 and the fair value of the balance of the Retained Shares at December 31, 2004 of $1.50 per share.

          General and administrative expenses decreased slightly to $935,000 in 2004 compared to $995,000 in 2003. Both years' costs reflect increased professional services costs associated with the Kinross merger and a modest increase in our management fees charged to Solitario to $390,000 in 2004 from $351,000 in 2003, which are classified as an offset to our general and administrative costs. Legal and accounting costs were $455,000 in 2004 versus $526,000 in 2003. Other general and administrative costs, including salaries and other personnel related costs, were comparable from 2003 to 2004.

          We recorded other income of $60,000 during 2004. This was primarily as a result of recording a gain of $70,000 on the sale of 1,000,000 shares of Royal Standard Minerals common stock for proceeds of $241,000. There were no similar transactions in 2003. As of December 31, 2004, we no longer hold any marketable equity securities and do not expect to record any gains or losses from similar transactions in the future.

          Variable option compensation expense decreased significantly to $518,000 in 2004 from $3,126,000 in 2003. This decrease is a result of the decrease in the intrinsic value of the options due to a decrease in the underlying market price of our stock from $2.52 at December 31, 2003 to between $1.85 on July 6, 2004 and $1.92 on July 12, 2004 when the vast majority of the options were exercised. This decrease was mitigated by the acceleration of vesting of the options from 60% at December 31, 2003 to 100% just prior to the exercise of the options during the third quarter of 2004. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. All of our unexercised stock options were exercised during July 2004.

          Our equity in loss of Solitario was $475,000 in 2004, versus $571,000 in 2003. The $96,000 improvement resulted from the fact that we completed a spin-off of Solitario on July 26, 2004, as discussed above, and no longer had an equity interest in the company after that date. Prior to July 26, 2004, our loss in our equity-method investment reflected Solitario's increased general and administrative costs as a result of Solitario's filing a Form 10 registration statement during the first half of 2004 and increases in Solitario's exploration expenses through July 26, 2004 were $667,000 compared to $418,000 for the year ended December 31, 2003. Following the spin-off, the shares of Solitario held by Crown are recorded as an investment at fair value in our financial statements.

          We recorded income tax expense of $1,909,000 in 2004 versus an income tax benefit of $855,000 in 2003. The increase in income tax expense was primarily related to the spin-off of our holdings of Solitario being taxable at the fair market value of the shares distributed, rather than the recorded cost of our holdings. During 2004, we recorded $2,068,000 as a charge to income tax expense for the reversal of previously recorded deferred tax benefits related to the difference between Crown's book and tax basis in Solitario. The remaining change in tax expense and benefit from the same period in the prior year was related to the level of pre-tax loss in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

          2003 vs. 2002

          For 2003, we had a net loss of $3,854,000, or $0.59 per basic and diluted share, compared to net income of $2,091,000, or $0.65 and $0.10 per basic and diluted share, respectively, in 2002. The net loss in 2003 primarily resulted from variable option compensation expense of $3,126,000 and other costs of our operations aggregating $1,609,000, with an offsetting income tax benefit of $855,000. The net income in 2002 primarily resulted from a $171,000 gain on the sale of our Cord Ranch properties and a gain of $8,684,000 from the discharge of convertible debentures in our 2002 Corporate Reorganization, offset by $387,000 in reorganization costs, variable option compensation expense of $175,000, other costs of our operations aggregating $1,406,000, and an income tax provision of $4,867,000. Each of these items is discussed in more detail below.

          No amounts were reported as revenues and property sales in 2003, compared to a gain of $171,000 reported in 2002, related to the sale of our Cord Ranch properties.

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

          Variable option compensation expense increased significantly to $3,126,000 in 2003 from $175,000 in 2002, primarily as a result of an increase in the intrinsic value of stock options due to an increase in the value of our common stock from $0.58 per share at December 31, 2002 to $2.52 per share at December 31, 2003. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire.

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

          We recorded an income tax benefit of $855,000 in 2003 versus an income tax provision of $4,867,000 in 2002, primarily related to the recognition of the gain on the discharge of our convertible debentures in 2002, resulting in net income, compared to our significant charge for variable option compensation expense, resulting in a net loss in 2003.

          (e.) Liquidity and Capital Resources

          Since the announcement of the planned Kinross merger we have essentially limited our activities to permitting the Buckhorn Mountain Project and general and administrative duties required to complete the planned merger. Due to the nature of the mining business, the acquisition, exploration and development of mineral properties require significant expenditures prior to the commencement of production. We have in the past financed our activities through the sale of debt and equity securities, joint venture arrangements (including project financing) and the sale of interests in our properties. To the extent necessary, we expect to continue to use similar financing techniques.

          Our exploration and development activities and funding opportunities, as well as those of our joint venture partners, may be materially affected by gold price and mineral commodity levels and changes in those levels. The market price of gold and mineral commodities is determined in world markets and is affected by numerous factors, all of which are beyond our control.

          During July and August 2004, we issued 17,585,326 shares from the (i) conversion of $3,600,000 of Senior Notes, (ii) the exercise of 3,287,500 of our options and (iii) the exercise of warrants exerciseable into 6,084,750 shares of our common stock as discussed above under Recent Financing Transactions. On July 26, 2004 we completed a spin-off of Solitario's shares to our shareholders as discussed above under Business Overview.

          In order to obtain the necessary permits for the Buckhorn Mountain Project, We submitted an Environmental Impact Statement (the Statement) to the Department of Ecology of the State of Washington (the "WDOE"). As of December 31, 2004, the WDOE was in the process of evaluating the Statement and is using third-party contractors to assist with this review. The costs of the review by the WDOE and any third-party contractors are billed to Crown by the WDOE on a periodic basis. We have accrued liabilities of $996,000 primarily for these costs at December 31, 2004, based on inquiries of the WDOE and third-party contractors regarding unbilled fees for services rendered through December 31, 2004.

          On December 30, 2004, we agreed to sell to Kinross and Kinross agreed to purchase from us 511,640 newly issued shares of our Common Stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of this sale occurred on January 18, 2005.

          2004 vs. 2003

          Net cash used in operating activities decreased to $261,000 in 2004 from $813,000 in 2003. The decrease was primarily related to an increase in our accounts payable and other current liabilities of $759,000 as a result of delays by the WDOE in billing for permitting work at Buckhorn Mountain. If our pending Merger with Kinross is not completed we would expect our 2005 cash used in operating activities to increase significantly as we will have paid the majority of the WDOE and other accrued liabilities in 2005 and would not expect a similar balance in accrued liabilities at the end of 2005.

          Net cash used in investing activities increased to $2,039,000 in 2004 from $1,215,000 in 2003 as a result of our increased efforts at the Buckhorn Mountain Project. During 2004 we expended $2,095,000 on development of our Buckhorn Mountain Project compared to $1,168,000 during 2003. The large increase during 2004 was related to permitting and other costs necessary to advance the project in preparation for our pending Merger with Kinross. If our pending Merger with Kinross is not completed, we expect our 2005 net cash used in investing activities to be reduced compared to 2004 as we have budgeted approximately $1,100,000 for permitting and development at our Buckhorn Mountain Project in 2005.

          All interest costs, including non-cash interest costs, for the three years ended December 31, 2004 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $3,884,000, $3,068,000 and $996,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest costs increased significantly to $3,884,000 in 2004 from $3,068,000 in 2003, primarily as a result of interest cost of $3,105,000 capitalized upon conversion of our Senior Notes as well as additional interest of $397,000 from the issuance of common stock for interest upon the conversion of our Senior Notes. Interest cost on our debt obligations at the stated rate in 2004 was $194,000 compared to $1,075,000 in 2003. We recorded discount amortization charges (to capitalized interest) of $188,000 and $1,352,000 in 2004 and 2003, respectively. Of the 2003 discount amortization charges, $940,000 was recorded as the full amortization of all discounts associated with the conversion and redemption of the outstanding Secured Notes. As a result of fair value differences in relation to the issuance of our common stock in satisfaction of accrued interest charges, increases of $397,000 and $628,000 were recorded to interest costs in 2004 and 2003, respectively. We expect our interest costs that we capitalize to decline significantly in 2005 from 2004 as a result of conversion of our Senior, Secured, Subordinated and Subordinated B notes.

          Net cash provided from financing activities decreased to $2,016,000 in 2004 from $3,360,000 in 2003. The decrease is primarily related to the issuance of $2,705,000 Subordinated B Notes in February 2003. No debt instruments were issued during 2004. Cash provided by financing activities during 2004 is primarily related to the exercise of stock options and warrants, which were offset by a $50,000 cash payment on long-term debt. If our pending Merger with Kinross is not completed, we do not expect to have any significant cash provided from financing activities in 2005, other than the $1,000,000 in proceeds from the sale of shares to Kinross discussed above in Recent Developments, as all notes have been converted and options exercised. As of December 31, 2004, we had warrants outstanding which are exercisable for up to 8,243,335 shares with an exercise price of $0.75 per share and which expire in October 2006.

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

          Net cash used in investing activities increased to $1,215,000 in 2003 from $582,000 as a result of our increased efforts at the Buckhorn Mountain Project since June of 2002 when the Bankruptcy became effective. During 2003 we expended $1,168,000 on development of our Buckhorn Mountain Project compared to $564,000 during 2002. The large increase during 2003 was primarily due to an increase in work performed to complete the SRK feasibility study as well as capitalization of cash paid for interest of $310,000 during 2003 compared to no cash paid for capitalized interest in 2002. Our total costs related to the feasibility study in 2003 were $345,000 compared to $56,000 in the prior year. In addition we hired additional staff and expanded our on-site administrative costs, which increased to $314,000 in 2003 compared to $173,000 in 2003. Capitalized costs during 2003 also included $159,000 for additional work related to obtaining permits for the underground mine compared to $53,000 in 2002. During 2002 we started a drilling campaign to provide data to assist in completion of the feasibility study and for permitting the Buckhorn Mountain Project. This drilling campaign ended in 2003. We capitalized $40,000 related to this drilling program in 2003 compared to $251,000 in 2002.

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

          Net cash provided from financing activities increased to $3,360,000 in 2003 from $2,234,000 in 2002 primarily as a result of the issuance of the $2,705,000 Subordinated B Notes in February 2003 as well as the receipt of $708,000 of cash from the exercise of warrants during 2003. The balance of the $3,600,000 Senior Notes financing of $3,250,000, plus interest was delivered to us during 2002. Of this amount, $1,000,000 was used to pay the cash portion of the exchange with holders of the Debentures on the Effective Date of the Plan of Reorganization.

          (f.) Contractual obligations and planned expenditures

          We have budgeted $1,100,000 for permitting and development expenditures in 2005, which will be fully expended by us only if our pending Merger with Kinross is not completed. The bulk of these costs will be for completion of a supplemental draft environmental impact statement related to the currently filed amended plan of operations for the Buckhorn Mountain Project. This plan assumes the ores from the Buckhorn Mountain Project will be trucked to Kinross' Kettle River Mill and will be processed in accordance with our toll milling agreement with Kinross. The capital costs of the Buckhorn Mountain Project, through initial production, are currently estimated to be approximately $32.6 million, assuming the toll milling discussed above. If the pending merger with Kinross is not completed, we will require significant new financial resources in order to develop the Buckhorn Mountain Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          Future contractual obligations and cash commitments at December 31, 2004 include the payment of: Long-term debt, unpatented mining claim payments, and operating leases, as follows:
(in thousands) Long-term debt Unpatented mining claim payments [1] Asset retirement obligation Operating leases Total commitments	2005 50 19 - 33 $ 102	2006 - 19 - 27 $ 46	2007 - 19 - - $ 19	2008 - 19 - - $ 19	2009+ - 19 60 - $ 79	Total 50 95 60 60 $265

1 Assumes continued payment of mining claim payments on existing mineral properties.

          Cash and cash equivalents amounted to $2,081,000 at December 31, 2004. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at December 31, 2004 was $1,006,000.

          (g.) Related party transactions

             We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses; payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $390,000 for 2004, $351,000, for 2003 and $499,000 for 2002, which are recorded as a reduction to general and administration costs.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. During the year ended December 31, 2004, we distributed 48,293 Retained Shares upon the exercise of warrants and at December 31, 2004, had 950,013 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. We have recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current, see Note 8 to the consolidated financial statements. During the year ended December 31, 2004, we recorded a gain of $1,263,000 on our investment in the Retained Shares. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

          Effective with the completion of the spin-off and assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and Solitario will be required to contract directly with our management or others and directly pay all of their own administrative expenses. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Solitario.

          As of December 31,2004, Solitario owns 6,071,626 of our common shares or approximately 15.2% of our outstanding shares.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

             We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of our outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 of our shares or a total of 18,409,472 or 38.1% of our then outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of December 31, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of December 31, 2004, the Signatories hold Crown warrants for 5,714,286 shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of our then outstanding shares.

            In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by us. The proceeds from the first Senior Note (the "Solitario Note") of $350,000 were delivered to us. The independent Board members of Crown and Solitario approved the transaction. We paid Solitario $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. During the year ended December 31, 2003, Solitario was paid 151,614 in Crown shares as interest under the Senior Notes. On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of our common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Senior Notes.

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

          (h.) Critical Accounting Estimates

Mineral Properties, net

          On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of our mineral properties as mineral interests (intangible assets). Our mineral interests represent mineral use rights for parcels of land not owned by us. Our mineral interests relate to exploration stage properties and the value of such intangible assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. SFAS No. 141 required the amortization of mineral interests over their expected useful lives or until it has been determined the mineral interest contained proven and probable reserves. As all of our capitalized costs since January 1, 2002, have related to the Buckhorn Mountain Project that has proven and probable reserves, we did not record any amortization of those costs. On April 30, 2004, the FASB issued FASB Staff Position ("FSP") amending SFAS No. 141 and SFAS No. 142 pursuant to Emerging Issues Task Force ("EITF") No. 04-2 (see "Recent Accounting Pronouncements," below) to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We adopted EITF 04-2 on April 1, 2004 and reclassified all of our mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in our balance sheets.

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $3,884,000, $3,068,000 and $996,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and December 31, 2003 a total of $17,769,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral properties, net at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral properties with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in 2004, 2003 or 2002.

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

Gain and loss on derivative instruments and trading securities

          On July 1, 2004 as a result of declaring, as a dividend, the distribution of our investment in 9,633,585 shares of Solitario, our warrants could be settled in both the Retained Shares and our own common stock. This required the change in the classification of our warrants from an equity derivative instrument to that of a liability derivative instrument, pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We have recorded an unexercised warrant liability for the fair value of the warrants using the Black-Scholes option-pricing model. The portion of the unexercised warrant liability that will be settled in our common shares is classified as non-current. Any subsequent changes in the fair value of the securities to be issued or distributed upon the exercise of our warrants are recorded as a gain or loss in the statement of operations. In addition, as a result of classifying the Retained Shares as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we record any gains or losses on the increase in the fair value of our investment in Solitario based upon the fair value of the Retained Shares, based upon quoted market prices, in the statement of operations

          The Black-Scholes option-pricing model utilizes certain assumptions about the underlying securities to determine the fair value of our unexercised warrants. These assumptions include (i) the current quoted market price of the underlying securities as an estimate of intrinsic value, (ii) an estimate of the historical volatility of the underlying securities based upon the closing market price for the securities over the last five years, (iii) a risk free interest rate based upon the current quoted interest rate for a similar-term United States Treasury strip securities and (iv) the estimated life of the warrants based upon their current expiration date. Changes in these factors could have a material impact on our reported financial position, and results of operations.

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

          During 2002, we began seeking regulatory approval and permits to operate an exclusively underground mining operation at the Buckhorn Mountain Project. In May 2003, we submitted our Initial Buckhorn Mountain Project Plan of Operations with the USFS and the Washington State Department of Ecology ("WDOE"). The Initial Buckhorn Mountain Project Plan of Operations was deemed complete by the USFS in August 2003. This plan proposed a processing facility seven miles from the mine that we would construct, own, and operate. The ore would have been trucked from the mine to the mill. We believed this development plan significantly reduced the environmental impacts compared to the Crown Jewel open-pit mining plan proposed by Battle Mountain.

          Subsequent to the signing of the toll milling agreement with Echo Bay Minerals, we filed an Amended Buckhorn Mountain Plan of operations as outlined in the SRK feasibility study that provides for trucking of ore from the mine to the Kettle River processing facility owned by Echo Bay Minerals. This new development plan further reduces environmental impacts in comparison to the previous Buckhorn Mountain Project Plan of Operations by eliminating the need for new milling and tailings disposal facilities. Prior to acquiring most permits for construction and operation of the Buckhorn Mountain Project, a Supplemental Environmental Impact Statement must be issued by the WDOE and an EA by the USFS.

          As a result of the Department of Interior-Bureau of Land Management issuing the patents to us, the surface title was transferred from the USFS to us. Subsequently, the USFS determined that it was unnecessary for it to continue to be a co-lead agency in the permitting process. The WDOE is now the sole lead agency for all permitting activities. The USFS is currently preparing an Environmental Assessment (EA) for proposed activities that will occur on federal land, including upgrading of existing access roads, the construction of approximately 1.5 miles of new road, the installation and maintenance of water quality monitoring wells and construction of a perimeter fence line. Most baseline fieldwork necessary for completing the Draft Supplemental Environmental Impact Statement ("DSEIS") was completed by the end of 2004 and data generated by this work is under review and compilation. When this compilation is completed, the WDOE will issue a DSEIS for public comment and the USFS will issue an EA. The DSEIS and EA releases are currently scheduled for early fall of 2005. However, there can be no assurance that this schedule will be met.

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

          (j.) Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 "Share Based Payments" as originally issued. SFAS 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. We have not yet adopted SFAS 123R and we have not determined what effect, if any, its adoption will have on our financial position or results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance of APB Opinion No. 29 is based upon the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet adopted SFAS 153 and we have not determined what effect, if any, its adoption may have on our financial position or results of operations or cash flows.

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and issues that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We adopted EITF No. 04-2 on April 1, 2004 and reclassified all of our mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in our balance sheets and will not amortize exploration stage mineral interests prior to the commencement of production.

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

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. We adopted FIN46R on January 31, 2003. We have no investments in or relationships with variable interest entities at December 31, 2004. The adoption of FIN 46R did not have a material effect on our consolidated financial position or results of operations.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

          (a) Equity Price Risks

          We have estimated that a hypothetical increase of ten percent in the equity price of our common stock will increase the fair value of our unexercised warrant liability by $1,530,000 as of December 31, 2004. We have estimated that a hypothetical decrease of ten percent in the equity price of our common stock will decrease the fair value of our unexercised warrant liability by $1,530,000 as of December 31, 2004.

          We have estimated that a hypothetical increase of ten percent in the equity price of Solitario common stock will increase the fair value of our investment in Solitario by $143,000 as of December 31, 2004. We have estimated that a hypothetical decrease of ten percent in the equity price of Solitario common stock will decrease the fair value of our investment in Solitario by $143,000 as of December 31, 2004.

          (b.) Interest Rate Risks

          We have estimated that a hypothetical increase of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will decrease the value of our future earnings and increase the fair value of our warrant liability by $22,000 as of December 31, 2004. We have estimated that a hypothetical decrease of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will increase our future earnings and decrease the estimated fair value of our warrant liability by $22,000 as of at December 31, 2004.

          Crown has no material interest rate risks related to its debt instruments as of December 31, 2004 as a result of the conversion of its Senior Notes during the third quarter of 2004.

          (c.) Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on March 14, 2005 was $440 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 8. Financial Statements and Supplementary Data
CROWN RESOURCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	32
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2004, and 2003 (as restated)	33
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 (as restated), and 2002	34
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 (as restated), and 2002	35
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 (as restated), and 2002	36
Notes to Consolidated Financial Statements (as restated)	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Resources Corporation
Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheets of Crown Resources Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003 the Company adopted Statement of Financial Accounting Standard No. 145.

As discussed in Note 14, the accompanying 2003 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Denver, Colorado
April 7, 2005

CROWN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2004	2003
		(As restated, see Note 14)
Assets
Current assets:
Cash and cash equivalents	$ 2,081	$ 2,365
Restricted short-term investments	27	22
Marketable equity securities, at fair value	-	190
Investment in Solitario Resources Corporation, at fair value	1,428	-
Receivable from Solitario Resources Corporation	79	25
Prepaid expenses and other	41	23
Total current assets	3,656	2,625
Mineral properties, net	35,639	29,660
Other assets:
Equity investment in Solitario Resources Corporation	-	2,004
Other	145	157
Total other assets	145	2,161
	$39,440	$34,446
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 181	$ 378
Accrued liabilities	996	40
Current portion of long-term debt	45	49
Unexercised warrant liability, at fair value	1,428	-
Accrued interest payable	-	76
Total current liabilities	2,650	543
Long-term liabilities:
Convertible senior notes payable, net of discounts	-	226
Convertible senior notes payable, related party, net of discounts	-	91
Long-term note payable	-	36
Asset retirement obligation	23	21
Unexercised warrant liability, at fair value	11,453	-
Deferred income taxes	5,737	4,150
Total long-term liabilities	17,213	4,524
Commitments and contingencies (Notes 2, 3, 6, 7, 10)
Stockholders' equity
Preferred stock, $0.01 par value; authorized 40,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value: authorized 100,000,000 shares; issued and outstanding; 40,014,132 and 22,321,306 shares at December 31, 2004 and 2003, respectively	400	223
Additional paid-in capital	50,763	57,177
Treasury stock, none and 373,191 shares at December 31, 2004 and 2003, respectively	-	(306)
Unearned compensation	-	(2,149)
Accumulated deficit	(31,586)	(25,582)
Accumulated other comprehensive income	-	16
Total stockholders' equity	19,577	29,379
	$ 39,440	$ 34,446

See notes to consolidated financial statements

CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year ended December 31,
	2004	2003	2002
		(As restated, see Note 14)
Revenues and property sales:
Gain on sale of assets	$ -	$ -	$ 171
Costs, expenses and other:
Exploration expense	27	27	58
Depreciation and amortization	12	15	7
General and administrative (1)	935	995	432
Variable option compensation expense (1)	518	3,126	175
Interest income	(24)	(25)	(35)
Gain on discharge of convertible debentures	-	-	(8,684)
Gain on investment in Solitario Resources Corporation	(1,263)	-	-
Equity in loss of Solitario Resources Corporation	475	571	873
Loss on derivative instrument, unexercised Crown warrants	3,475	-	-
Reorganization costs	-	-	387
Other income, net	(60)	-	-
Total costs, expenses and other	4,095	4,709	(6,787)
Income (loss) before income taxes	(4,095)	(4,709)	6,958
Income tax benefit (expense)	(1,909)	855	(4,867)
Net income (loss)	$(6,004)	$(3,854)	$ 2,091
Per share:
Basic income (loss) per share	$ (0.20)	$ (0.59)	$ 0.65
Diluted income (loss) per share	$ (0.20)	$ (0.59)	$ 0.10
Number of shares used in calculation of earnings (loss) per share:
Basic	30,366	6,575	3,207
Diluted	30,366	6,575	19,917

(1)     Due to its size, variable option compensation expense is stated separately in order to give visibility to the item. The entire amount would be included in general and administrative expense, if it was allocated among the line items in the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For December 31, 2004, 2003, and 2002
							Accumulated
			Additional				Other
(in thousands, except	Common Stock		Paid-in	Treasury	Unearned	Accumulated	Comprehensive
share amounts)	Shares	Amount	Capital	Stock	Compensation	Deficit	Income (loss)	Total
Balance, January 1, 2002	2,910,660	$ 29	$ 35,546	$ (45)	$ -	$(23,819)	$ (81)	$ 11,630
Issuance of shares for interest	1,007,082	10	400	-	-	-	-	410
Shares cancelled in bankruptcy	(66,580)	-	-	-	-	-	-	-
Acquisition of Crown shares by Solitario Resources Corporation	-	-	-	(31)	-	-	-	(31)
Beneficial conversion feature on debt issued	-	-	4,478	-	-	-	-	4,478
Fair value of warrants issued			286	-	-	-	-	286
Intrinsic value of variable plan options issued	-	-	468	-	(468)	-	-	-
Compensation expense for variable plan options	-	-	-	-	175	-	-	175
Comprehensive income:
Net income	-	-	-	-	-	2,091	-	2,091
Net unrealized gain on marketable equity securities net of tax of $(20)	-	-	-	-	-	-	120	120
Comprehensive income	-	-	-	-	-	-	-	2,211
Balance, December 31, 2002	3,851,162	39	41,178	(76)	(293)	(21,728)	39	19,159
Issuance of shares for interest	1,752,886	17	1,501	-	-	-	-	1,518
Issuance on exercise of Warrants	2,024,127	20	688	-	-	-	-	708
Issuance of shares on conversion of Secured Notes	5,697,131	57	1,937	-	-	-	-	1,994
Issuance of shares on conversion of Subordinated notes	5,333,333	53	3,947	-	-	-	-	4,000
Issuance of shares on conversion of Subordinated B notes	3,606,667	36	2,669	-	-	-	-	2,705
Issuance of shares on exercise of options	56,000	1	80	-	-	-	-	81
Acquisition of Crown shares by Solitario Resources Corporation	-	-	-	(230)	-	-	-	(230)
Intrinsic value of variable plan options issued	-	-	4,924	-	(4,924)	-	-	-
Variable plan option compensation	-	-	-	-	3,068	-	-	3,068
Additional paid-in capital arising from sale of shares by investee, net of tax of $130			253	-	-	-	-	253
Comprehensive loss:				-	-	-	-	-
Net loss (1)	-	-	-	-	-	(3,854)	-	(3,854)
Net unrealized loss on marketable equity securities net of tax of $12	-	-	-	-	-	-	(23)	(23)
Comprehensive loss (1)	-	-	-	-	-	-	-	(3,877)
Balance , December 31, 2003 (1)	22,321,306	223	57,177	(306)	(2,149)	(25,582)	16	29,379
Issuance of shares for interest	258,537	2	483	-	-	-	-	485
Issuance of shares on exercise of Warrants	3,569,577	36	675	-	-	-	-	711
Issuance of shares on conversion of Secured Notes	10,485,712	105	3,495	-	-	-	-	3,600
Issuance of shares on exercise of options	3,379,000	34	1,321	-	-	-	-	1,355
Change in deferred tax due to non-qualified stock options exercised	-	-	400	-	-	-	-	400
Additional paid-in capital arising from sale of shares by investee, net of tax of $85	-	-	165	12	-	-	-	177
Change in treasury stock due to Solitario con- version of Senior Notes to common stock	-	-	-	(405)	-		-	(405)
Solitario spin-off:
Warrant liability	-	-	(9,455)	-	-	-	-	(9,455)
Distribution of Solitario shares			(1,867)	699		-	-	(1,168)
Variable plan option compensation	-	-	(1,631)	-	2,149	-	-	518
Comprehensive loss: Net loss	-	-	-	-	-	(6,004)	-	(6,004)
Net unrealized loss on marketable equity securities held by Solitario prior to the spin-off, net of tax of $10							(20)	(20)
Transfer unrealized loss on marketable equity securities upon spin off of Solitario, net of tax of $9							17	17
Transfer unrealized gain on marketable equity securities to income, net of tax of $6	-	-	-	-	-	-	(13)	(13)
Comprehensive loss	-	-	-	-	-	-	-	(6,020)
Balance , December 31, 2004	40,014,132	$ 400	$ 50,763	$ -	$ -	$(31,586)	$ -	$ 19,577
(1) As restated, see Note 14

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 14)
Operating Activities:
Net income (loss)	$(6,004)	$(3,854)	$2,091
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	12	15	7
Compensation expense for variable options	518	3,126	175
Equity in loss of Solitario Resources Corporation	475	571	873
Gain on investment in Solitario Resources Corporation	(1,263)	-	-
Loss on derivative instrument	3,475	-	-
Deferred income taxes	1,909	(855)	4,867
Gain on sale of assets	(70)	-	(171)
Gain on discharge of convertible debentures	-	-	(8,684)
Changes in operating assets and liabilities:
Prepaid expenses and other	(72)	54	(21)
Accounts payable and other current liabilities	759	130	134
Net cash used in operating activities	(261)	(813)	(729)
Investing Activities:
Additions to mineral properties, net	(2,275)	(1,168)	(564)
Proceeds from sales of marketable equity securities	241	-	-
Increase in restricted investments	(5)	(60)	-
Decrease (increase) in other assets	-	13	(18)
Net cash used in investing activities	(2,039)	(1,215)	(582)
Financing Activities:
Payments on long-term note payable	(50)	(70)	(50)
Proceeds from issuance of Subordinated B Notes	-	2,705	-
Proceeds from exercise of warrants	711	708	-
Proceeds from exercise of options	1,355	23	-
Payment to redeem Secured notes	-	(6)	-
Proceeds from Senior Notes	-	-	3,284
Payment on discharge of convertible debentures	-	-	(1,000)
Net cash provided by financing activities	2,016	3,360	2,234
Net increase (decrease) in cash and cash equivalents	(284)	1,332	923
Cash and cash equivalents, beginning of year	2,365	1,033	110
Cash and cash equivalents, end of year	$ 2,081	$ 2,365	$ 1,033
Supplemental disclosure of cash flow information:
Cash paid for capitalized interest	$183	$ -	$ -
Non-cash transactions:
Debt converted to shares of common stock	3,600	8,699	-
Securities received for mineral interest transaction	-	-	171
Non-cash interest capitalized	3,701	2,758	996
Common stock issued on cashless exercise of warrants	26	-	-
Issuance of securities on discharge of convertible debentures:
Secured notes payable	-	-	2,000
Subordinated notes payable	-	-	4,000
Warrants	-	-	286

See notes to consolidated financial statements.

1. Business and Summary of Significant Accounting Policies:

Business

          Crown Resources Corporation and its subsidiaries ("Crown") engage principally in the acquisition, exploration and development of mineral properties, which presently exist in the western United States. As discussed in Note 4 below, prior to Crown's distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, Crown owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia, and Peru.

          Crown has historically derived its revenues principally from interest income, the option and sale of property interests and to a lesser extent from payments on royalty interests and the sale of its share of gold produced from its properties.

          On November 20, 2003 Crown executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation, as more fully described in Note 2 (the "Merger"). The Merger is subject to the approval of Crown's shareholders and customary closing conditions. Crown currently has no source of recurring revenue and Crown anticipates any future recurring revenue would only occur after the successful development of its Buckhorn Mountain Project. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond the control of Crown. Crown cannot provide any assurance that the Merger with Kinross will be completed as planned, or that it will be able to successfully permit and develop the Buckhorn Mountain Project in the event the Merger is not completed (see Note 2).

          Crown currently has limited financial resources and, accordingly is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross (see Note 3). Unless Crown is successful in these objectives, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and Crown cannot assure you that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through the first quarter of 2006.

Spin-off of Solitario

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. During the year ended December 31, 2004, Crown distributed 48,923 Retained Shares upon the exercise of warrants and at December 31, 2004, had 950,013 Retained Shares. Although Crown claims no beneficial interest in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. Crown has recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. Crown records any changes in the value of our unexercised warrant liability in the statement of operations. See Note 8 below. During the year ended December 31, 2004, Crown recorded a gain on its investment in Retained Shares of $1,263,000 and Crown recorded a loss on derivative instruments related to its unexercised warrant liability of $3,475,000. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario.

Corporate Reorganization

          On March 8, 2002, Crown filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy, Crown filed a Plan of Reorganization (the "Plan of Reorganization") and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan of Reorganization, which became effective on June 11, 2002 (the "Effective Date"). Accordingly, Crown was in Bankruptcy a total of 84 days (March 8, 2002 through May 30, 2002). While the Plan of Reorganization resulted in a change in ownership of greater than fifty percent, the reorganization value of the assets of Crown immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims. As a result, Crown did not adopt fresh start reporting and continues to recognize its historical basis of accounting.

          As part of the Plan of Reorganization, Crown restructured its existing $15 million 5.75% Convertible Subordinated Debentures due August 2001 (the "Debentures"). The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration, which was proportionally distributed to each Debenture holder:

(i)	$1,000,000 in cash;
(ii)

$2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share. The Secured Notes were pari-passu to and had essentially the same terms as the Senior Notes (see Note 6), including a 10% interest rate payable in cash or common stock at Crown's option, and a maturity date of October 2006. The number of shares of Crown's common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.35 per share. On November 21, 2003 the Secured Notes were called for redemption, and substantially all outstanding Secured Notes were converted to common stock as of December 31, 2003 (see Note 6).

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

          In order to effect the Plan of Reorganization on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1,000,000 to the Disbursing Agent on the Effective Date. As of December 31, 2004, the Disbursing Agent had delivered $988,000 in cash, $1,967,333 in Secured Notes, $3,934,666 in Subordinated Notes (including accrued and paid interest from June 11, 2002), 47,870 shares of our stock in lieu of converted Senior and Subordinated notes and accrued interest thereon, and Warrants to purchase 5,645,685 shares of Crown common stock to Debenture holders who had presented $14,820,000 in Debenture certificates. As of March 14, 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of Crown common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to Crown.

          The Plan of Reorganization provided that all other liabilities of Crown would be paid in the normal course.

          As part of the Plan of Reorganization Crown effected a one for five reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. Under the Plan of Reorganization, any shareholder holding less than 500 shares prior to the one for five reverse split and the holder of Crown's Preferred Stock would receive no distribution. Accordingly, 66,580 shares of common stock and the outstanding Preferred Stock, held by a wholly owned subsidiary, which had previously been eliminated in consolidation, were cancelled.

          The Plan of Reorganization, which was approved by the shareholders, also included the 2002 Crown Stock Incentive Plan (the "2002 Plan") as of the Effective Date. Under the 2002 Plan Crown may grant options to purchase up to an aggregate maximum of 5 million shares to employees, consultants and directors. As part of the Plan of Reorganization, Crown filed Restated Articles of Incorporation with the Secretary of State of the State of Washington.

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

          Prior to Crown's distribution of Solitario on July 26, 2004, Crown accounted for its investment in Solitario under the equity method of accounting. Crown recorded as treasury stock its proportionate share of Solitario's recorded cost basis for Solitario's investments in the equity securities of Crown. Crown's proportionate interest in Solitario's gains and losses associated with changes in the fair value of Solitario's investment in Crown warrants and Solitario's investment in Crown common stock are not recognized in Crown's statement of operations, or as a component of comprehensive income (loss), respectively. See Notes 4 and 5. Crown accounted for sales of common stock by Solitario as equity transactions. In 2004 and 2003 Solitario had sales of common stock that resulted in an increase in Crown's carrying amount of its investment in Solitario of $250,000 and $383,000, respectively. These sales were recorded as increases in additional paid-in capital as disproportionate share on sale of unconsolidated subsidiary stock.

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

Restricted investments

          All amounts classified as short term investments in the consolidated balance sheets at December 31, 2004 and 2003 relate to cash bonds under which Crown has completed its reclamation activities. Crown anticipates these bonds will be released during 2005. Included in non-current assets at December 31, 2004 and 2003 are $91,000 and $61,000, respectively, of restricted investments.

Mineral properties and interests

          On January 1, 2002, Crown adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which, among other things, required the reclassification of Crown's land and leasehold costs from mineral properties to mineral interests (intangible assets). Crown's mineral interests represent mineral use rights for parcels of land not owned by Crown. Crown's mineral interests relate to its Buckhorn Mountain Project and the value of such intangible assets is primarily determined by the nature and amount of economic minerals believed to be contained, or potentially contained therein. At January 1, 2002, Crown reclassified $18,474,000 from mineral properties to mineral interests. Crown amortizes mineral interests over their expected useful lives or until it has been determined the mineral interest contains proven and probable reserves. As all of Crown's capitalized costs since January 1, 2002, have related to the Buckhorn Mountain Project that has proven and probable reserves, Crown has not recorded any amortization of those costs. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP") amending SFAS No. 141 and SFAS No. 142 pursuant to the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 04-2 (see "Recent Accounting Pronouncements," below) to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Crown adopted EITF 04-2 on April 1, 2004 and reclassified all of its mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in the balance sheets.

          Land and leasehold acquisition costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties in development. Interest is capitalized by applying a weighted average interest rate, including the effects of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized interest costs of $3,884,000, $3,068,000 and $996,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 a total of $17,769,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral properties at the Buckhorn Mountain Project.

          Crown expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Development costs incurred on mineral properties with proven and probable reserves are capitalized as mineral properties. Crown regularly performs evaluations of its investment in mineral properties to assess the recoverability and the residual value of its investments in these assets. All mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral property impairments in 2004, 2003 or 2002.

          At December 31, 2004 and 2003, Crown has capitalized costs, net of amortization, of $35,639,000 and $29,660,000, respectively, related entirely to the Buckhorn Mountain Project. The recoverability of these costs is dependent on, among other things, the successful permitting and development of the Project.

Marketable equity securities

          Crown's investments in marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value of available-for-sale securities are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, which is recognized as a loss in the statement of operations. Changes in fair value of trading securities are recorded in the statement of operations.

          During the year ended December 31, 2004, realized gains from sales of marketable equity securities amounted to $70,000. During the years ended December 31, 2003 and 2002 there were no realized gains or losses from sales of marketable equity securities and unrealized losses and (gains) of $(23,000) and $120,000, respectively, were recorded in accumulated other comprehensive income (loss) in the statement of stockholders' equity.

Fixed Assets

          Crown's fixed assets consist primarily of office equipment, furniture and art and are classified as other assets in the accompanying financial statements. Office equipment and furniture are depreciated over their useful lives using the straight-line method. Art is not depreciated. Accumulated depreciation was $217,000 and $205,000, respectively, as of December 31, 2004 and 2003. Crown recorded depreciation expense of $12,000, $15,000 and $7,000, respectively for the years ended December 31, 2004, 2003 and 2002.

Gain and loss on derivative instruments and trading securities

          On July 1, 2004 as a result of declaring, as a dividend, the distribution of Crown's investment in 9,633,585 shares of Solitario, Crown's warrants could be settled in both the Retained Shares and Crown common stock. This required the change in the classification of Crown's warrants from an equity derivative instrument to that of a liability derivative instrument, pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Crown has recorded the fair value of the warrants using the Black-Scholes option-pricing model. Any subsequent changes in the fair value of Crown's warrants are recorded as a gain or loss in the statement of operations. In addition, as a result of classifying the Retained Shares as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Crown records any gains or losses on the increase in the fair value of it's investment in Solitario, based upon quoted market prices, in the statement of operations.

          The Black-Scholes option-pricing model utilizes certain assumptions about the underlying securities to determine the fair value of our unexercised warrants. These assumptions include (i) the current quoted market price of the Retained Shares and shares of Crown's common stock as an estimate of intrinsic value, (ii) an estimate of the annual volatility of the Crown shares to be distributed of 77% based upon the closing market price over the last five years, (iii) a risk free interest rate of 2.95% based upon the current quoted interest rate for a similar-term United States Treasury strip securities and (iv) the estimated life of the warrants of 1.88 years based upon their current expiration date. Changes in these factors could have a material impact on our reported financial position, and results of operations.

Long-term debt discounts

          Long-term debt discounts have been recorded to recognize the relative fair value of warrants issued in conjunction with debt issuances, and beneficial conversion features on convertible debt instruments. The fair value of the warrants and the intrinsic value of the beneficial conversion features at the time of the debt issuance are recorded as reductions to the carrying value of the related debt instruments and increases in additional paid-in capital. These debt discounts are amortized to interest expense using the effective interest method over the term of the debt. Upon conversion of our Senior Notes during 2004 and the conversion of our Secured Notes during 2003, the remaining unamortized debt discounts were charged to interest cost upon the conversion or redemption. (see Note 6) Debt discounts are included in determining the interest rate to be used for capitalization of interest costs. Through December 31, 2004, amortization of all debt discounts have been included in capitalized interest.

Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes payable, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Earnings (loss) per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2004, 2003, and 2002, net of the weighted average number of treasury shares. Weighted average shares outstanding are reduced by Crown's proportionate share of Solitario's holdings of Crown common stock. Stock options, warrants and convertible debt securities that could potentially dilute earnings per share but were excluded from the computation of per share amounts as their inclusion would have been anti-dilutive, were approximately 8,243,000, shares in 2004, 27,269,000 shares in 2003 and 18,800,000 shares in 2002. The calculation of diluted earnings per share is detailed below:

(in thousands except per share	For the year ended December 31
amounts)	2004	2003	2002
Net income (loss)	$(6,004)	$(3,854)	$2,091
Effect of Dilutive Securities:
Convertible debentures	-	-	-
Options	-	-	-
Diluted net income	$(6,004)	$(3,854)	$2,091
Shares:
Basic weighted average shares outstanding, net of treasury stock	30,366	6,575	3,207
Effect of Dilutive Securities:
Convertible debentures	-	-	16,631
Options	-	-	79
Diluted weighted average shares outstanding, net of treasury stock	30,366	6,575	19,917
Basic (loss) earnings per share	$(0.20)	$(0.59)	$0.65
Diluted (loss) earnings per share	$(0.20)	$(0.59)	$0.10

Employee stock compensation plans

          Crown follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the terms of Crown's stock option plans, the exercise price of options issued to employees and directors equals the quoted market price of the stock on the date of grant. As a result of repricing options under Crown's 1988 Stock Benefit Plan (the "1988 Plan") and Crown's 1991 Stock Incentive Plan (the "1991 Plan") in 1998 and 1999, Crown began to account for those option grants using variable plan accounting as of July 1, 2000. The Plan of Reorganization rejected both the 1991 Plan and the 1988 Plan and all option awards were canceled. The Plan of Reorganization approved Crown's 2002 Stock Incentive Plan (the "2002 Plan"). In July 2002 Crown's Board of Directors granted options to purchase 3,375,000 shares of Crown common stock under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards and Crown accounts for these options as variable awards. Accordingly Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25.

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

          Pro forma information, in accordance with SFAS 148, has been computed as if Crown had accounted for its stock options under the fair value method prescribed by SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003 and 2002 grants, respectively (there were no grants in 2004); risk-free interest rates of 3.09% and 3.85%; dividend yields of 0%; volatility factors of the expected market price of Crown's common stock of 89% and 88%; and a weighted average expected life of the options of 3.5 years in 2003 and 3.5 years in 2002. The weighted average fair values of the options granted are estimated at $0.27 and $0.24 per share in 2003 and 2002, respectively. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

	For the year ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net income (loss) as reported	$(6,004)	$(3,854)	$2,091
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	342	2,063	115
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198)	(134)	(452)
Pro forma net income (loss)	$(5,860)	$(1,925)	$1,754
Basic earnings (loss) per share:
As reported	$ (0.20)	$ (0.59)	$ 0.65
Pro forma	$ (0.19)	$ (0.29)	$ 0.55
Diluted earnings (loss) per share:
As reported	$ (0.20)	$ (0.59)	$ 0.10
Pro forma	$ (0.19)	$ (0.29)	$ 0.09

Recent accounting pronouncements

          In December 2004, the FASB issued a revision to SFAS No. 123, entitled "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments are required to be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to continue the use of the APB No. 25 intrinsic value method of accounting that was provided in SFAS No. 123 "Share Based Payments" as originally issued. SFAS 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. Crown has not yet adopted SFAS 123R and it has not determined what effect, if any, it may have on its financial position or results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance of APB Opinion No. 29 is based upon the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Crown has not yet adopted SFAS 153 and it has not determined what effect, if any, it may have on its financial position or results of operations or cash flows.

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

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. Crown adopted FIN46R on January 31, 2003. The adoption of FIN 46 and FIN 46R did not have an effect on Crown's our financial position or results of operations.

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3") which addressed certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset is impaired. The consensus reached by the EITF is to be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. The adoption of EITF No. 04-3 did not have any impact on Crown's financial position, results of operations, or cash flows.

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

Reclassifications

          Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

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

       The Merger Agreement contemplates that all outstanding stock options to purchase Crown common stock will either be exercised or terminated prior to the effective time of the Merger. Between July 7 and July 12, 2004 all remaining options were exercised and as of December 31, 2004, Crown has no remaining stock options outstanding. Additionally, holders of unexercised warrants to purchase shares of Crown common stock will be allowed to elect to exchange the warrant for 0.2911 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective time of the Merger on a cashless basis. Any warrants not exercised prior to the merger will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement.

          On December 30, 2004, Crown amended the Merger Agreement with Kinross to extend to May 31, 2005, the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed. Prior to the amendment, the date had been December 31, 2004. The Merger Agreement may also be terminated, subject to certain conditions, by mutual written consent, or upon the failure of Crown to obtain the approval of its shareholders. Both Crown and Kinross may also terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          Concurrently with the amendment, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of Crown common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of the sale occurred on about January 18, 2005. Crown sold the common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on its belief that the sale does not involve a distribution. Kinross received restricted stock in the offering. Crown expects to use the proceeds of this offering to pay for permitting costs related to its Buckhorn Mountain property.

3. Mineral Properties:

          Buckhorn Mountain Project

          The Buckhorn Mountain Project is located on approximately 2,000 acres 24 miles east of Oroville, Washington. Crown currently owns 100% of the Buckhorn Mountain Project, which was held in a joint venture with Battle Mountain Gold Corporation ("Battle Mountain") prior to July 2001. During Crown's joint venture with Battle Mountain, the Buckhorn Mountain Project was known as the Crown Jewel Project. Battle Mountain merged with Newmont Gold Corporation (both companies referred to as "Newmont") on January 10, 2001. The Buckhorn Mountain Project has reported reserves of 991,000 ounces of contained gold in 3,075,000 tons of ore, based on a December 2003 feasibility study (the "SRK Feasibility Study"). Crown previously reported reserves of 839,000 ounces based upon a 2000 study by Mine Reserves Associates, Inc. of Wheat Ridge, Colorado.

          The Buckhorn Mountain Project is held by a combination of fee ownership, fee land for which leases are held with options to purchase, and unpatented mining claims. The ore deposit lies entirely on patented claims owned by Crown. Royalties on mineral property controlled by Crown payable to third parties vary from a 2% net smelter return royalty to an 8.33% net profits royalty on certain unpatented mining claims. The ore body as currently defined is subject only to a sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold. The Newmont royalty may be purchased in its entirety for $2.0 million at any time before July 23, 2006.

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

          On April 16, 1992, Crown filed a patent application for nine unpatented mining claims with the United States Department of the Interior. The Mining Law of 1872 of the United States allows owners of unpatented mining claims that demonstrate economic viability of mineralization discovered on such claims to apply for patent of the unpatented claim. Patenting involves the transfer of surface ownership from the U.S. Government to the successful patent applicant. The Department of Interior-Bureau of Land Management granted the patents to Crown on December 21, 2004.

          Approval of the patent application did not change the ultimate ownership of the reserves at the Buckhorn Mountain Project. Previously, the mineral rights under the unpatented claims were subject to meeting certain annual maintenance work requirements and payment of an annual claim fee. The U.S. Government owns the surface rights on Crown's remaining unpatented claims. Approval of the patent application eliminated the annual maintenance and fee requirement as well as combine perfected title to us regarding the surface rights on the previously unpatented claims.

         Cord Ranch

         In 2002, Crown sold its interest in the Cord Ranch properties to Royal Standard Minerals, Inc. ("Royal Standard") for one million shares of common stock of Royal Standard. Crown recorded a gain on sale of $171,000, which equaled the market value of the shares received on the date of sale, as Crown had no carrying value for its interest in the Cord Ranch Properties. Crown sold its shares of Royal Standard during 2004 for $241,000 and recorded a $70,000 gain on the transaction. As of December 31, 2003, the shares of Royal Standard common stock are reflected on Crown's accompanying consolidated balance sheets as marketable equity securities available for sale.

         Kings Canyon

          The Kings Canyon property in Utah consists of 360 acres of unpatented claims. Crown holds a 100% interest in the property, subject to a 4% net smelter royalty to third parties. There are no capitalized costs related to the Kings Canyon property as of December 31, 2004. Crown intends to maintain the property and may seek a joint venture partner to further evaluate and develop the Kings Canyon property.

Capitalized costs

          Mineral properties costs are comprised of the following:
	December 31,
(in thousands)	2004	2003
Mineral property land and leasehold costs	$24,247	$21,583
Less accumulated depreciation, depletion and amortization	(601)	(601)
Land and leasehold costs, net	23,646	20,982
Mineral property development costs	11,993	8,678
Total mineral property	$35,639	$29,660

          All amounts in the table above relate to Crown's Buckhorn Mountain Project, which contains all of Crown's total proven and probable gold reserves and its only property in development. Crown had no foreign assets at December 31, 2004 and 2003.

4. Investment in Solitario Resources Corporation:

          As discussed in Note 1, Crown accounted for its investment in Solitario under the equity method of accounting until July 26, 2004 when Crown distributed its holdings of 9,633,585 shares of Solitario's common stock to its stockholders. The fair value, based on the quoted market price, of Crown's 9,633,585 shares of Solitario common stock was approximately $11,271,000 at July 26, 2004 and $13,198,000 at December 31, 2003.

  Condensed financial information of Solitario is as follows:

Balance Sheets
(in thousands)	As of December 31, 2003
Assets
Current assets	$ 3,993
Mineral properties, net	2,760
Investment in Crown warrant, at fair value	5,591
Note receivable from Crown	937
Investment in Crown shares, at fair value	-
Other	7
Total assets	$13,288
Liabilities and stockholders' equity
Current liabilities	$ 763
Deferred income taxes	591
Stockholders' equity	11,934
Total liabilities and stockholders' equity	$13,288

Statements of Operations	Year Ended December 31,
(in thousands)	2003	2002
Unrealized gain (loss) on derivative instruments	$ 5,438	$ 105
Other costs and expenses	(2,084)	(2,184)
Net income (loss)	$ 3,354	$(2,079)

          The following is a reconciliation of Solitario's reported stockholders' equity to amounts reported by Crown as its investment in Solitario:
(in thousands)	As of December 31, 2003
Solitario stockholders' equity, as reported	$11,934
Adjustments:
Less Solitario's book value of Crown securities, recorded as treasury stock	793
Less Solitario's accumulated other comprehensive income, related to gains on Crown common stock, net of $607 of tax at December 31, 2003	1,144
Less Solitario's unrealized gain on derivative instruments, related to gain on Crown warrants, net of $669 of tax at December 31, 2003	4,812
Solitario adjusted stockholder's equity	5,185
Crown percentage ownership (1), (2)	38.7%
Crown's investment in unconsolidated subsidiary	$ 2,004

          The following is a reconciliation of Solitario's reported net income (loss) to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	For the year ended December 31,
	2004 **	2003	2002
Solitario net income (loss) as reported	$ (2,205)	$ 3,354	$(2,079)
Adjustments:
Solitario's derivative (gains) and losses recorded in its statement of operations for its holdings of Crown warrants, net of $800 and $669, respectively, of tax in 2004 and 2003	942	(4,769)	(105)
Other, net	-	-	63
Solitario adjusted loss	(1,263)	(1,415)	(2,121)
Crown weighted average percentage (1) (2)	37.6%	40.4%	41.2%
Crown's equity in loss of unconsolidated subsidiary	$ (475)	$ (571)	$ (873)

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

(2) The weighted average interest of Crown in Solitario's net loss for the year ended December 31, 2004 reflects the dilution of Crown's ownership interest resulting from Solitario's issuance of 1,021,000 shares of its common stock upon the exercise of options. These transactions reduced Crown's investment in Solitario from 38.7% as of December 31, 2003 to 37.1% as of July 26, 2004, the spin-off date. Crown's proportionate interest in this issuance of Solitario shares has been recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital, net of taxes.

          For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses, Crown has excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

          On November 4, 2003, Solitario completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 of Solitario common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000, or approximately $1,310,000 (net). The additional shares reduced Crown's interest in Solitario to 38.7% at December 31, 2003 from 41.2% at September 30, 2003. Crown's proportionate interest in this sale has been recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital, net of taxes.

Distribution of Solitario shares in the spin-off

          The distribution of Crown's equity-method investment in Solitario was accounted for at the recorded amount of the non-monetary assets distributed, pursuant to Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB Opinion 29"). Accordingly, on July 26, 2004, Crown reduced its equity method investment in Solitario by the recorded value of $1,355,000, reduced its treasury stock by $699,000 for shares of Crown stock held by Solitario. As of December 31, 2003 Crown had recorded other comprehensive income of $3,000, net of taxes of $1,000, for its interest in Solitario's gain on marketable equity securities. During 2004 Crown had recorded a decrease in other comprehensive income for its share of the value of Solitario's marketable equity securities of $20,000, net of taxes of $10,000, to a total accumulated loss of $17,000, net of tax of $9,000, as of July 26, 2004. Upon the spin-off, Crown increased its other comprehensive income by $17,000, net of tax of $9,000 for Crown's share of Solitario's loss on marketable equity securities. As a result of retaining the 998,306 Retained Shares, on July 26, 2004, Crown reclassified its remaining equity investment in Solitario of $214,000 to its investment in Solitario Resources Corporation. As Crown had an accumulated deficit on the date of the spin-off, Crown charged additional paid-in capital $1,867,000 for the disposition of its equity-method investment in Solitario less the recorded investment in retained shares of Solitario.

          Although the spin-off of Crown's interest in Solitario to its stockholders is expected to be a taxable transaction, it will not result in current tax due to the utilization of net operating losses. However, because the spin-off of Crown's holdings of Solitario is taxable at the fair market value of the shares distributed, rather than the recorded cost of its investment, Crown recorded an increase in its deferred tax liability of $1,066,000 and its income tax expense for the estimated tax related to the anticipated tax gain. In addition, Crown recorded the reversal of $2,068,000 previously recorded deferred tax benefits related to the difference between Crown's book and tax basis in Solitario as a charge to income tax expense. The existing deferred tax liability is expected to be offset in the future by existing net operating losses.

5. Investment in Marketable Equity Securities

          Investments in marketable equity securities consist of common stock and are classified as either available-for-sale or trading. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value of available-for-sale securities are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, which is recognized as a loss in the statement of operations. Changes in fair value of trading securities are recorded in earnings. The following table contains information about investments classified as available-for-sale as of December 31 (in thousands):
	Cost Basis	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Aggregate Fair Value
2004 2003	$ - $ 171	19	- -	$ - $ 190

          Proceeds from the sale of marketable equity securities and gross realized gains were $241,000 and $70,000, respectively, during the year ended December 31, 2004. Gross realized gains during 2004 included previously unrecognized gains and losses of $109,000 and $39,000, respectively.

          There were no realized losses on sales of marketable equity securities during the year ended December 31, 2004. There were no sales of marketable equity securities during the years ended December 31, 2003 or 2002.

6. Long-term Debt:

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

          The Senior Notes had a five-year term and carry a 10% interest rate, payable quarterly in cash or Crown common stock at the conversion prices of $0.35 and $0.2916 per share at the election of Crown. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow were also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible. Each warrant is exercisable into a Crown common share at $0.75 per share, subject to adjustment. Solitario also invested in a separate Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note was convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants. On July 14, 2004 holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 258,537 shares for accrued interest through the date of conversion). As of December 31, 2004 Crown has no Senior Notes outstanding.

          On the date of issuance, the warrants described above had an estimated fair value of $379,000, which was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This warrant discount was being amortized over the life of the Senior Notes and charged to capitalized interest cost, using the effective interest method. Upon conversion of the Senior Notes in July 2004, the remaining unamortized warrant discount of $179,000 was charged as capitalized interest cost.

          Under generally accepted accounting principles, any intrinsic value of the conversion feature (market price of the stock less the effective conversion price) of the Senior Notes, commonly know as the beneficial conversion feature, must also be recorded as a discount to the Senior Notes. On the date of issuance, October 19, 2001, there was no intrinsic value associated with the beneficial conversion feature of the Senior Notes and no discount was recorded thereon. However, when the Bankruptcy Court approved the Plan of Crown on May 30, 2002, the terms of the Senior Notes were effectively changed, since the conversion price remained unchanged despite the 1 for 5 reverse split required by the Plan of Reorganization. Based upon these revised terms, the intrinsic value of the beneficial conversion feature of the Senior Notes as of their issuance date was $3,221,000. Effective May 30, 2002, this amount was recorded as a discount to the Senior Notes and credited to additional paid-in capital. This beneficial conversion feature discount was being amortized over the remaining life of the Senior Notes as of May 30, 2002 and was charged to capitalized interest cost. Upon conversion of the Senior Notes in July 2004, the remaining unamortized discount for the beneficial conversion feature of $2,925,000 was charged as capitalized interest cost.

          A summary of the Senior Notes as of December 31, 2003 is as follows:

	Related Party Notes	Other Senior Notes	Total Senior Notes Payable
Face value of Senior Notes Unamortized warrant discount Unamortized beneficial conversion feature discount Senior Notes balance	$1,000,000 (64,000) (845,000) $ 91,000	$2,600,000 (156,000) (2,218,000) $ 226,000	$ 3,600,000 (220,000) (3,063,000) $ 317,000

           Secured Notes

           As discussed in Note 1, Crown issued $2,000,000 in 10% convertible Secured Notes as part of the Corporate Reorganization. The Secured Notes carried a 10% interest rate payable quarterly in cash or Crown common stock at the election of Crown. The number of shares of Crown's common stock that could have been issued in satisfaction of accrued interest is calculated by dividing the value of the accrued interest obligation at the stated interest rate by the conversion price of $0.35 per share. The Secured notes were to mature in October 2006 and were convertible into Crown common shares at $0.35 per share. The Secured Notes were secured by all of the Assets of Crown on a pari-passu basis with the Senior Notes. In addition, the Secured Note holders were issued a warrant, which expires in 2006 for every share into which the Secured Notes are convertible. The warrants were exercisable upon issuance. Each warrant is exercisable into a Crown common share at $0.75 per share, subject to adjustment.

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

          On November 21, 2003 the Secured Notes were called for redemption, and prior to December 31, 2003, Secured Notes of $1,994,000 were converted into 5,697,131 shares of Crown common stock, with the remaining $6,000 of outstanding Secured Notes being redeemed for cash. The remaining unamortized discount of $940,000 was charged to capitalized interest cost during 2003 upon conversion of the Secured Notes.

          Subordinated Notes

          As discussed in Note 1, Crown issued $4,000,000 in 10% convertible Subordinated Notes as part of the Debenture restructuring. The Subordinated Notes carried a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Subordinated Notes were to mature in October 2006 and were convertible into Crown common shares at $0.75 per share. The conversion feature of the Subordinated Notes had no intrinsic value on the issuance date and accordingly, there was no discount recorded thereon. In October 2003 and November 2003 a total $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock prior to the automatic conversion on November 5, 2003. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

          Subordinated B Notes

          On February 21, 2003, Crown issued $2,705,000 of 10% Convertible Subordinated Promissory Notes due 2006, Series B (The "Subordinated B Notes"). The Subordinated B Notes were convertible into common stock of Crown at $0.75 per share. There was no beneficial conversion feature for the Subordinated B Note as the market price was below the conversion price at issuance. The Subordinated B Notes paid interest at 10% in stock or cash at Crown's option, and were to mature in October 2006. Solitario invested $400,000 in the Subordinated B Notes on the same terms as all other investors. On November 5, 2003, $2,705,000 of Subordinated B Notes were automatically converted into 3,606,667 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated B Notes whereby the Subordinated B Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

          Keystone Note

          In July 2001, as part of the termination of the joint venture on the Buckhorn Mountain Project with Newmont, Crown assumed a note with a face value of $250,000 due February 22, 2002 (the "Keystone Note"). Crown recorded the Keystone Note at its discounted fair value of $237,000. On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the Keystone Note $30,000 and extending the term of the Keystone Note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. As a result of this amendment to the terms of the Keystone note, Crown recorded a discount of $41,000 to its recorded value of the Keystone note for the present value of the remaining payments, and other income of the same amount. This discount is being amortized to capitalized interest cost over the remaining term of the note. Crown recorded capitalized interest cost of $9,000, during 2004 and $13,000 during 2003 for amortization of its discount on the Keystone note. In December 2002, Crown amended the terms of the Keystone Note to extend payment of $20,000 of the note from December 2002 to June 2003. The effect of this amendment was not material. At December 31, 2004, the current portion of the Keystone Note was $45,000.

          Interest

          Interest costs are capitalized on mineral properties in development. Interest is capitalized by applying a weighted average interest rate to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized all of its interest costs of $3,884,000, $3,068,000 and $996,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 a total of $17,769,000 and $13,885,000, respectively, of interest costs have been capitalized as mineral property at the Buckhorn Mountain Project.

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

          Crown recorded the following amounts to capitalized interest cost related to long-term debt:

	Year ended December 31,
	2004	2003					2002
(in thousands)	Senior Notes	Senior Notes	Secured Notes	Subor- dinated Notes	Subor- dinated B Notes	Total	Senior Notes	Secured Notes	Subor- dinated Notes	Total

Notes:
Stated interest	194	$360	$ 185	$339	$191	$1,075	$359	$111	$222	$692
Warrant discount amortization	41	74	-	-	-	74	72	-	-	72
Beneficial conversion feature discount amortization	138	125	213	-	-	338	32	104	-	136
Unamortized discount charged to interest cost upon conversion	3,105	-	940	-	-	940	-	-	-	-
Increase (decrease) in interest cost from shares issued for interest	397	373	200	27	28	628	(98)	10	(64)	(152)
Total	3,875	$932	$1,538	$366	$219	3,055	$365	$225	$158	748
Convertible debentures	-					-				231
Keystone Note	9					13				17
Total capitalized interest Cost	$3,884					$3,068				$996

  Future minimum payments

          Crown's future minimum payments on long-term debt consist of one payment on the Keystone Note of $50,000 due in December 2005.

7. Income Taxes:

          Crown's income tax expense (benefit) from continuing operations consists of the following:
(in thousands)	2004	2003	2002
Deferred:
U.S.	$1,951	$408	$(55)
Foreign	-	-	-
Operating loss and credit carryovers:
U.S.	(42)	(1,263)	4,922
Foreign	-	-	-
Income tax expense (benefit)	$1,909	$(855)	$4,867

          During 2004 and 2003, income tax expense of $85,000 and $130,000, respectively, was charged to stockholders' equity for Crown's additional paid-in capital arising from Solitario's share issuances.

          During 2004, Crown recognized income tax deductions of $1,173,000 from the exercise of nonqualified stock options not subject to variable plan accounting. Stockholders' equity has been credited in the amount of $400,000 for the income tax benefit of these deductions.

          During 2004, 2003 and 2002, Crown recorded other comprehensive (income) loss of $23,000, $35,000 and ($140,000), respectively, related to unrealized (gains) losses on marketable equity securities. Other comprehensive income has been (credited) charged in the amounts of ($8,000), ($12,000) and $20,000, respectively, for the income tax (benefit) expense associated with these unrealized (gains) losses.

          The net deferred tax liabilities in the accompanying December 31, 2004 and 2003 balance sheets include the following components:
(in thousands)	2004	2003
Deferred tax assets:
Net operating loss ("NOL") carryovers	$2,783	$2,339
Investment in Solitario	-	1,981
Variable option compensation	-	238
Unexercised warrant liability	1,165	-
Other	225	71
Deferred tax assets	4,173	4,629
Deferred tax liabilities:
Exploration, development and mineral interests costs	4,836	4,333
Capitalized interest	4,391	4,180
Depreciation and amortization	403	266
Investment in Retained Shares	280	-
Deferred tax liabilities	9,910	8,779
Net deferred tax liabilities	$5,737	$4,150

          A reconciliation of expected federal income tax expense (benefit) from operations at the U.S. statutory rates with the expense (benefit) for income taxes is as follows:
(in thousands)	2004	2003	2002
Income tax at statutory rates	($1,392)	($1,601)	$2,357
Section 382 limitation	-	-	5,751
Change in valuation allowance	-	-	(3,241)
Nondeductible option compensation	116	865	-
Taxable spin-off	2,806	-	-
Other	379	(119)	-
Income tax expense/(benefit)	$1,909	$(855)	$4,867

          In connection with the confirmation of the Plan of Reorganization, Crown had a greater than fifty-percent change of ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Crown's carryovers is limited to approximately $121,000 per year.

          At December 31, 2004 Crown had unused NOL carryovers of approximately $8,186,000, which begin to expire commencing in 2021.

8.   Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded the fair value of the warrants as unexercised warrant liability of $16,107,000 as of July 1, 2004 with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. Upon exercise of the warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the year ended December 31, 2004, Crown recorded a loss on derivative instrument of $3,475,000, related to the increases in the fair value of the unexercised warrants.

          On July 12, 2004, holders exercised warrants for 3,771,428 shares of Crown common stock on a cashless basis and received 2,398,336 shares of Crown common stock. On July 15, 2004, warrant holders exercised warrants for 947,140 shares for cash by paying $711,000 and received 947,140 shares of Crown common stock. Crown reduced its unexercised warrant liability by $6,284,000 and credited stockholders' equity by the same amount for the fair value of the Crown stock issued related to those warrant exercises.

          On August 16, 2004, a warrant holder exercised a warrant for 419,049 shares of Crown common stock on a cashless basis and received 208,118 shares of Crown common stock and 48,293 Retained Shares. Crown reduced its investment in retained shares of Solitario by $49,000, for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $368,000 for the fair value of the shares of Crown common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised.

          Crown has recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

9.   Fair Value of Financial Instruments:

          For certain of Crown's financial instruments, including cash and cash equivalents, and short-term investments, the carrying amounts approximate fair value due to their short maturities. The estimated fair value at December 31, 2003, based on quoted market prices, of Crown's Senior Notes was $26,514,000.

10.   Commitments and Contingencies:

          In acquiring its interests in mineral claims and leases, Crown has entered into lease agreements, which generally may be canceled at its option. Crown is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. Crown estimates its 2005 mineral property rentals and option payments to be approximately $15,000. Crown has no estimated work commitments for 2005. Other optional lease payments, including options for water rights, gravel sources for mine backfill and options to purchase private fee lands for potential processing-related facilities, are estimated to be approximately $20,000 for 2005.

          Crown has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The cost of Company contributions in 2004, 2003 and 2002 was $39,000, $38,000 and $40,000, respectively.

          Crown leases office space under non-cancelable operating leases providing for minimum annual rent payments of $32,690 in 2005 and $27,242 in 2006. Rent expense for all leases was $37,000, $55,000 and $70,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

          Effective January 1, 2002, Crown adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". During 2003, Crown acquired nine monitoring wells related to its permitting at its Buckhorn Mountain Project. Under Crown's proposed plan of operations these wells will be reclaimed prior to the closure of the Buckhorn Mountain Project after mining. At December 31, 2004 and 2003, Crown recorded an "asset retirement obligation" of $23,000 and $21,000, respectively, which represents the estimated present value of its cost to reclaim these wells. At December 31, 2004 and 2003, Crown has capitalized its asset retirement cost of $23,000 and $21,000, respectively, and recorded $27,000 and $22,000, respectively, of restricted cash for settling its asset retirement obligation. The capitalized asset retirement obligation is a component of mineral properties, net in the accompanying financial statements.

          In order to obtain the necessary permits for the Buckhorn Mountain Project, a Supplemental Environmental Impact Statement (the "Statement") is being prepared by the Department of Ecology of the State of Washington (the "WDOE"). Additionally, an Environmental Assessment is being prepared by the US Forest Service for those activities being proposed on federal lands. The costs of the review by the WDOE, the US Forest Service, and any third-party contractors are billed to Crown by these respective entities on a periodic basis. Crown has accrued $996,000 for these costs at December 31, 2004, based on inquiries of the WDOE and third-party contractors regarding unbilled fees for services rendered through December 31, 2004.

11.   Stock Option Plans and Warrants:

          The 2002 Crown Stock Incentive Plan (the "2002 Plan") reserved 5,000,000 shares of Crown common stock for grants under the 2002 Plan. The 2002 Plan provides that the Board of Directors may: (a) grant incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986; (b) grant options other than incentive stock options ("non-qualified stock options); (c) award stock bonuses; (d) sell and issue shares pursuant to certain restrictions under the 2002 Plan; and (e) award performance based awards as defined under the 2002 Plan. All options granted expire five years from the date of grant and vest 25 percent on the date of grant, and 25 percent on each anniversary of the date of grant for the next three years. In July 2004, the Board of Directors, in accordance with the terms of the 2002 Plan, vested all remaining unexercised options. As of December 31, 2004, 3,435,000 options have been exercised and no options have expired from the 2002 Plan.

          The activity in the 2002 Stock Incentive Plan for the years ended December 31, 2004, 2003 and 2002 was as follows:
	2004		2003		2002
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	3,379,000	$0.40	3,375,000	$0.40	-	-
Granted	-	-	60,000	0.45	3,375,000	$0.40
Exercised	(3,379,000)	0.40	(56,000)	0.40	-	-
Cancelled / forfeited	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Outstanding, end of year	-	$0.40	3,379,000	$0.40	3,375,000	$0.40
Exercisable, end of year	-	$0.40	1,681,500	$0.40	843,7500	$0.40

          Crown's 1988 Stock Benefit Plan (the "1988 Plan") and Crown's 1991 Stock Incentive Plan (the "1991 Plan") had terms and conditions similar to the 2002 Plan, except that members of the Board of Directors could only receive formula grants under the 1991 Plan. Up to 1,500,000 shares were reserved for grant under each of the 1988 Plan and the 1991 Plan (for a total of 3,000,000 shares). All options outstanding under the 1988 Plan expired in February 2002. The Plan of Reorganization rejected both the 1988 Plan and the 1991 Plan and all related option awards were cancelled. As of December 31, 2002, there were no outstanding options for shares under the 1988 Plan or the 1991 Plan.

          The activity in the 1988 Plan for the year ended December 31, 2002 was as follows:
2002
Weighted
	Number of	Average
	Shares	Price
Outstanding, beginning of year	497,000	$2.18
Granted	-	-
Exercised	-	-
Cancelled / forfeited	(497,000)	2.18
Expired	-	-
Outstanding, end of year	-	$ -
Exercisable, end of year	-	$ -

          The activity in the 1991 Plan for the year ended December 31, 2002 was as follows:
2002
Weighted
	Number of	Average
	Shares	Price
Outstanding, beginning of year	1,109,150	$1.25
Granted	-	-
Exercised	-	-
Cancelled / forfeited	(1,109,150)	1.25
Expired	-	-
Outstanding, end of year	-	$ -
Exercisable, end of year	-	$ -

          As a result of the repricing of existing options in 1999 and 1998, (under both the 1988 and 1991 Option Plans) Crown began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, (an interpretation of APB Opinion No. 25)." Accordingly, an increase in the current market price of Crown common stock above the higher of the option strike price and the market price of Crown's common stock subsequent to July 1, 2000, multiplied by vested options outstanding was recorded as compensation expense in the period of the price increase. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense was credited as a reduction of compensation expense. In July 2002 Crown's Board of Directors granted options to purchase 3,375,000 shares under the 2002 Plan. Of these, options to purchase 2,600,000 shares were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25 and FIN 44. During the years ended December 31, 2004, 2003 and 2002 Crown recorded $518,000, $3,126,000 and $175,000, respectively, of compensation expense related to the vested portion of the 2002 option awards. Additionally, during the years ended December 31, 2004, 2003 and 2002, Crown recorded (reductions) increases in unearned compensation of $(2,149,000), $1,856,000 and $293,000, respectively.

The activity in outstanding warrants for the years ended December 31, 2004, 2003 and 2002 was as follows:
	2004		2003		2002
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Warrants Exercisable For shares		Warrants Exercisable For shares		Warrants Exercisable For shares

Outstanding, beginning of year	13,403,810	$0.74	16,200,000	$0.74	10,485,714	$0.73
Issued	-	-	-	-	5,714,286	0.75
Exercised(1)	(3,569,594)	0.72	(2,024,127)	0.75	-	-
Cancelled / forfeited	(1,590,881)	0.72	(772,063)	0.75	-	-
Expired	-	-	-	-	-	-
Outstanding, end of year (2)	8,243,335	$0.75	13,403,810	$0.74	16,200,000	$0.74

(1)  During 2004, holders of warrants for 4,213,335 shares exercised their warrants on a cashless basis at market prices between $1.49 and $2.50 per share for 2,622,454 shares of Crown common stock. Holders also exercised warrants for 2,476,189 shares for cash at the exercise price of $0.75 per share. During 2003, holders of warrants for 1,851,425 shares exercised their warrants on a cashless basis at market prices between $1.50 and $2.50 per share for 1,079,362 shares of Crown common stock. Holders also exercised warrants for 944,765 shares for cash at the exercise price of $0.75 per share.
(2)  All warrants were exerciseable on issuance and expire on October 19, 2006.

12. Related Party Transactions

           Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 25% of Crown corporate administrative costs for executive and technical salaries benefits and expenses, 50% of Crown corporate administrative costs for financial management and reporting salaries, benefits and expenses, and 75% of Crown corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by Crown management and employees on Crown activities and Solitario activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $390,000 for 2004, $351,000, for 2003 and $499,000 for 2002, which are recorded as a reduction to general and administration costs. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. During the year ended December 31, 2004, Crown distributed 48,293 Retained Shares upon the exercise of warrants and at December 31, 2004, had 950,013 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. Crown has recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. During the year ended December 31, 2004, Crown recorded a gain of $1,263,000 on its investment in retained shares of Solitario. See Note 8 above. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

            In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. Solitario was paid 151,614 Crown shares as interest income under the Senior Notes for the year ended December 31, 2002. On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,366 shares issued for accrued interest through the date of conversion on the Notes.

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

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 38.1% of the then outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of December 31, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of December 31, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of the then outstanding Crown shares.

          As of December 31, 2004, Solitario owns 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding shares of Crown.

          On February 21, 2003, Solitario invested $400,000 in Crown's Subordinated B Notes on the same terms and conditions as all other investors. On November 5, 2003 Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock, as discussed in Note 5. During 2003 and 2002, Crown issued to Solitario 249,718 and 182,440 shares of Crown's common stock, with a fair value of $207,000 and $75,000, respectively, in satisfaction of Crown's accrued interest obligations to Solitario under the Senior and Subordinated B Notes. See Note 6.

13.   Selected Quarterly Financial Data (Unaudited):

(in thousands, except per share)	2004 (1)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,
	As previously reported	As restated	As previously reported	As restated	As previously reported(2)	As restated(2)
Net (loss) income	$ (357)	$ (361)	$ 158	$ 341	$(5,568)	$(5,880)	$ (104)
(Loss) income per share: Basic	$(0.02)	$(0.02)	$0.01	$0.02	$ (0.15)	$ (0.16)	$ (0.00)
Diluted	$(0.02)	$(0.02)	$0.00	$0.01	$ (0.15)	$ (0.16)	$ (0.00)
Weighted shares outstanding: Basic	21,989	21,989	22,062	22,062	37,216	37,216	40,014
Diluted	21,989	21,989	40,076	40,076	37,216	37,216	40,014

(in thousands, except per share)	2003 (3)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net loss	$(423)	$(582)	$(271)	$(321)	$(813)	$(1,035)(4)	$(1,482)	$(1,916)(4)
Loss per share: Basic and diluted	$(0.10)	$(0.14)	$(0.06)	$(0.07)	$ (0.15)	$ (0.19)	$ (0.12)	$ (0.16)
Weighted shares outstanding: Basic and diluted	4,201	4,201	4,769	4,769	5,361	5,361	11,886	11,886

(1)          The operating results for each of the three quarters during the nine months ended September 30, 2004 have been restated as discussed in Note 14.
(2)          The increase in the loss for the third quarter was primarily related to (i) a $3,253,000 loss on derivative instruments related to the increase in the fair value of warrants, (ii) income tax expense of $3,203,000 related to a reversal of previously recorded temporary differences between the book and tax basis of Crown's investment in Solitario upon the spin-off and recognition of a liability for anticipated tax gain as well as (iii) an increase in variable stock option compensation expense, which in turn is directly affected by changes in the underlying price of Crown's common shares. These increases in expenses were partially offset by both a reduction in equity in loss of Solitario, which was not included in operating results after July 26, 2004, the date of the spin-off, and a gain on the investment in retained shares of Solitario. The change in the relative per share amounts are primarily due to additional shares outstanding from debt conversions and warrant exercises in the third quarter of 2004.
(3)          The operating results for each of the four quarters during the year ended December 31, 2003 have been restated as discussed in Note 14.
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

14.   Restatement

          Subsequent to the issuance of Crown's consolidated financial statements for the year ended December 31, 2003 and the subsequent interim periods through September 30, 2004, Crown determined that it had incorrectly recognized income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options. Crown has now determined that the variable plan stock option compensation related to these incentive stock options represented a permanent difference for which a deferred tax benefit should not have been recognized.

          As a result, the accompanying consolidated financial statements for the year ended December 31, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

BALANCE SHEET INFORMATION

	As of December 31, 2003
(in thousands)	As previously reported	As restated
Liabilities and Stockholders' Equity:
Liabilities:
Deferred income taxes	3,285	4,150
Stockholders' equity:
Accumulated deficit	(24,717)	(25,582)
Total stockholders' equity	30,244	29,379

STATEMENT OF OPERATIONS INFORMATION

Year ended December 31, 2003
(in thousands except per share amounts)	As previously reported	As restated
Income tax benefit	$ 1,720	$ 855
Net loss	(2,989)	(3,854)
Basic and diluted loss per common share:	$ (0.45)	$ (0.59)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

Item 9a. Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of December 31, 2004.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weakness in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2004, as discussed below. Within the quarter ended December 31, 2004, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

Internal control over financial reporting

          Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          The Company's Independent Registered Public Accounting Firm, Deloitte and Touche, LLP ("Deloitte"), advised the audit committee on November 22, 2004, that Deloitte identified matters that resulted in adjustments that had a material effect on the Company's financial reporting process. Such adjustments are the result of a deficiency in both the design or operation of Crown's disclosure controls and procedures and the implementation of generally accepted accounting principles. Deloitte further advised the Company that it believes that these matters constitute a significant deficiency in internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. The adjustments related to properly applying accounting principles generally accepted in the United States of America to the accounting surrounding the spin-off of Solitario in July 2004. These adjustments required the recording of the fair value of our investment in Solitario, the recording of our warrant liability at fair value, an adjustment to our accumulated deficit and recording the net change in fair value of these items in our statement of operations. All of these adjustments are recorded in our consolidated financial statements for year ended December 31, 2004.

           In addition, the Company has concluded that the events cited in this report that are the subject of the restatement described in Note 14 to the consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. These material weaknesses relate to incorrectly providing income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options. Deloitte advised Crown and its Audit Committee that it will issue a material weakness letter with respect to such.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the material weaknesses, significant deficiencies and deficiencies in our system of internal control over financial reporting identified above caused our system of internal control over financial reporting to be ineffective as of December 31, 2004. Within the quarter ended December 31, 2004, there were no significant changes to our system of internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Directors.

          The current directors are:
Name	Age	Position with Crown and business experience within the last five years
Steven A. Webster Chairman	53

Mr. Webster was appointed as a director, in June 2002, pursuant to the Plan of Reorganization as one of three directors so named by holders of our Senior Notes. Mr. Webster previously was a director from the time we commenced operations until June 2001 when he did not stand for re-election. Since 2000, Mr. Webster has been Chairman of Global Energy Partners, which is affiliated with CSFB Private Equity and makes private equity investments in the energy industry. He also serves as Chairman of Carrizo Oil & Gas, Inc. (CRZO/Nasdaq), an oil and gas exploration company, and Basic Energy Services Inc., a privately held well services contractor. Mr. Webster is a director of Grey Wolf Inc. (GW/ASE), a land drilling rig contractor, Camden Property Trust (CPT/NYSE), a real estate investment trust, Brigham Exploration Company (BEXP/Nasdaq), an oil and gas company, Goodrich Petroleum Corporation (GOP/NYSE), an oil and gas company, Seabulk International Inc. (SBLK/Nasdaq), a marine transportation and service provider, Geokinetics Inc. (GEOK/OTC), a geophysical company, and various private companies. Mr. Webster was the founder, Chairman and CEO of Falcon Drilling Company (FLC/NYSE), President and CEO of its successor, R&B Falcon Corporation (FLC/NYSE), through 1999, and Vice Chairman until the sale of the company to Transocean Inc. in 2001. He is a graduate of Purdue University and holds an MBA from Harvard Business School. Mr. Webster serves on the Dean's Advisory Board of Purdue's Krannert School.

Christopher M. Harte	57

Mr. Harte was appointed as a director, in June 2002, pursuant to the Plan of Reorganization as one of three directors so named by holders of our Senior Notes. Mr. Harte is an investment manager.  He was a management consultant at McKinsey & Company and was publisher of the Centre Daily Times in State College, PA, the Akron Beacon Journal, the Portland Press Herald and Maine Sunday Telegram.    He is a director of Harte-Hanks, Geokinetics, and several private companies. He is chairman of the Center for the Public Interest, a director of the National Audubon Society and of other organizations.  He is a graduate of Stanford and has an MBA from the University of Texas.

Christopher E. Herald	51

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

Brian Labadie	52

Mr. Labadie has over thirty years experience in the mining industry including the last eight years with Miramar Mining Corporation where he is currently the Executive Vice President, COO. Prior to that, Mr. Labadie spent nine years with Echo Bay Mines, Ltd. as Vice President of Operations, including full operational and management responsibility for the Kettle River Mine in Republic, Washington. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

Mark E. Jones, III	65

Mr. Jones has been Vice Chairman since 2001, Chairman from 1987 to 2001, Chief Executive Officer from 1987 to 1993 and President from September 1989 to November 1990. He has also been Chairman of Solitario since August 1993. Mr. Jones is Chairman of Brazauro Resources Corporation and a former board member of Arequipa Resources. Mr. Jones attended the University of Texas.

F. Gardner Parker	63

Mr. Parker was appointed as a director, in June 2002, pursuant to the Plan of Reorganization as one of three directors so named by the holders of our Senior Notes. Mr. Parker is lead managing trustee with Camden Property Trust. He also serves as director of Carrizo Oil and Gas and Sharps Compliance, Inc. Mr. Parker is a director of several private companies including Gilman Auto Dealerships, Net Near U. Communications, Camp Longhorn, nii Communications, Sherwood Nursing Home, and Pinnacle Oil and Gas Company. Mr. Parker owns interests in real estate holdings throughout the State of Texas. Mr. Parker received his CPA and worked for Ernst and Young (formerly Ernst and Ernst) for fourteen years, seven of which were as partner. Mr. Parker is a graduate of the University of Texas

Ronald Shorr	68

Mr. Shorr is a mining consultant. He has been a senior mining analyst for Bear Stearns, the Natwest Bank, and Morgan Stanley Dean Witter. He has served as Chief Operating Officer and Chief Financial Officer of Minbanco, a mining company. Mr. Shorr is a Chartered Financial Analyst. He graduated from the University of Michigan and Harvard Business School and attended graduate mining school at Columbia University.

          (b) Executive Officers.

    Our executive officers are as follows:
Name and municipality of residence	Age	Position with Crown and business experience
MARK E. JONES, III Houston, Texas	65	Our Vice Chairman since 2001, Chairman from 1987 to 2001, Chief Executive Officer from 1987 to 1993 and President from September 1989 to November 1990; Chairman of Solitario since August 1993.
CHRISTOPHER E. HERALD Golden, Colorado	51	Our Chief Executive Officer since June of 1999, the President of Crown since November 1990. Chief Executive Officer of Solitario since June 1999, President of Solitario since August 1993.
JAMES R. MARONICK Lakewood, Colorado	49

Our Chief Financial Officer since June 1999, Vice President-Finance and Secretary/Treasurer and of Solitario since September 1997; Vice President-Finance and Secretary/Treasurer of Consolidated Nevada Goldfields Corporation from November 1994 to September 1997.

WALTER H. HUNT Oroville, Washington	53

Our Vice President-Operations since November 2002, Vice President-South American Operations from July 1994 to November 2002; President-South American Operations, Solitario since June 1999; Vice President-Peru Operations of Solitario since July 1994.

Directors' Compensation

          Directors who are not our employees are reimbursed for their expenses incurred in attending Board meetings. Directors have received options to purchase Common Stock granted under the Crown 2002 Incentive Stock Option Plan (the "2002 Plan"). All options terminate five years from date of grant if not earlier exercised. There were no options granted to directors during 2004.

Meetings of Board of Directors and Committees

          During the fiscal year ended December 31, 2004, there was one meeting of the Board. Each of the incumbent Directors attended all the meetings of the Board, except that Mr. Harte was not present at one Audit Committee meeting and Mr. Parker was not present at one Audit Committee meeting. All of the Directors attended all meetings held by committees of the Board on which they served, except that Mr. Harte was not present at one Audit Committee meeting. All of the references to meetings exclude actions taken by written consent.

          The Board has an Audit Committee consisting of Messrs. Parker, Harte and Shorr each of whom is independent as defined in NASD listing standards. The Audit Committee operates under a written charter adopted by the Board, a copy of which has been filed with the Securities and Exchange Commission. The Audit Committee has the responsibility, among other things, to: (i) recommend the selection of Crown's independent registered public accounting firm; (ii) review the preparation and scope of the annual audit of Crown and the extent of non-audit services; (iii) review with management the independent registered public accounting firm's report and the recommendations of the independent registered public accounting firm; (iv) review litigation and other legal matters that may affect Crown's financial condition; (v) recommends the inclusion of the audited financial statements in the Annual Report on form 10-K. The Audit Committee met four times during the fiscal year ended December 31, 2004. The Audit Committee's report is set forth below.

          The Board also has a Compensation Committee consisting of non-employee Directors, Messrs. Webster, Labadie and Parker. The Compensation Committee is responsible for reviewing and approving executive compensation and administering Crown's stock option programs. The Compensation Committee met one time during 2004. The Compensation Committee's report is set forth below.

          The Board does not have a nominating committee or other committee performing similar functions.

Audit Committee Disclosure

          The Audit Committee consists of Mr. Parker, Mr. Harte and Mr. Shorr, each of whom is independent in accordance with the definition of the New York Stock Exchange listing standards. The Board of Directors has determined that Mr. Parker is an audit committee financial expert as defined by the Securities and Exchange Commission. The Audit Committee acts under a written charter adopted and approved by the Board of Directors. The Audit Committee reviews Crown's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting processes, including the system of internal controls.

Audit Committee Report

          In performing its duties the Audit Committee reviewed and discussed the audited financial statements contained in the 2004 Annual Report on Form 10-K with management and Crown's independent registered public accounting firm, Deloitte & Touche LLP. The Audit Committee met with Deloitte & Touche LLP, and discussed all issues deemed to be significant by Deloitte & Touche LLP, including any matters required by Rule 2-07 of Regulation S-X, "Communication with Audit Committees" and Statement of Auditing Standard No. 61, as amended, ("Communications with Audit Committees") and without management present, discussed and reviewed the results of audit of the financial statements. In addition, in accordance with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees" as amended or supplemented, the Audit Committee discussed with Deloitte & Touche LLP its independence from Crown and its management, and has received the written disclosures and letter from Deloitte & Touche LLP that stated it is independent of Crown within the meaning of US securities laws.

          In reliance on the reviews and discussions outlined above, the Audit Committee has recommended to the Board that Crown include the audited consolidated financial statements in its Annual Report under Form 10-K for the year ended December 31, 2004 for filing with the SEC.

               AUDIT COMMITTEE
               F. Gardner Parker, Chairman
               Christopher Harte
               Ronald Shorr

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, Directors, greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, the following failed to meet Section 16(a) filing requirements applicable to officers, Directors, and greater than ten percent beneficial owners. Oliver Baring filed two reports on Form 4 late, covering three transactions; Bryan Benitz filed one report on Form 4 late, covering two transactions; Gary L. Blum filed one report on Form 4 late, covering two transactions; Solitario Resources filed two reports on Form 4 late, covering six transactions; and Zoloto Investors filed one report on Form 4 late, covering two transactions.

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

          Executive Officer Compensation Program. The major elements of the executive compensation program during 2004 consisted principally of base salary, bonuses, and Crown's stock option plan, which reward executives for delivering value to our shareholders as measured by increases in the Common Stock price and performance of Crown's share price relative to its industry peer group. Mr. Herald, Mr. Jones and Mr. Maronick have entered into change in control agreements as discussed below.

          Base Salary. Base salaries of executive officers are established annually, at the beginning of each year. The Compensation Committee reviews the responsibilities, experience, and performance of the executive officers, and bases its approval of base salary levels and changes thereupon on these and other factors, including the competitive marketplace and our budget considerations. Due to budget considerations, and our recent bankruptcy, there were no salary increases granted to executive officers during 2004.

          Bonuses. Bonuses are granted to executive officers at the discretion of the Compensation Committee. During 2004, bonuses were paid to certain salaried employees in amounts equal to five percent of annual base pay.

          Stock Option Plans.   The Compensation Committee and the Board approve all grants of options under the 2002 Plan. During 2004, there were no options granted to executive management under the 2002 Plan.

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

          Compensation of the Chief Executive Officer. Mr. Herald's compensation for 2004 was based upon the established compensation policies described above. In establishing Mr. Herald's base salary, the Compensation Committee evaluated our competitive standing as measured by criteria such as market capitalization, potential ounces of annual gold production, proven gold reserves, and stock performance. The Compensation Committee also considered the duties, responsibilities, and performance of Mr. Herald in his capacity as our Chief Executive Officer and executive pay rates of peer group companies. Mr. Herald's 2004 salary and performance incentives reflect his responsibilities in directing our day-to-day activities and our subsidiaries. Mr. Herald's salary arrangement and performance incentives will continue to be evaluated by the Compensation Committee periodically. During 2004, Mr. Herald received a cash bonus equal to 5% of his salary. Mr. Herald was granted director-related cash compensation of $7,500 in 2004, no options in 2003 and was granted 850,000 stock options from the 2002 Plan in July 2002.

               COMPENSATION COMMITTEE
               Steven A. Webster, Chairman
               Brian Labadie
               F. Gardner Parker

Employment Contracts and Change in Control Agreements

           During June 2000, we signed change in control agreements (the "Agreements") with Mr. Herald, Mr. Jones and Mr. Maronick (the "Named Executives"). The Board recognized the benefit to Crown to foster continued employment of key management personnel. In this connection, the Board recognized that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of Crown and its stockholders. A change in control is deemed to have occurred if: (a) A person is or becomes the beneficial owner of securities representing 20% of the voting power of Crown; or (b) the shareholders of Crown approve a merger other than a merger where at least 80% of the combined voting power of Crown securities in the surviving entity were represented by the combined voting power before the merger; or (c) the shareholders of Crown approve the sale of all or substantially all of the assets of Crown; or (d) the shareholders of Crown approve any plan of liquidation or dissolution of the Company. The Agreements were modified in 2002 to exclude as an event constituting a change in control both (i) Crown's filing of its plan of reorganization and (ii) the issuance of shares or the conversion of securities issued in anticipation of and in connection with our bankruptcy. The Agreements will remain in effect during the employment of the Named Executives, however, if a change in control occurs during the term of the Agreements, the Agreements remain in effect for a period of three years beyond the month in which the change in control occurred. If there is a change in control and we terminate the employment of the Named Executive, other than for cause, or the Named Executive resigns from his employment for Good Reason, the Agreements provide for the payment of two and one-half times the annual salary of Mr. Jones and Mr. Herald and for the payment of one and one-half times the annual salary of Mr. Maronick. Cause is defined as: (a) conviction of a felony; or (b) gross and willful failure of the Named Executive to perform his duties; or (c) dishonest conduct, which is intentional and materially injurious to us. Good Reason is defined as: (a) a reduction in the level of responsibility; or (b) a reduction in compensation; or (c) forced relocation to another geographic location; or (d) failure to maintain substantially similar employment terms.

SUMMARY COMPENSATION TABLE

          The following table sets forth the compensation paid by us during each of the last three fiscal years to its Chief Executive Officer and each of our next most highly paid executive officers whose cash compensation exceeded $100,000 during the fiscal year ending December 31, 2004:
		Annual Compensation		Long-Term Compensation Awards Options (#)	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)

Christopher E. Herald, CEO Mark E. Jones, III Vice Chair James R. Maronick, CFO	2004 2003 2002 2004 2003 2002 2004 2003 2002	144,375 144,375 144,375 98,175 98,175 98,175 100,000 100,000 100,000	7,219 7,219 14,438 4,909 4,909 4,909 37,000 5,000 5,000	117,500 - 850,000(1) 276,500 - 175,000(1) - - 530,000(1)	17,245 (2) 8,291 (3) 8,406 (3) 14,127 (2) 6,750 (3) 6,950 (3) 6,750 (3) 6,750 (3) 6,825 (3)

(1) Granted under Crown's 2002 Plan.
(2) Fully-vested employer matching contributions to 401(k) Plan and cash compensated director fees.
(3) Fully-vested employer matching contributions to 401(k) Plan

Options

          The following tables set forth for the fiscal year ended December 31, 2004 contain certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers. We did not grant any option to executive officers or directors during 2004.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
Name	Shares Acquired on Exercise (#)	Value Realized	Number of securities underlying unexercised Options at fiscal year-end (#) Exercisable/Unexercisable		Value of unexercised in-the money options at fiscal year-end ($) Exercisable/Unexercisable
Christopher E. Herald Mark E. Jones, III James R. Maronick	850,000 175,000 530,000	$1,232,500 272,125 821,500	- - -	- - -	- - -	- - -

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth information, as of March 14, 2005, with respect to the number of shares of Common Stock beneficially owned by each shareholder known by Crown to be the beneficial owner of more than five percent of the Common Stock, by all Directors, nominees for director, executive officers named in the Summary Compensation Table and all Directors, nominees for director and executive officers as a group. Except as noted below, each shareholder has sole voting and investment powers with respect to the shares shown. Unless otherwise indicated below, the address of each beneficial owner is 4251 Kipling St., Suite 390, Wheat Ridge, Colorado, 80033.

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

Solitario Resources Corporation
4251 Kipling St., Suite 390
Wheat Ridge, CO 80033

Zoloto Investors, LP
c/o Steve Webster
14701 St. Mary's Lane, Suite 800
Houston, TX 77079

Loeb Partners Corporation
c/o Bob Grubin(12)
61 Broadway
New York, NY 10006

Deephaven Domestic Capital
Management, c/o Colin Smith(12)
130 Cheshire Lane, Suite 102
Minnetonka, MN 55305

Steven A. Webster

Christopher M. Harte

Christopher E. Herald

Mark E. Jones, III

Brian Labadie

F. Gardner Parker

Ronald Shorr

James R. Maronick

All directors and executive officers as a group (nine persons)

	6,071,626(6) 12,695,186(6) 4,198,892 2,539,740 13,701,833(7) 175,000 6,958,894(6) (8) 6,246,626(6) 225.000 200,000 175,000 532,177 15,941,278(7)	15.2% 31.7% 10.5% 6.3% 32.7% 0.4% 17.4% 15.6% 0.6% 0.5% 0.4% 1.3% 39.8%	6,071,626 18,409,472(9) 4,198,892 2,539,740 18,786,119(10) 175,000 6,958,894 6,246,626 225,000 200,000 175,000 532,177 21,655,564(11)	15.2% 40.3% 10.5% 6.3% 46.9% 0.4% 17.4% 15.6% 0.6% 0.5% 0.4% 1.3% 52.5%	12.6% 38.1% 8.7% 5.3% 38.9% 0.4% 14.4% 12.9% 0.5% 0.4% 0.4% 1.1% 45.4%

(1)     Based upon information supplied to Crown by the shareholder, including filings as required under section 13 and 16 of the Securities and Exchange Act of 1934.
(2)     These columns reflect the ownership of outstanding Crown common stock as of March 14, 2005. The percentages are based on the total outstanding shares as of that date of 40,014,132. In addition to the outstanding common stock, as of March 14, 2005, Crown had outstanding warrants to acquire up to 8,243,335 shares of Crown common stock.
(3)     This column reflects the number of shares of Crown common stock held assuming the exercise of all warrants held by the identified shareholder.
(4)     This column reflects the percentage ownership assuming the identified shareholder's shares in (3) above divided by all currently outstanding shares plus number of shares of Crown common stock that would be outstanding assuming the exercise of warrants held by the identified shareholder.
(5)     This column reflects the percentage ownership assuming the exercise of all warrants for cash, which would result in 48,257,477 shares of Crown common stock issued and outstanding.
(6)     Includes 6,071,833 shares held by Solitario, which are subject to a voting agreement between Solitario and Zoloto. The 6,071,833 shares held by Solitario are subject to the control of the board of directors of Solitario. The board consists of Christopher E. Herald, Mark E. Jones, Leonard Harris, John Hainey, and Dan Leonard.
(7)     Includes 12,695,181 shares beneficially held by Zoloto Investors, LP, of which Mr. Webster is the sole member of the general partner.
(8)     Includes 1,528 shares owned by Mr. Herald's spouse, of which Mr. Herald disclaims beneficial ownership.
(9)     Includes 5,714,286 shares available from the exercise of warrants and 6,071,835 shares beneficially owned by Solitario, subject to a voting agreement between Solitario and Zoloto. Steven A. Webster is the sole member of the general partner of Zoloto.
(10)     Includes 18,409,472 shares beneficially owned by Zoloto, of which Mr. Webster is the sole member of general partner.
(11)     Includes, in the aggregate, 5,714,286 shares available upon the exercise of warrants owned by Zoloto of which Mr. Webster is the sole member of the general partner.
(12)     Bob Grubin is a principal of Loeb Partners Corporation. Colin Smith is the CEO of Deephaven Domestic Capital Management.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	1,565,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,565,000

Item 13. Certain Relationships and Related Transactions

Management and technical services agreement

          We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses; payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $390,000 for 2004, $351,000, for 2003 and $499,000 for 2002, which are recorded as a reduction to general and administration costs. We anticipate the management and technical services agreement will be terminated if our pending Merger with Kinross is completed.

          On February 21, 2003, Solitario invested $400,000 in Crown's Subordinated B Notes on the same terms and conditions as all other investors. On November 5, 2003 Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

Interest paid on Senior and Subordinated B Notes

          During 2004, we paid Solitario $50,000 in cash as interest on the Senior Notes. During 2003, Solitario and Zoloto owned $2,000,000 and $1,000,000, respectively of our Senior Notes. During 2003, we paid Zoloto $50,000 in cash and 427,397 shares of our common stock as interest on the Senior Note Zoloto owned. During 2003, we paid Solitario $25,000 in cash and 228,677 share of our common stock as interest on the Senior Notes Solitario owned. In addition we paid Solitario $10,000 in cash and 21,041 shares of our common stock as interest on the Subordinated B Note Solitario owned.

Stockholder and Voting Agreement

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of Crown outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 of Crown shares or a total of 18,409,472 or 38.1% of Crown's then outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of December 31, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of March 14, 2005, the Signatories hold Crown warrants for 5,714,286 shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of our then outstanding shares.

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The following table summarizes the aggregate fees billed to Crown by Deloitte and Touche, LLP for the last two fiscal years ended December 31, 2004

	2004	2003
Audit Fees (1)	$123,000	$91,000
Tax fees	-	-
All other fees	-	-
Total	$123,000	$91,000

(1)     Fees billed for audit services in 2004 and 2003 consisted of:
     Audit of our annual consolidated financial statements.
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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004, and December 31, 2003 (as restated)
Consolidated Statements of Operations for the years ended December 31, 2004, December 31, 2003 (as restated) and December 31, 2002
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, December 31, 2003 (as restated) and December 31, 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 (as restated) and December 31,2002
Notes to Consolidated Financial Statements

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

CROWN RESOURCES CORPORATION
By:	/s/ James R. Maronick
Chief Financial Officer
Date:	April 11, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	April 11, 2005
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	April 11, 2005
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster

/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Christopher M. Harte		the Board of	April 11, 2005
Christopher M. Harte		Directors

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

10.10	Crown 2002 Stock Incentive Plan approved pursuant to Crown's Disclosure Statement and Plan of Reorganization and forms of option grant *
10.11	First and Second amendments to the Change in Control Agreement between Christopher Herald and Crown dated February 15, 2002 and March 22, 2002, respectively.*
10.12	First and Second amendments to the Change in Control Agreement between Mark E. Jones and Crown dated February 15, 2002 and March 22, 2002, respectively.*
10.13	First and Second amendments to the Change in Control Agreement between James R. Maronick and Crown dated February 15, 2002 and March 22, 2002, respectively.*
11	Statement regarding computation of per share earnings.
14.1	Crown Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer dated March 17, 2004.
21.1	Subsidiaries of the registrant.
23.1	Consent of independent registered public accounting firm, Deloitte & Touche, LLP
24	Powers of attorney.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11

CROWN RESOURCES CORPORATION

Statement Re: Computation of Per Share Earnings
(in thousands, except per share amounts)
                                        BASIC EARNINGS PER SHARE:

(in thousands except per share amounts)	For the year ended December 31,
Shares:	2004	2003	2002
		(as restated)
Outstanding at beginning of year	22,321	3,851	2,911
Cancelled as part of the Plan of Reorganization	-	-	(67)
Issued during the year	17,693	18,470	1,007
Outstanding at end of year	40,014	22,321	3,851

Weighted average number of shares outstanding during the year, net of treasury stock	30,366	6,575	3,207
Net gain (loss) for year	$(6,004)	$(3,854)	$2,091
Basic income (loss) per common share	$(0.20)	$(0.59)	$0.65

                                        DILUTED EARNINGS PER SHARE:

(in thousands except per share	For the year ended December 31,
amounts)	2004	2003	2002
		(as restated)
Net income (loss)	$(6,004)	$(3,854)	$2,091
Effect of Dilutive Securities:
Convertible debentures	-	-	-
Options	-	-	-
Diluted net income	$(6,004)	$(3,854)	$2,091
Shares:
Basic weighted average shares outstanding, net of treasury stock	30,366	6,575	3,207
Effect of Dilutive Securities:
Convertible debentures	-	-	16,631
Options	-	-	79
Diluted weighted average shares outstanding, net of treasury stock	30,366	6,575	19,917
Basic earnings per share	$(0.20)	$(0.59)	$0.65
Diluted earnings per share	$(0.20)	$(0.59)	$0.10

Exhibit 21

CROWN RESOURCES CORPORATION

Schedule of Subsidiaries

December 31, 2004

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

Exhibit 24

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, of Crown Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Steven A. Webster	March 30, 2005
Steven A. Webster
/s/ Mark E. Jones, III	March 30, 2005
Mark E. Jones, III
/s/ Christopher M. Harte	March 30, 2005
Christopher M. Harte
/s/ Christopher E. Herald	March 30, 2005
Christopher E. Herald
/s/ Brian Labadie	March 30, 2005
Brian Labadie
/s/ F. Gardner Parker	March 30, 2005
F. Gardner Parker
/s/ Ronald Shorr	March 30, 2005
Ronald Shorr