Form 10-Q/A
period 2004-09-30
CROWN RESOURCES CORP
filed 2005-06-09
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

TABLE OF CONTENTS

          This amendment is being filed to reflect the restatement of Crown's unaudited condensed consolidated financial statements, as discussed in Note 9 below, and other information related to such restatement. Except for Items 2 and 4 of Part I and the associated exhibits in Item 6, Part II, no other information in the original Form 10-Q is amended by this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and	September 30,	December 31,
per share amounts)	2004	2003
	(As restated, see Note 9)	(As restated, see Note 9)
Assets
Current assets:
Cash and cash equivalents	$ 2,315	$ 2,365
Restricted short-term investments	22	22
Marketable equity securities available for sale, at fair value	280	190
Receivable from Solitario Resources Corporation	178	25
Investment in Solitario Resources Corporation, at fair value	1,184	-
Prepaid expenses and other	47	23
Total current assets	4,026	2,625

Mineral properties, net	35,164	29,660
Other assets:
Equity method investment in Solitario Resources Corporation	-	2,004
Other	148	157
Total other assets	148	2,161
	$39,338	$34,446

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 822	$ 378
Accrued liabilities	121	40
Current portion of long-term debt	50	49
Unexercised warrant liability, at fair value	1,184	-
Accrued interest payable	-	76
Total current liabilities	2,177	543
Long-term liabilities:
Convertible senior notes payable, net of discounts	-	226
Convertible senior notes payable, related party, net of discounts	-	91
Long-term note payable	43	36
Asset retirement obligation	22	21
Unexercised warrant liability, at fair value	11,475	-
Deferred income taxes	6,592	4,150
Total long-term liabilities	18,132	4,524
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 40,014,132 and 22,321,306 at September 30, 2004 and December 31, 2003, respectively	400	223
Additional paid-in capital	50,761	57,177
Treasury stock at cost, none and 373,191 shares at September 30, 2004 and December 31, 2003, respectively	-	(306)
Unearned compensation	-	(2,149)
Accumulated deficit	(32,204)	(25,582)
Accumulated other comprehensive income	72	16
Total stockholders' equity	19,029	29,379
	$39,338	$34,446

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per	Three months ended	Nine months ended
share amounts)	September 30,	September 30,
2004	2003	2004	2003
	(As restated, see Note 9)	(As restated, see Note 9)	(As restated, see Note 9)	(As restated, see Note 9)
Costs, expenses and other:
Exploration expense	$ 20	$ 28	$ 30	$ 28
Depreciation and amortization	2	3	8	11
General and administrative	175	165	647	453
Variable stock option compensation	1,119	848	518	1,453
Interest income	(8)	(6)	(15)	(19)
Loss on derivative instrument - unexercised Crown warrants	3,253	-	3,253	-
Gain on investment in Solitario Resources Corporation	(1,030)	-	(1,030)	-
Equity in loss of Solitario Resources Corporation	52	139	475	354
Other	-	54	-	-
Loss before income taxes	(3,583)	(1,231)	(3,886)	(2,280)
Income tax (expense) benefit	(3,008)	196	(2,725)	343
Net loss	$(6,591)	$(1,035)	$(6,611)	$(1,937)
Basic and diluted loss per common share:	$ (0.18)	$ (0.19)	$ (0.24)	$ (0.39)
Weighted average number of common shares outstanding	37,366	5,533	27,139	4,918

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)	Nine months ended September 30,
	2004	2003
Operating activities:	(As restated, see Note 9)	(As restated, see Note 9)
Net loss	$(6,611)	$ (1,937)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8	11
Equity in loss of Solitario Resources Corporation	475	354
Variable stock option compensation	518	1,453
Loss on derivative instrument - unexercised Crown warrants	3,253	-
Gain on investment in Solitario Resources Corporation	(1,030)	-
Deferred income tax expense (benefit)	2,725	(343)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(177)	44
Accounts payable and other current liabilities	526	(163)
Net cash used in operating activities	(313)	(581)

Investing activities:
Additions to mineral properties	(1,803)	(684)
Increase in other assets	-	(12)
Net cash used in investing activities	(1,803)	(696)

Financing activities:
Payment on long-term debt	-	(18)
Proceeds from exercise of stock options	1,355	-
Proceeds from exercise of warrants	711	-
Common stock issued for cash	-	13
Payment of restricted cash	-	(33)
Proceeds from issuance of Subordinated B notes	-	2,705
Net cash provided by financing activities	2,066	2,667
Net increase (decrease) in cash and cash equivalents	(50)	1,390
Cash and cash equivalents, beginning of period	2,365	1,033
Cash and cash equivalents, end of period	$2,315	$2,423

Supplemental disclosure of cash flow information:
Cash paid for capitalized interest	$ 181	$ -
Non-cash transactions:
Non-cash interest capitalized	$3,700	$1,812
Common stock issued on conversion of Senior Notes	$3,600	$ -
Common stock issued on cashless exercise of warrants	$ 26	$ -

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

          As a result of the above conversions of Crown Senior Notes, and the exercises of Crown options and Crown warrants the number of outstanding shares during the third quarter has increased as follows:
Common shares outstanding at June 30, 2004	22,428,806
Shares issued on conversion of Senior Notes	10,744,249
Shares issued on exercise of options	3,287,500
Shares issued on exercise of warrants	3,553,577
Common shares outstanding at September 30, 2004	40,014,132

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

          Pro forma information, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," has been computed as if Crown had accounted for its stock options under the fair value method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation." Holders of options representing 3,287,500 and 3,379,000 shares, respectively, exercised their options during the three and nine months ended September 30, 2004. Of these options exercised during the three and nine months ended September 30, 2004, options for 2,452,500 and 2,544,000 shares, were accounted for with variable plan accounting. Holders of options for 5,000 and 35,000 shares exercised their options during the three and nine months ended September 30, 2003, all of which were accounted for with variable plan accounting. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net loss as reported	$ (6,591)	$(1,035)	$(6,611)	$(1,937)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	739	559	342	959
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(134)	(38)	(198)	(102)
Pro forma net loss	$(5,986)	$ (514)	$(6,467)	$(1,080)
Basic and diluted net income (loss) per share:
As reported	$ (0.18)	$ (0.19)	$ (0.24)	$ (0.39)
Pro forma	$ (0.16)	$ (0.09)	$ (0.24)	$ (0.22)

Net Loss Per Common Share

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

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the FASB, that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Crown adopted EITF No. 04-2 on April 1, 2004 and reclassified all of its mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in its balance sheets and will not amortize exploration stage mineral interests prior to the commencement of production.

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

          Crown recorded the following amounts to capitalized interest cost related to long-term debt:
	Three months ended September 30,
	2004			2003
(in thousands)						Subor-	Subor-
	Senior	Keystone		Senior	Secured	dinated	dinated	Keystone
Notes:	Notes	Note	Total	Notes	Notes	Notes	B Notes	Note	Total
Stated interest	$ 14	$ -	$ 14	$ 91	$ 50	$100	$ 69	$ -	$310
Warrant discount amortization	3	-	3	19	-	-	-	-	19
Beneficial conversion feature discount amortization	11	2	13	34	55	-	-	3	92
Unamortized discount charged to interest upon conversion or exercise	3,104	-	3,104	-	-	-	-	-	-
Increase (decrease) in interest cost from shares issued for interest	397	-	397	153	83	24	16	-	276
Total capitalized interest cost	$3,529	$ 2	$3,531	$297	$188	$124	$ 85	$ 3	$697

	Nine months ended September 30,
	2004			2003
(in thousands)						Subor-	Subor-
	Senior	Keystone		Senior	Secured	Dinated	dinated	Keystone
Notes:	Notes	Note	Total	Notes	Notes	Notes	B Notes	Note	Total
Stated interest	$ 194	$ -	$ 194	$269	$150	$299	$164	$ 1	$ 883
Warrant discount amortization	41	-	41	56	-	-	-	-	56
Beneficial conversion feature discount amortization	138	7	145	81	155	-	-	9	245
Unamortized discount charged to interest upon conversion or exercise	3,104	-	3,104	-	-	-	-	-	-
Increase (decrease) in interest cost from shares issued for interest	397	-	397	373	200	27	28		628
Total capitalized interest cost	$3,874	$ 7	$3,881	$779	$505	$326	$192	$ 10	$1,812

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

Future minimum payments

          At September 30, 2004, future minimum payments on long-term debt consist of two $50,000 payments on the Keystone note in due December 2004 and 2005.

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

Condensed financial information of Solitario is as follows:

Balance Sheets
(in thousands)	As of July 26, 2004 (the spin-off date)	As of December 31, 2003
Assets
Current assets	$ 1,166	$ 3,993
Mineral properties, net	2,707	2,760
Investment in Crown warrant, at fair value	-	5,591
Note receivable from Crown	-	937
Investment in Crown shares, at fair value	9,107	-
Other	87	7
Total assets	$13,067	$13,288
Liabilities and stockholders' equity
Current liabilities	$ 310	$ 763
Deferred income taxes	962	591
Stockholders' equity	11,795	11,934
Total liabilities and stockholders' equity	$13,067	$13,288

Statements of Operations	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004 *	2003	2004	2003

Unrealized loss (gain) on derivative instruments	$(612)	$ (944)	$1,742	$(2,320)
Other costs and expenses	141	341	1,263	859
Income tax (expense) benefit	(131)	-	800	-
Net (loss) income	$ 602	$ 603	$(2,205)	$ 1,461

Reconciliation of Solitario's stockholders' equity to Crown's investment in Solitario
(in thousands)	As of July 26, 2004 (the spin-off date)	As of December 31, 2003
Solitario stockholders' equity, as reported	$11,795	$11,934
Adjustments:
Less Solitario's book value of Crown securities, recorded as treasury stock	1,883	793
Less Solitario's accumulated other comprehensive income, related to gains on Crown common stock, net of $1,254 and $607 of tax at July 26, 2004 and December 31, 2003, respectively	2,230	1,144
Less Solitario's unrealized gain on derivative instruments, related to gain on Crown warrants, net of $291 and $669 of tax at July 26, 2004 and December 31, 2003, respectively	4,031	4,812
Solitario adjusted stockholder's equity	3,651	5,185
Crown percentage ownership (2)	37.1%	38.7%
Crown's investment in unconsolidated subsidiary	$ 1,355	$ 2,004

Reconciliation of Solitario's net (loss) income to Crown's equity in loss of Solitario
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2004 *	2003	2004 **	2003

Solitario net (loss) income as reported	$ 602	$ 603	$ (2,205)	$ 1,461
Adjustments:
Solitario's derivative losses (gains) recorded in its statement of operations for its holdings of Crown warrants, net of $291 and $669 in income taxes in the three and nine months ended September 30, 2004	(743)	(944)	942	(2,320)
Solitario adjusted loss	(141)	(341)	(1,263)	(859)
Crown weighted average percentage (2)	37.1%	40.8%	37.6%	41.2%
Crown's equity in loss of Solitario	$ (52)	$ (139)	$ (475)	$ (354)

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

Distribution of Solitario shares in the spin-off

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. The distribution of Crown's equity-method investment in Solitario was accounted for at the recorded amount of the non-monetary assets distributed, pursuant to Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB No. 29"). Accordingly, on July 26, 2004, Crown reduced its equity method investment in Solitario by the recorded value of $1,355,000, reduced its investment in treasury stock $699,000 for shares of Crown stock held by Solitario and increased other comprehensive income $26,000 for Crown's share of Solitario's loss on marketable equity securities. As a result of retaining the 998,306 Retained Shares, on July 26, 2004, Crown recorded an investment in Solitario of $213,000, which represents the proportional amount of Crown's historical cost investment as a result of retaining the Retained Shares. Crown charged additional paid-in capital $1,867,000 for the disposition of its equity-method investment in Solitario less the recorded investment in retained shares of Solitario. Crown also offset the increase to other comprehensive income by $9,000 for the related deferred tax benefit.

          As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. During the three months ended September 30, 2004, Crown distributed 48,293 Retained Shares upon the exercise of warrants and had 950,013 Retained Shares at September 30, 2004. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended September 30, 2004 Crown recorded a gain on its investment in Retained Shares of $1,030,000. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario.

          Although the spin-off of Crown's interest in Solitario to its stockholders is a taxable transaction, it will not result in current tax due to the utilization of net operating losses. In connection with the spin-off, Crown recorded a $2,808,000 charge to deferred income tax expense.

6.       Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded the fair value of the warrants as an unexercised warrant liability of $16,107,000 as of July 1, 2004, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. Upon exercise of the warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the quarter ended September 30, 2004, Crown recorded a loss on derivative instrument of $3,253,000, related to the increases in the fair value of the unexercised warrants. On July 12, 2004, Solitario exercised warrants for 3,771,428 on a cashless basis and received 2,398,319 shares of Crown common stock. On July 15, 2004, warrant holders exercised warrants for 947,140 shares for cash by paying $711,000 and received 947,140 shares of Crown common stock. Crown reduced its unexercised warrant liability by $6,284,000 and credited stockholders' equity by the same amount for the fair value of the Crown stock issued related to those warrant exercises.

          On August 16, 2004, a warrant holder exercised a warrant for 419,049 shares of Crown common stock on a cashless basis and received 208,118 shares of Crown common stock and 48,293 Retained Shares. Crown reduced its investment in retained shares of Solitario by $49,000, for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $368,000 for the fair value of the shares of Crown common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised by $417,000.

          At September 30, 2004, there are unexercised warrants for 8,243,335 Crown common shares. Crown has recorded an unexercised warrant liability of $12,659,000, which includes $1,184,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,475,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

7.       Comprehensive Loss

The following represents comprehensive loss and its components:
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003

Net loss as reported	$(6,591)	$(1,035)	$(6,611)	$(1,937)
Net unrealized gain (loss) on marketable equity securities, net of tax expense (benefit) of $(9) and $14 in the three months ended September 30, 2004 and 2003, respectively, and tax expense (benefit) of $20 and $(12) in the nine months ended September 30, 2004 and 2003, respectively	(16)	28	39	(23)
Disposition of Crown's interest in Solitario's loss on marketable equity securities, net of tax (benefit) of $(9) in the three and nine months ended September 30, 2004	17	-	17	-
Comprehensive loss	$(6,590)	$(1,007)	$(6,555)	$(1,960)

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

9.     Restatement

          Subsequent to the issuance of Crown's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004, Crown determined it had (i) incorrectly recognized a deferred tax benefit related to its loss on derivative instrument - unexercised Crown warrants, (ii) incorrectly recorded deferred tax expense related to its spin-off of Solitario related to its retained shares, (iii) incorrectly recognized income tax benefits related to variable plan stock option compensation expense on incentive stock options, (iv) incorrectly charged accumulated deficit for its investment in Solitario upon the spin-off of Solitario, which should have been charged to additional paid-in capital, and (v) not properly classified its investment in Solitario Resources Corporation as a current asset and had not properly classified the portion of its unexercised warrant liability as a current liability that was to be settled in Solitario shares. Each of these items is discussed below:

          (i) Crown incorrectly recognized deferred tax benefits on its loss on derivative instrument - unexercised Crown warrants, which should have been treated as a permanent difference for which no deferred tax asset should have been recorded. The reversal of the previously recognized deferred tax benefit increased deferred tax liabilities by $1,106,000 at September 30, 2004 and increased deferred tax expense by $1,106,000 for the three and nine months ended September 30, 2004.

          (ii) Crown incorrectly recorded deferred income tax expense on the spin-off of Solitario related to its retained shares. The reversal of previously recognized deferred tax expense decreased deferred tax liabilities by $395,000 at September 30, 2004 and decreased deferred tax expense by $395,000 for the three and nine months ended September 30, 2004.

          (iii) Crown incorrectly recognized income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options. Crown has now determined that the variable plan stock option compensation related to these incentive stock options represented a permanent difference for which a deferred tax benefit should not have been recognized. The reversal of the previously recognized deferred tax benefit increased deferred tax liabilities and increased accumulated deficit by $998,000 and $865,000 at September 30, 2004 and December 31, 2003, respectively, and increased income tax expense by $312,000 for the three months ended September 30, 2004, and decreased income tax benefit by $322,000 for the three months ended September 30, 2003, and increased income tax expense by $133,000 for the nine months ended September 30, 2004, and decreased income tax benefit by $431,000 for the nine months ended September 30, 2003.

          (iv) Crown incorrectly charged accumulated deficit $1,867,000 for the distribution of its investment in Solitario as a part of the spin-off of shares. Crown has now determined that this should have been charged to additional paid-in capital. The change in classification of this item has reduced accumulated deficit and paid-in capital by $1,867,000 at September 30, 2004.

          (v) Crown did not properly classify its investment in Solitario Resources Corporation as a current asset and did not properly classify the portion of its unexercised warrant liability, that would be settled in Retained Shares of Solitario as a current liability. The change in classification of these items from long-term to current increased current assets and current liabilities by $1,184,000 and reduced other assets and long term unexercised warrant liability by $1,184,000 as of September 30, 2004.

        Additionally, as previously reported in Crown's original Form 10-Q for the period ended September 30, 2004, subsequent to the issuance of Crown's unaudited condensed consolidated financial statements for the quarter ended September 30, 2003, Crown determined it had not properly (i) capitalized interest costs related to the development of its Buckhorn Mountain Project; (ii) recorded Crown's equity interest in certain adjustments made by Solitario required by SFAS No. 142; and (iii) recorded a gain on the restructuring of its Keystone Note as a discount to be amortized over the remaining life of the Keystone Note when the note was renegotiated in December 2001, as discussed below.

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

          As a result of the above restatements, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

BALANCE SHEET INFORMATION
	As of September 30, 2004		As of December 31, 2003
(in thousands except per share amounts)	As previously reported(1)	As restated	As previously reported(1)	As restated
Current assets:
Investment in Solitario Resources Corporation, at fair value	-	$ 1,184	n/a	n/a
Total current assets	-	1,184	n/a	n/a
Other assets	$ 1,332	148	n/a	n/a
Current liabilities:
Unexercised warrant liability, at fair value	-	1,184	n/a	n/a
Total current liabilities	-	1,184	n/a	n/a
Long-term liabilities:
Unexercised warrant liability, at fair value	12,659	11,475	n/a	n/a
Deferred income taxes	4,883	6,592	$ 3,285	$ 4,150
Stockholders' equity
Additional paid-in capital	52,628	50,761	n/a	n/a
Accumulated deficit	(32,362)	(32,204)	(24,717)	(25,582)

STATEMENT OF OPERATIONS INFORMATION
	Three months ended September 30, 2004		Nine months ended September 30, 2004
(in thousands except per share amounts)	As previously reported(1)	As restated	As previously reported(1)	As restated
Costs and expenses:
Income tax (expense) benefit	$(1,985)	$(3,008)	$(1,881)	$(2,725)
Net loss	(5,568)	(6,591)	(5,767)	(6,611)
Basic and diluted loss per share	$ (0.15)	$ (0.18)	$ (0.21)	$ (0.24)

	Three months ended September 30, 2003			Nine months ended September 30, 2003
(in thousands except per share amounts)	As previously reported(2)	As previously reported -as restated(1)	As restated	As previously reported(2)	As previously reported -as restated(1)	As restated
Costs and expenses:
Income tax benefit	$ 629	$ 418	$ 196	$ 1,324	$ 774	$ 343
Net loss	(1,223)	(813)	(1,035)	(2,574)	(1,506)	(1,937)
Basic and diluted loss per share	$ (0.22)	$ (0.15)	$ (0.19)	$ (0.52)	$ (0.31)	$ (0.39)

(1)     As previously reported in Crown's Form 10-Q for the period ended September 30, 2004.
(2)     As previously reported in Crown's Form 10-Q for the period ended September 30, 2003.

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

          As discussed in Note 9 to the condensed consolidated financial statements, our financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

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

          Three months ended September 30, 2004 compared to September 30, 2003

          For the three months ended September 30, 2004 we had a net loss of $6,591,000, or $0.18 per share, compared to net loss of $1,035,000, or $0.19 per share for the three months ended September 30, 2003. The increase in the net loss in 2004 primarily related to (i) a $3,253,000 loss on derivative instruments related to the increase in the fair value of our warrants, (ii) income tax expense of $3,008,000 primarily related to a charge to deferred income tax expense of $2,808,000 in connection with the spin-off of our interest in Solitario, as well as (iii) an increase in variable stock option compensation expense, which in turn is directly affected by changes in the underlying price of our common shares. We also recorded increases in general and administrative costs, associated with our Kinross merger related costs during the three months ended September 30, 2004 compared to the same period in the prior year. These increases in expenses were partially offset by both a reduction in our equity in loss of Solitario which we ceased including in our results after July 26, 2004, the date of the spin-off, and a gain on the investment in retained shares of Solitario. The change in the relative per share amounts are primarily due to additional shares outstanding from debt conversions and warrant exercises in the third quarter of 2004. Each of these items is discussed in more detail below.

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

       We recorded income tax expense of $3,008,000 in the three months ended September 30, 2004 compared to an income tax benefit of $196,000 during the same period of 2003. The increase in expense is primarily related to a $2,808,000 charge to deferred income tax in connection with the taxable spin-off of our interest in Solitario. Furthermore, deferred tax benefits of $312,000 and $222,000, respectively, were not provided on $919,000 and $653,000, respectively, of non-deductible variable option compensation expense, related to incentive stock options, recorded during the three months ended September 30, 2004 and 2003, which is treated as a permanent difference. In addition, a deferred tax benefit of $1,106,000 was not provided on the loss on derivative instrument - unexercised Crown warrants of $3,253,000 recorded during the three months ended September 30, 2004, which is also treated as a permanent difference. If our pending Merger with Kinross is not completed, we anticipate offsetting any additional operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

          Nine months ended September 30, 2004 compared to September 30, 2003

          For the nine months ended September 30, 2004, we had a net loss of $6,611,000, or $0.24 per share, compared to net loss of $1,937,000, or $0.39 per share for the nine months ended September 30, 2003. The relative change in net loss per share is primarily due to additional shares outstanding as a result of debt conversion and warrant exercises during 2004. The increase in the net loss in 2004 primarily related to (i) the $3,253,000 loss on derivative instruments discussed above, (ii) income tax expense of $2,725,000 primarily related to a charge to deferred income tax expense of $2,808,000 on the spin-off of our interest in Solitario, as well as (iii) increases in general and administrative expenses, associated with our Kinross merger related costs and an increase in our equity in the loss of Solitario during the period in 2004 up to July 26, 2004, the spin-off date, compared to the nine months ended September 30, 2003. These increases in expenses were partially offset by both the gain of $1,030,000 on the increase in the fair value of the Retained Shares discussed above and a reduction in variable option compensation expense, which in turn is directly affected by changes in the underlying price of our common shares. Other than the gain of $1,030,000 and the loss of $3,253,000 discussed above, each of these items is discussed in more detail below.

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

          We recorded income tax expense of $2,725,000 in the nine months ended September 30, 2004 compared to an income tax benefit of $343,000 during the same period of 2003. The increase in expense is primarily related to a $2,808,000 charge to deferred income tax in connection with the taxable spin-off of our interest in Solitario. Furthermore, deferred tax benefits of $133,000 and $431,000, respectively, were not provided on $392,000 and $1,268,000, respectively, of non-deductible variable option compensation expense, related to incentive stock options, recorded during the three months ended September 30, 2004 and 2003, which is treated as a permanent difference. In addition, a deferred tax benefit of $1,106,000 was not provided on the loss on derivative instrument - unexercised Crown warrants of $3,253,000 recorded during the three months ended September 30, 2004, which is also treated as a permanent difference. If our pending Merger with Kinross is not completed, we anticipate offsetting any additional operating losses incurred in 2004 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

Gain and loss on derivative instruments and trading securities

          On July 1, 2004 as a result of declaring, as a dividend, the distribution of our investment in 9,633,585 shares of Solitario, our warrants could be settled in both the Retained Shares and our own common stock. This required the change in the classification of our warrants from an equity derivative instrument to that of a liability derivative instrument, pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of the retained shares are based upon quoted market prices and the fair value of the warrants have been determined using the Black-Scholes option-pricing model. Any subsequent changes in the fair value of the securities to be issued or distributed upon the exercise of our warrants are recorded as a gain or loss in the statement of operations. In addition, as a result of classifying this investment as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we record any gains or losses on the increase in the fair value of our investment in Solitario in the statement of operations

          The Black-Scholes option-pricing model utilizes certain assumptions about the underlying securities to determine the fair value of our unexercised warrants and our investment in Solitario. These assumptions include (i) the current quoted market price of the underlying securities as an estimate of intrinsic value, (ii) an estimate of the historical volatility of the underlying securities based upon the closing market price for the securities over the last five years, (iii) a risk free interest rate based upon the current quoted interest rate for a similar-term United States Treasury strip securities and (iv) the estimated life of the warrants based upon their current expiration date. Changes in these factors could have a material impact on our reported financial position, and results of operations.

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

          Even an effective internal control system, no matter how well designed, has inherent limitations--including the possibility of the circumvention or overriding of controls. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to the reliability of our financial reporting and financial statement preparation.

          During the quarter ended September 30, 2004, we became aware of matters that resulted in adjustments that had a material effect on our financial reporting process. These adjustments required the recording of the fair value of our investment in Solitario, the recording of our warrant liability at fair value, an adjustment to equity and recording the net change in the fair value of these items in our statements of operations. In addition, subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2004, we determined we had (i) incorrectly recognized a deferred tax benefit related to our loss on derivative instrument - unexercised Crown warrants, (ii) incorrectly recorded deferred tax expense related to our spin-off of Solitario related to our retained shares, (iii) incorrectly recognized income tax benefits related to variable plan stock option compensation expense on incentive stock options, (iv) incorrectly charged accumulated deficit for our investment in Solitario upon the spin-off of Solitario, which should have been charged to additional paid-in capital, and (v) not properly classified our investment in Solitario Resources Corporation, as a current asset and that we had not properly classified the portion of our unexercised warrant liability as a current liability that was to be settled in Solitario shares. Such adjustments are the result of a deficiency either in the design or operation of our disclosure controls and procedures and implementation of generally accepted accounting principles. We believe that these matters constitute a material weakness under standards established by the Public Company Accounting Oversight Board (United States). The adjustments related to properly applying accounting principles generally accepted in the United States of America. All of these adjustments are recorded in our restated condensed consolidated financial statements for the three and nine months ended September 30, 2004. The restatement of these items is discussed in Note 9 to such.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures were not effective as of September 30, 2004. After the adjustments recorded above and in consideration of the steps taken above to improve our disclosure controls and procedures our system of internal controls over financial reporting discussed above, our principal executive officer and principal financial officer have concluded that our September 30, 2004 condensed consolidated financial statements are fairly presented in accordance with accounting principles generally accepted in the United States of America and that such financial statements include the information required to be disclosed under the Exchange Act.

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

CROWN RESOURCES CORPORATION
June 9, 2005 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer