Form 10-K/A
period 2004-12-31
CROWN RESOURCES CORP
filed 2005-06-09
CIK 841555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment #1)
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

This Form 10-K consists of 76 pages
Exhibit Index Begins on Page 72

TABLE OF CONTENTS

          This amendment is being filed to reflect the restatement of Crown's 2004 and 2003 Consolidated Financial Statements, as discussed in Note 14 thereto, and other information related to such financial statements. Except for Items 6, 7, 8 and 9a of Part II and the associated exhibits in Item 15, Part IV, no other information in the original Form 10-K is amended by this Form 10-K/A.

PART I

          This Annual Report on Form 10-K/A contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K, including any amendments thereto, filed with the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, including the following, which are further described under "Risk Factors" below.

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

          Crown was incorporated under the laws of the State of Washington in August 1988. We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information. The SEC's Internet address is http://www.sec.gov.

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

          We intend to consummate the Merger with Kinross as planned, but can give no assurances that we will be successful in completing the Merger. In the event the Merger is not completed, we can give no assurance that we will be able to successfully complete the permitting process for the Buckhorn Mountain Project, or obtain adequate financing to allow us to develop and operate the Buckhorn Mountain Project and continue operations. Although we estimate we have adequate resources for our operations, including permitting of Buckhorn Mountain, through the first half of 2006, if the pending merger with Kinross is not completed, and we are unable to permit, develop and mine the Buckhorn Mountain Project on our own, we could not expect to operate with our existing resources or property which would negatively impact the market price of our stock and our future financial condition and results of operation.

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

2005 Annual Maintenance Fee Commitments:

Payments on unpatented mining claims
Property
Buckhorn Mountain Kings Canyon Total	$17,000 2,000 $19,000

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
Balance sheet data:	As of December 31,
(in thousands)	2004(1)	2003(1)	2002	2001	2000
Total assets	$39,440	$34,446	$29,644	$ 31,030	$ 28,871
Current portion of long term debt	45	49	70	18,302	15,000
Non-current portion of long- term debt	-	353	5,037	107	-
Working capital (deficit)	1,006	2,082	793	(15,713)	(14,211)
Stockholders' equity	18,462	29,379	19,159	11,630	13,470

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts) (3)	2004(1)(2)	2003(1)	2002	2001	2000 (2)
Revenues and property sales	$ -	$ -	$ 171	$ 214	$ 6,057

Net income (loss)	$(7,119)	$(3,854)	$2,091	$(2,098)	$(688)

Basic income (loss) per share	$ (0.23)	$ (0.59)	$ 0.65	$ (0.72)	$ (0.24)

Diluted income (loss) per share	$ (0.23)	$ (0.59)	$ 0.10	$ (0.72)	$ (0.24)

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

          As discussed in Note 14 to the consolidated financial statements, our financial statements as of and for the years ended December 31, 2004 and 2003 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

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

          Since the announcement of the planned Kinross merger we have essentially limited our activities to permitting the Buckhorn Mountain Project and general and administrative duties required to complete the planned merger. However, we have historically derived our revenues principally from interest income and the option and sale of property interests. We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration or development activity other than at our Buckhorn Mountain Project. Our current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, we will need significant additional financial resources to develop the Buckhorn Mountain Project and we cannot provide assurance that we will be able to obtain such financial resources. We currently estimate the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon our current business plan, we estimate our current financial resources are sufficient to fund its operations through he first quarter of 2006.

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

          2004 vs. 2003

          For 2004, we had a net loss of $7,119,000 or $0.23 per basic and diluted share, compared to a net loss of $3,854,000, or $0.59 per basic and diluted share, respectively, in 2003. We recorded no revenue in 2004 or 2003. The net loss in 2004 is primarily a result of a $3,475,000 loss on derivative instrument, offset by a $1,263,000 gain on our investment in Solitario, deferred income tax expense of $3,024,000, and other costs of operations aggregating $1,883,000. The net loss in 2003 is primarily a result of variable option compensation expense of $3,126,000 and other costs of operations aggregating $1,609,000, with an offsetting income tax benefit of $855,000. Each of these items is discussed in more detail below.

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

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Solitario shares, (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. During the year ended December 31, 2004, we distributed 48,923 Retained Shares upon the exercise of warrants and at December 31, 2004, had 950,013 Retained Shares. During the year ended December 31, 2004, Crown recorded a gain of $1,263,000 on its investment in retained shares of Solitario related to the difference in the carrying cost of the Retained Shares on the date of the spin-off of $214,000 and the fair value of the balance of the Retained Shares at December 31, 2004.

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

          We recorded income tax expense of $3,024,000 in 2004 versus an income tax benefit of $855,000 in 2003. The increase in income tax expense was primarily related to a $2,808,000 charge to deferred income tax in connection with the taxable spin-off of our interest in Solitario. Deferred tax benefits of $116,000 and $865,000, respectively, were not provided on $341,000 and $2,545,000, respectively, of non-deductible variable option compensation expense, related to incentive stock options, recorded during the years ended December 31, 2004 and 2003, which is treated as a permanent difference. In addition, deferred tax benefit of $1,182,000 was not provided on the loss on derivative instrument - unexercised Crown warrants of $3,475,000 recorded during the year ended December 31, 2004, which is also treated as a permanent difference. Included in deferred tax expense at December 31, 2004 is $310,000 of other permanent differences related to certain non-deductible interest expense paid in our common stock in our prior year tax return, the recognition of tax gain on the disposal of our investment in Royal Standard Minerals and non-deductible losses related to certain Canadian subsidiaries. The remaining change in tax expense and benefit from the same period in the prior year was related to the level of pre-tax loss in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

          We recorded an income tax benefit of $855,000 in 2003 versus an income tax provision of $4,867,000 in 2002, primarily related to the recognition of the gain on the discharge of our convertible debentures in 2002, resulting in net income, compared to a net loss in 2003 primarily related to $3,126,000 of variable option compensation expense. However, deferred tax benefits of $865,000, were not provided on $2,545,000, of non-deductible variable option compensation expense, related to incentive stock options, recorded during the year ended December 31, 2003, which is treated as a permanent difference.

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

          (j.) Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 "Share Based Payments" as originally issued. SFAS 123R is effective as of the beginning of the first annual period that begins after June 15, 2005. We have not yet adopted SFAS 123R and we have not determined what effect, if any, its adoption will have on our financial position or results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data
CROWN RESOURCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	32
Consolidated Financial Statements:
Consolidated Balance Sheets (as restated) as of December 31, 2004, and 2003	33
Consolidated Statements of Operations for the years ended December 31, 2004 (as restated), 2003 (as restated), and 2002	34
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004 (as restated), 2003 (as restated), and 2002	35
Consolidated Statements of Cash Flows for the years ended December 31, 2004 (as restated), 2003 (as restated), and 2002	36
Notes to Consolidated Financial Statements (as restated)	37

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

As discussed in Note 14, the accompanying 2004 and 2003 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Denver, Colorado
April 7, 2005 (May 27, 2005 as to the effects of the restatement of the 2004 consolidated financial statements discussed in Note 14)

CROWN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	December 31,
	2004	2003
	(As restated, see Note 14)	(As restated, see Note 14)
Assets
Current assets:
Cash and cash equivalents	$ 2,081	$ 2,365
Restricted short-term investments	27	22
Marketable equity securities, at fair value	-	190
Investment in Solitario Resources Corporation, at fair value	1,428	-
Receivable from Solitario Resources Corporation	79	25
Prepaid expenses and other	41	23
Total current assets	3,656	2,625

Mineral properties, net	35,639	29,660

Other assets:
Equity investment in Solitario Resources Corporation	-	2,004
Other	145	157
Total other assets	145	2,161
	$39,440	$34,446
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 181	$ 378
Accrued liabilities	996	40
Current portion of long-term debt	45	49
Unexercised warrant liability, at fair value	1,428	-
Accrued interest payable	-	76
Total current liabilities	2,650	543
Long-term liabilities:
Convertible senior notes payable, net of discounts	-	226
Convertible senior notes payable, related party, net of discounts	-	91
Long-term note payable	-	36
Asset retirement obligation	23	21
Unexercised warrant liability, at fair value	11,453	-
Deferred income taxes	6,852	4,150
Total long-term liabilities	18,328	4,524
Commitments and contingencies (Notes 2, 3, 6, 7, 10)
Stockholders' equity
Preferred stock, $0.01 par value; authorized 40,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value: authorized 100,000,000 shares; issued and outstanding; 40,014,132 and 22,321,306 shares at December 31, 2004 and 2003, respectively	400	223
Additional paid-in capital	50,763	57,177
Treasury stock, none and 373,191 shares at December 31, 2004 and 2003, respectively	-	(306)
Unearned compensation	-	(2,149)
Accumulated deficit	(32,701)	(25,582)
Accumulated other comprehensive income	-	16
Total stockholders' equity	18,462	29,379
	$ 39,440	$ 34,446

See notes to consolidated financial statements

CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year ended December 31,
	2004	2003	2002
	(As restated, see Note 14)	(As restated, see Note 14)
Revenues and property sales:
Gain on sale of assets	$ -	$ -	$ 171
Costs, expenses and other:
Exploration expense	27	27	58
Depreciation and amortization	12	15	7
General and administrative (1)	935	995	432
Variable option compensation expense (1)	518	3,126	175
Interest income	(24)	(25)	(35)
Gain on discharge of convertible debentures	-	-	(8,684)
Gain on investment in Solitario Resources Corporation	(1,263)	-	-
Equity in loss of Solitario Resources Corporation	475	571	873
Loss on derivative instrument - unexercised Crown warrants	3,475	-	-
Reorganization costs	-	-	387
Other income, net	(60)	-	-
Total costs, expenses and other	4,095	4,709	(6,787)
Income (loss) before income taxes	(4,095)	(4,709)	6,958
Income tax benefit (expense)	(3,024)	855	(4,867)
Net income (loss)	$(7,119)	$(3,854)	$ 2,091
Per share:
Basic income (loss) per share	$ (0.23)	$ (0.59)	$ 0.65
Diluted income (loss) per share	$ (0.23)	$ (0.59)	$ 0.10
Number of shares used in calculation of earnings (loss) per share:
Basic	30,366	6,575	3,207
Diluted	30,366	6,575	19,917

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

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For December 31, 2004, 2003, and 2002
							Accumulated
			Additional				Other
(in thousands, except	Common Stock		Paid-in	Treasury	Unearned	Accumulated	Comprehensive
share amounts)	Shares	Amount	Capital	Stock	Compensation	Deficit	Income (loss)	Total
Balance, January 1, 2002	2,910,660	$ 29	$35,546	$ (45)	$ -	$(23,819)	$ (81)	$11,630
Issuance of shares for interest	1,007,082	10	400	-	-	-	-	410
Shares cancelled in bankruptcy	(66,580)	-	-	-	-	-	-	-
Acquisition of Crown shares by Solitario Resources Corporation	-	-	-	(31)	-	-	-	(31)
Beneficial conversion feature on debt issued	-	-	4,478	-	-	-	-	4,478
Fair value of warrants issued			286	-	-	-	-	286
Intrinsic value of variable plan options issued	-	-	468	-	(468)	-	-	-
Compensation expense for variable plan options	-	-	-	-	175	-	-	175
Comprehensive income:
Net income	-	-	-	-	-	2,091	-	2,091
Net unrealized gain on marketable equity securities net of tax of $(20)	-	-	-	-	-	-	120	120
Comprehensive income	-	-	-	-	-	-	-	2,211
Balance, December 31, 2002	3,851,162	39	41,178	(76)	(293)	(21,728)	39	19,159
Issuance of shares for interest	1,752,886	17	1,501	-	-	-	-	1,518
Issuance on exercise of Warrants	2,024,127	20	688	-	-	-	-	708
Issuance of shares on conversion of Secured Notes	5,697,131	57	1,937	-	-	-	-	1,994
Issuance of shares on conversion of Subordinated notes	5,333,333	53	3,947	-	-	-	-	4,000
Issuance of shares on conversion of Subordinated B notes	3,606,667	36	2,669	-	-	-	-	2,705
Issuance of shares on exercise of options	56,000	1	80	-	-	-	-	81
Acquisition of Crown shares by Solitario Resources Corporation	-	-	-	(230)	-	-	-	(230)
Intrinsic value of variable plan options issued	-	-	4,924	-	(4,924)	-	-	-
Variable plan option compensation	-	-	-	-	3,068	-	-	3,068
Additional paid-in capital arising from sale of shares by investee, net of tax of $130			253	-	-	-	-	253
Comprehensive loss:				-	-	-	-	-
Net loss (1)	-	-	-	-	-	(3,854)	-	(3,854)
Net unrealized loss on marketable equity securities net of tax of $12	-	-	-	-	-	-	(23)	(23)
Comprehensive loss (1)	-	-	-	-	-	-	-	(3,877)
Balance , December 31, 2003 (1)	22,321,306	223	57,177	(306)	(2,149)	(25,582)	16	29,379
Issuance of shares for interest	258,537	2	483	-	-	-	-	485
Issuance of shares on exercise of Warrants	3,569,577	36	675	-	-	-	-	711
Issuance of shares on conversion of Secured Notes	10,485,712	105	3,495	-	-	-	-	3,600
Issuance of shares on exercise of options	3,379,000	34	1,321	-	-	-	-	1,355
Change in deferred tax due to non-qualified stock options exercised	-	-	400	-	-	-	-	400
Additional paid-in capital arising from sale of shares by investee, net of tax of $85	-	-	165	12	-	-	-	177
Change in treasury stock due to Solitario con- version of Senior Notes to common stock	-	-	-	(405)	-		-	(405)
Solitario spin-off:
Warrant liability	-	-	(9,455)	-	-	-	-	(9,455)
Distribution of Solitario shares			(1,867)	699		-	-	(1,168)
Variable plan option compensation	-	-	(1,631)	-	2,149	-	-	518
Comprehensive loss: Net loss (1)	-	-	-	-	-	(7,119)	-	(7,119)
Net unrealized loss on marketable equity securities held by Solitario prior to the spin-off, net of tax of $10							(20)	(20)
Transfer unrealized loss on marketable equity securities upon spin off of Solitario, net of tax of $9							17	17
Transfer unrealized gain on marketable equity securities to income, net of tax of $6	-	-	-	-	-	-	(13)	(13)
Comprehensive loss (1)	-	-	-	-	-	-	-	(7,135)
Balance, December 31, 2004 (1)	40,014,132	$ 400	$ 50,763	$ -	$ -	$(32,701)	$ -	$ 18,462
(1) As restated, see Note 14

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2004	2003	2002
	(as restated, see note 14)	(as restated, see note 14)
Operating Activities:
Net income (loss)	$(7,119)	$(3,854)	$2,091
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	12	15	7
Compensation expense for variable options	518	3,126	175
Equity in loss of Solitario Resources Corporation	475	571	873
Gain on investment in Solitario Resources Corporation	(1,263)	-	-
Loss on derivative instrument	3,475	-	-
Deferred income taxes	3,024	(855)	4,867
Gain on sale of assets	(70)	-	(171)
Gain on discharge of convertible debentures	-	-	(8,684)
Changes in operating assets and liabilities:
Prepaid expenses and other	(72)	54	(21)
Accounts payable and other current liabilities	759	130	134
Net cash used in operating activities	(261)	(813)	(729)
Investing Activities:
Additions to mineral properties, net	(2,275)	(1,168)	(564)
Proceeds from sales of marketable equity securities	241	-	-
Increase in restricted investments	(5)	(60)	-
Decrease (increase) in other assets	-	13	(18)
Net cash used in investing activities	(2,039)	(1,215)	(582)
Financing Activities:
Payments on long-term note payable	(50)	(70)	(50)
Proceeds from issuance of Subordinated B Notes	-	2,705	-
Proceeds from exercise of warrants	711	708	-
Proceeds from exercise of options	1,355	23	-
Payment to redeem Secured notes	-	(6)	-
Proceeds from Senior Notes	-	-	3,284
Payment on discharge of convertible debentures	-	-	(1,000)
Net cash provided by financing activities	2,016	3,360	2,234
Net increase (decrease) in cash and cash equivalents	(284)	1,332	923
Cash and cash equivalents, beginning of year	2,365	1,033	110
Cash and cash equivalents, end of year	$ 2,081	$ 2,365	$ 1,033

Supplemental disclosure of cash flow information:
Cash paid for capitalized interest	$183	$ -	$ -
Non-cash transactions:
Debt converted to shares of common stock	3,600	8,699	-
Securities received for mineral interest transaction	-	-	171
Non-cash interest capitalized	3,701	2,758	996
Common stock issued on cashless exercise of warrants	26	-	-
Issuance of securities on discharge of convertible debentures:
Secured notes payable	-	-	2,000
Subordinated notes payable	-	-	4,000
Warrants	-	-	286

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

Spin-off of Solitario

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. During the year ended December 31, 2004, Crown distributed 48,923 Retained Shares upon the exercise of warrants and at December 31, 2004, had 950,013 Retained Shares. Although Crown claims no beneficial interest in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. Crown has recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. Crown records any changes in the value of the unexercised warrant liability in the statement of operations. See Note 8 below. During the year ended December 31, 2004, Crown recorded a gain on its investment in Retained Shares of $1,263,000 and Crown recorded a loss on derivative instruments related to its unexercised warrant liability of $3,475,000. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario.

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

          In order to effect the Plan of Reorganization on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. Crown also transferred $1,000,000 to the Disbursing Agent on the Effective Date. As of December 31, 2004, the Disbursing Agent had delivered $988,000 in cash, $1,967,333 in Secured Notes, $3,934,666 in Subordinated Notes (including accrued and paid interest from June 11, 2002), 47,870 shares of our stock in lieu of converted Senior and Subordinated notes and accrued interest thereon, and Warrants to purchase 5,645,685 shares of Crown common stock to Debenture holders who had presented $14,820,000 in Debenture certificates. As of March 14 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of Crown common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to Crown.

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

(in thousands except per share	For the year ended December 31
amounts)	2004	2003	2002
Net income (loss)	$(7,119)	$(3,854)	$2,091
Effect of Dilutive Securities:
Convertible debentures	-	-	-
Options	-	-	-
Diluted net income	$(7,119)	$(3,854)	$2,091
Shares:
Basic weighted average shares outstanding, net of treasury stock	30,366	6,575	3,207
Effect of Dilutive Securities:
Convertible debentures	-	-	16,631
Options	-	-	79
Diluted weighted average shares outstanding, net of treasury stock	30,366	6,575	19,917
Basic (loss) earnings per share	$(0.23)	$(0.59)	$0.65
Diluted (loss) earnings per share	$(0.23)	$(0.59)	$0.10

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

          In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148").  SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting For Stock-Based Compensation" ("SFAS No. 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

	For the year ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net income (loss) as reported	$(7,119)	$(3,854)	$2,091
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	342	2,063	115
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198)	(134)	(452)
Pro forma net income (loss)	$(6,975)	$(1,925)	$1,754
Basic earnings (loss) per share:
As reported	$ (0.23)	$ (0.59)	$ 0.65
Pro forma	$ (0.23)	$ (0.29)	$ 0.55
Diluted earnings (loss) per share:
As reported	$ (0.23)	$ (0.59)	$ 0.10
Pro forma	$ (0.23)	$ (0.29)	$ 0.09

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

          Although the spin-off of Crown's interest in Solitario to its stockholders is a taxable transaction, it will not result in current tax due to the utilization of net operating losses. In connection with the spin-off, Crown recorded a $2,808,000 charge to deferred income tax expense. Subsequent to the spin-off, changes in the fair value of the unexercised Crown warrants result in permanent differences for income tax purposes.

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

  Future minimum payments

          Crown's future minimum payments on long-term debt consist of one payment on the Keystone Note of $50,000 due in December 2005.

7. Income Taxes:

          Crown's income tax expense (benefit) from continuing operations consists of the following:
(in thousands)	2004	2003	2002
Deferred:
U.S.	$3,051	$ 408	$ (55)
Foreign	-	-	-
Operating loss and credit carryovers:
U.S.	(27)	(1,263)	4,922
Foreign	-	-	-
Income tax expense (benefit)	$3,024	$ (855)	$4,867

          During 2004 and 2003, income tax expense of $85,000 and $130,000, respectively, was charged to stockholders' equity for Crown's additional paid-in capital arising from Solitario's share issuances.

          During 2004, Crown recognized taxable compensation expense of $1,173,000 from the exercise of nonqualified stock options not subject to variable plan accounting. Stockholders' equity has been credited in the amount of $400,000 for the income tax benefit of these deductions.

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

          The net deferred tax liabilities in the accompanying December 31, 2004 and 2003 balance sheets include the following components:
(in thousands)	2004	2003
Deferred tax assets:
Net operating loss ("NOL") carryovers	$2,765	$2,339
Investment in Solitario	-	1,981
Variable option compensation	-	238
Other	225	71
Deferred tax assets	2,990	4,629
Deferred tax liabilities:
Exploration, development and mineral interests costs	4,836	4,333
Capitalized interest	4,391	4,180
Depreciation and amortization	403	266
Investment in Retained Shares	212	-
Deferred tax liabilities	9,842	8,779
Net deferred tax liabilities	$6,852	$4,150

          A reconciliation of expected federal income tax expense (benefit) from operations at the U.S. statutory rates with the expense (benefit) for income taxes is as follows:
(in thousands)	2004	2003	2002
Income tax at statutory rates	($1,392)	($1,601)	$2,357
Section 382 limitation	-	-	5,751
Change in valuation allowance	-	-	(3,241)
Nondeductible option compensation	116	865	-
Nondeductible loss on unexercised Crown warrants	1,182
Taxable spin-off	2,808	-	-
Other	310	(119)	-
Income tax expense/(benefit)	$3,024	$(855)	$4,867

          In connection with the confirmation of the Plan of Reorganization, Crown had a greater than fifty-percent change of ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Crown's carryovers is limited to approximately $121,000 per year.

          At December 31, 2004 Crown had unused NOL carryovers of approximately $8,132,000, which begin to expire commencing in 2021.

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

          Crown has recorded an unexercised warrant liability of $12,881,000, which includes $1,428,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $11,453,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the warrants have been determined using a Black-Scholes option-pricing model.

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

The activity in outstanding warrants for the years ended December 31, 2004, 2003 and 2002 was as follows:
Outstanding, beginning of year Issued Exercised(1) Cancelled / forfeited Expired Outstanding, end of year (2)	2004		2003		2002
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Warrants Exercisable For shares		Warrants Exercisable For shares		Warrants Exercisable For shares
	13,403,810	$0.74	16,200,000	$0.74	10,485,714	$0.73
	-	-	-	-	5,714,286	0.75
	(3,569,594)	0.72	(2,024,127)	0.75	-	-
	(1,590,881)	0.72	(772,063)	0.75	-	-
	-	-	-	-	-	-
	8,243,335	$0.75	13,403,810	$0.74	16,200,000	$0.74

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

13.   Selected Quarterly Financial Data (Unaudited):

(in thousands, except per share)	2004
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As previously reported	As restated(1)	As previously reported	As restated(1)	As previously reported- as restated	As restated(1)(2)	As previously reported	As restated(1)
Net (loss) income	$ (357)	$ (361)	$ 158	$ 341	$(5,880)	$(6,591)	$ (104)	$ (508)
(Loss) income per share: Basic	$(0.02)	$(0.02)	$0.01	$0.02	$ (0.16)	$ (0.18)	$ (0.00)	$ (0.01)
Diluted	$(0.02)	$(0.02)	$0.00	$0.01	$ (0.16)	$ (0.18)	$ (0.00)	$ (0.01)
Weighted shares outstanding: Basic	21,989	21,989	22,062	22,062	37,216	37,216	40,014	40,014
Diluted	21,989	21,989	40,076	40,076	37,216	37,216	40,014	40,014

(in thousands, except per share)	2003
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As previously reported	As restated(1)	As previously reported	As restated(1)	As previously reported(3)	As restated(1) (3)	As previously reported	As restated(1)(3)
Net loss	$(423)	$(582)	$(271)	$(321)	$(813)	$(1,035)	$(1,482)	$(1,916)
Loss per share: Basic and diluted	$(0.10)	$(0.14)	$(0.06)	$(0.07)	$ (0.15)	$ (0.19)	$ (0.12)	$ (0.16)
Weighted shares outstanding: Basic and diluted	4,201	4,201	4,769	4,769	5,361	5,361	11,886	11,886

(1)          As discussed in Note 14, the operating results for each of the four quarters during the years ended December 31, 2004 and 2003 have been restated.

(2)          The increase in the loss for the third quarter of 2004 was primarily related to (i) a $3,253,000 loss on derivative instruments related to the increase in the fair value of warrants, (ii) income tax expense of $3,008,000 related to a reversal of previously recorded temporary differences between the book and tax basis of Crown's investment in Solitario upon the spin-off and recognition of a liability for anticipated tax gain as well as (iii) an increase in variable stock option compensation expense, which in turn is directly affected by changes in the underlying price of Crown's common shares. These increases in expenses were partially offset by both a reduction in equity in loss of Solitario, which was not included in operating results after July 26, 2004, the date of the spin-off, and a gain on the investment in retained shares of Solitario. The change in the relative per share amounts are primarily due to additional shares outstanding from debt conversions and warrant exercises in the third quarter of 2004.

(3)         Crown recorded deferred option compensation expense of $848,000 (before tax) during the third quarter of 2003, compared to $188,500 (before tax) in the second quarter of 2003, which accounted for the increase in the third quarter loss and Crown recorded deferred option compensation expense of $1,616,000 (before tax) during the fourth quarter of 2003 and incurred significant additional legal and accounting costs during the fourth quarter of 2003 related to its pending merger with Kinross which accounted for the increased loss in the quarter compared to the prior quarter.

14.   Restatement

          Subsequent to the issuance of Crown's consolidated financial statements for the year ended December 31, 2004, Crown determined it had (i) incorrectly recognized a deferred tax benefit related to its loss on derivative instrument - unexercised Crown warrants, and (ii) incorrectly recorded deferred tax expense related to its spin-off of Solitario. Each of these items is discussed below:

(i) Crown incorrectly recognized deferred tax benefits on its loss on derivative instrument - unexercised Crown warrants, which should have been treated as a permanent difference for which no deferred tax asset should have been recorded. The reversal of the previously recognized deferred tax benefit increased deferred tax liabilities by $1,182,000 at December 31, 2004 and increased deferred tax expense by $1,182,000 for the year ended December 31, 2004.

(ii) Crown incorrectly recorded deferred income tax expense on the spin-off of Solitario related to its retained shares. The reversal of previously recognized deferred tax expense decreased deferred tax liabilities by $67,000 at December 31, 2004 and decreased deferred tax expense by $67,000 for the year ended December 31, 2004.

          Additionally, subsequent to the issuance of Crown's consolidated financial statements for the year ended December 31, 2003 and the subsequent interim periods through September 30, 2004, Crown determined that it had incorrectly recognized income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options. Crown has now determined that the variable plan stock option compensation related to these incentive stock options represented a permanent difference for which a deferred tax benefit should not have been recognized.

          As a result of the above restatements, the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

BALANCE SHEET INFORMATION

	As of December 31, 2004
(in thousands)	As previously reported	As restated
Liabilities and Stockholders' Equity:
Liabilities:
Deferred income taxes	$ 5,737	$ 6,852
Stockholders' equity:
Accumulated deficit	(31,586)	(32,701)
Total stockholders' equity	19,577	18,462

STATEMENT OF OPERATIONS INFORMATION

Year ended December 31, 2004
(in thousands except per share amounts)	As previously reported	As restated
Income tax expense	$ (1,909)	$ (3,024)
Net loss	(6,004)	(7,119)
Basic and diluted loss per common share:	$ (0.20)	$ (0.23)

BALANCE SHEET INFORMATION

	As of December 31, 2003
(in thousands)	As previously reported	As restated
Liabilities and Stockholders' Equity:
Liabilities:
Deferred income taxes	$ 3,285	$ 4,150
Stockholders' equity:
Accumulated deficit	(24,717)	(25,582)
Total stockholders' equity	30,244	29,379

STATEMENT OF OPERATIONS INFORMATION

Year ended December 31, 2003
(in thousands except per share amounts)	As previously reported	As restated
Income tax benefit	$ 1,720	$ 855
Net loss	(2,989)	(3,854)
Basic and diluted loss per common share:	$ (0.45)	$ (0.59)

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

          Such adjustments are the result of a deficiency in both the design or operation of our disclosure controls and procedures and the implementation of generally accepted accounting principles. The adjustments related to properly applying accounting principles generally accepted in the United States of America to the accounting surrounding the spin-off of Solitario in July 2004. These adjustments required the recording of the fair value of our investment in Solitario, the recording of our warrant liability at fair value, an adjustment to our accumulated deficit and recording the net change in fair value of these items in our statement of operations. All of these adjustments are recorded in our consolidated financial statements for year ended December 31, 2004.

           In addition, we have concluded that the events cited in this report that are the subject of the restatement described in Note 14 to the consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. These material weaknesses relate to incorrectly providing income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options, incorrectly recognizing a deferred tax benefit related to its loss on derivative instrument - unexercised Crown warrants and incorrectly recording our deferred tax expense related to its spin-off of Solitario related to the retained shares.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth information, as of March 14, , 2005, with respect to the number of shares of Common Stock beneficially owned by each shareholder known by Crown to be the beneficial owner of more than five percent of the Common Stock, by all Directors, nominees for director, executive officers named in the Summary Compensation Table and all Directors, nominees for director and executive officers as a group. Except as noted below, each shareholder has sole voting and investment powers with respect to the shares shown. Unless otherwise indicated below, the address of each beneficial owner is 4251 Kipling St., Suite 390, Wheat Ridge, Colorado, 80033.

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

Solitario Resources Corporation
4251 Kipling St., Suite 390
Wheat Ridge, CO 80033

Zoloto Investors, LP
c/o Steve Webster
14701 St. Mary's Lane, Suite 800
Houston, TX 77079

Loeb Partners Corporation
c/o Bob Grubin(12)
61 Broadway
New York, NY 10006

Deephaven Domestic Capital
Management, c/o Colin Smith(12)
130 Cheshire Lane, Suite 102
Minnetonka, MN 55305

Steven A. Webster

Christopher M. Harte

Christopher E. Herald

Mark E. Jones, III

Brian Labadie

F. Gardner Parker

Ronald Shorr

James R. Maronick

All directors and executive officers as a group (nine persons)

	6,071,626(6) 12,695,186(6) 4,198,892 2,539,740 13,701,833(7) 175,000 6,958,894(6) (8) 6,246,626(6) 225.000 200,000 175,000 532,177 15,941,278(7)	15.0% 31.3% 10.4% 6.3% 31.3% 0.4% 17.24% 15.46% 0.6% 0.5% 0.4% 1.3% 39.3%	6,071,626 18,409,472(9) 4,198,892 2,539,740 18,786,119(10) 175,000 6,958,894 6,246,626 225,000 200,000 175,000 532,177 21,655,564(11)	15.0% 39.8% 10.4% 6.3% 40.6% 0.4% 17.2% 15.4% 0.6% 0.5% 0.4% 1.3% 46.8%	12.4% 37.7% 8.6% 5.2% 38.5% 0.4% 14.3% 12.8% 0.5% 0.4% 0.4% 1.1% 44.4%

(1)   Based upon information supplied to Crown by the shareholder, including filings as required under section 13 and 16 of the Securities and Exchange Act of 1934.

(2)   These columns reflect the ownership of outstanding Crown common stock as of March 14, 2005. The percentages are based on the total outstanding shares as of that date of 40,525,772. In addition to the outstanding common stock, as of March 14, 2005, Crown had outstanding warrants to acquire up to 8,243,335 shares of Crown common stock.

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

(5)   This column reflects the percentage ownership assuming the exercise of all warrants for cash, which would result in 48,769,117 shares of Crown common stock issued and outstanding.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K/A:

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

3.     Exhibits

      The exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K/A.

      (b) Reports on Form 8-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	June xx, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	June 9, 2005
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	June 9, 2005
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster

/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Christopher M. Harte		the Board of	June 9, 2005
Christopher M. Harte		Directors

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

10.10

Crown 2002 Stock Incentive Plan approved pursuant to Crown's Disclosure Statement and Plan of Reorganization and forms of option grant (incorporated by reference to Exhibit 10.10 to Crown's Form 10-K for the year ended December 31, 2002). *

10.11

First and Second amendments to the Change in Control Agreement between Christopher Herald and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.11 to Crown's Form 10-K for the year ended December 31, 2002).*

10.12

First and Second amendments to the Change in Control Agreement between Mark E. Jones and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.12 to Crown's Form 10-K for the year ended December 31, 2002).*

10.13

First and Second amendments to the Change in Control Agreement between James R. Maronick and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.13 to Crown's Form 10-K for the year ended December 31, 2002).*

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

Exhibit 11

CROWN RESOURCES CORPORATION

Statement Re: Computation of Per Share Earnings

(in thousands, except per share amounts)

                                        BASIC EARNINGS PER SHARE:

(in thousands except per share amounts)	For the year ended December 31,
Shares:	2004	2003	2002
	(as restated)	(as restated)
Outstanding at beginning of year	22,321	3,851	2,911
Cancelled as part of the Plan of Reorganization	-	-	(67)
Issued during the year	17,693	18,470	1,007
Outstanding at end of year	40,014	22,321	3,851

Weighted average number of shares outstanding during the year, net of treasury stock	30,366	6,575	3,207
Net income (loss) for year	$(7,119)	$(3,854)	$2,091
Basic income (loss) per common share	$(0.23)	$(0.59)	$0.65

                                        DILUTED EARNINGS PER SHARE:

(in thousands except per share	For the year ended December 31,
amounts)	2004	2003	2002
	(as restated)	(as restated)
Net income (loss)	$(7,119)	$(3,854)	$2,091
Effect of Dilutive Securities:
Convertible debentures	-	-	-
Options	-	-	-
Diluted net income	$(7,119)	$(3,854)	$2,091
Shares:
Basic weighted average shares outstanding, net of treasury stock	30,366	6,575	3,207
Effect of Dilutive Securities:
Convertible debentures	-	-	16,631
Options	-	-	79
Diluted weighted average shares outstanding, net of treasury stock	30,366	6,575	19,917
Basic earnings per share	$(0.23)	$(0.59)	$0.65
Diluted earnings per share	$(0.23)	$(0.59)	$0.10

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