Form 10-Q
period 2005-03-31
CROWN RESOURCES CORP
filed 2005-06-09
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2005
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

          There were 40,525,772 shares of $0.01 par value common stock outstanding as of May 31, 2005.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and	March 31,	December 31,
per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 1,740	$ 2,081
Restricted short-term investments	27	27
Investment in Solitario Resources Corporation, at fair value	1,328	1,428
Receivable from Solitario Resources Corporation	84	79
Prepaid expenses and other	57	41
Total current assets	3,236	3,656
Mineral properties, net	36,191	35,639
Other assets	142	145
	$39,569	$39,440
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 8	$ 181
Accrued liabilities	532	996
Current portion of long-term debt	46	45
Unexercised warrant liability, at fair value	1,328	1,428
Total current liabilities	1,914	2,650
Long-term liabilities:
Asset retirement obligation	23	23
Unexercised warrant liability, at fair value	9,310	11,453
Deferred income taxes	6,772	6,852
Total long-term liabilities	16,105	18,328
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 40,525,772 and 40,014,132 at March 31, 2005 and December 31, 2004, respectively	405	400
Additional paid-in capital	51,758	50,763
Accumulated deficit	(30,613)	(32,701)
Total stockholders' equity	21,550	18,462
	$39,569	$39,440

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per	Three months ended
share amounts)	March 31,
2005	2004
		(as restated, see Note 8)
Costs, expenses and other:
Exploration expense	-	4
Depreciation and amortization	3	3
General and administrative	144	338
Interest income	(12)	(5)
Loss on investment in Solitario Resources Corporation	100
Gain on derivative instrument, unexercised Crown warrants	(2,243)
Equity in loss of Solitario Resources Corporation	-	202
Income (loss) before income taxes	2,008	(542)
Income tax benefit	80	181
Net income (loss)	$ 2,088	$ (361)
Earnings per common share
Basic	$0.05	$(0.02)
Diluted	$(0.00)	$(0.02)
Weighted average number of common shares
Basic	40,429	21,989
Diluted	45,264	21,989

(1) Included in general and administrative expense is variable option compensation expense of $55,000 for the three months ended March 31, 2004.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three months ended March 31,
	2005	2004
Operating activities:		(as restated, see Note 8)
Net income (loss)	$ 2,088	$ (361)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	3	3
Equity in loss of Solitario Resources Corporation	-	202
Variable option compensation expense	-	55
Deferred income taxes	(80)	(181)
Gain on derivative instrument	(2,243)	-
Loss on investment in Solitario Resources Corporation	100	-
Changes in operating assets and liabilities:
Prepaid expenses and other	(21)	(58)
Accounts payable and other current liabilities	(637)	(323)
Net cash used in operating activities	(790)	(663)
Investing activities:
Additions to mineral properties, net	(551)	(183)
Net cash used in investing activities	(551)	(183)
Financing activities:
Proceeds from sale of common stock	1,000	-
Proceeds from exercise of stock options	-	35
Net cash provided by financing activities	1,000	35
Net decrease in cash and cash equivalents	(341)	(811)
Cash and cash equivalents, beginning of period	2,081	2,365
Cash and cash equivalents, end of period	$ 1,740	$ 1,554
Supplemental disclosure of cash flow information:
Non-cash transactions:
Non-cash interest capitalized	$ 1	$ 78

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Significant Accounting Policies

General

          The accompanying condensed consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") for the three months ended March 31, 2005 and 2004 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K/A for the year ended December 31, 2004. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Business

          Crown Resources Corporation and its subsidiaries ("Crown") have historically engaged in the acquisition, exploration and development of mineral interests in the western United States. As discussed in Note 4 below, prior to Crown's distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, Crown owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia, and Peru.

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

          Crown currently has limited financial resources and is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross (see Note 2). Unless Crown is successful in this objective, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and there is no assurance that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through the first half 2006.

Recent Developments

The Merger

          As further discussed in Note 2, on November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares (the "Exchange Ratio") of Kinross common stock at closing. On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the Exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million and (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the Convertible Debenture) on or before June 20, 2005. The funds from the Convertible Debenture may be used to pay a special dividend, if one is declared, of up to $0.21 per share. Previously on December 30, 2004, Crown and Kinross had amended the Merger Agreement to extend the Termination Date from December 31, 2004 to May 31, 2005. Concurrently with the amendment, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of its common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The closing of the sale of these shares occurred on January 18, 2005.

          Spin-off of Solitario Stock

        As further discussed in Note 4, on July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 48,293 Retained Shares upon the exercise of warrants and at March 31, 2005 had 950,013 Retained Shares. Prior to July 26, 2004, Crown recorded its investment in Solitario under the equity method of accounting.

          Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those option grants using variable plan accounting as of July 2000. The Plan of Reorganization (the "Plan") filed in connection with Crown's bankruptcy in 2002 (see Note 3) rejected both the 1991 Plan and the 1988 Plan and all option awards were canceled. The Plan approved Crown's 2002 Stock Incentive Plan (the "2002 Plan"). In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." During the first quarter of 2005 and as of March 31, 2005, Crown recorded no compensation expense or unearned compensation expense related to the intrinsic value of these variable plan accounting options as there were no stock options outstanding during the first quarter of 2005. During the first quarter of 2004, Crown recorded $55,000 of compensation expense related to the intrinsic value of these options awards. As of March 31, 2004, Crown had recorded $1,420,000 of unearned compensation expense related to the intrinsic value of these variable plan accounting options. At March 31, 2005 Crown had no stock options outstanding.

          Pro forma information, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148") has been computed as if Crown had accounted for its stock options under the fair value method proscribed by SFAS No. 123, "Accounting for Stock Stock-Based Compensation ("SFAS No. 123"). There were no options awards granted or modified during the first quarter of 2005 or 2004. Had Crown accounted for its stock options under the fair value method of SFAS 123, the following results would have been reported:

	For the three months ended March 31,
(in thousands, except per share amounts)	2005	2004
Net income (loss) as reported	$2,088	$(361)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	-	36
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(32)
Pro forma net loss	$2,088	$(357)
Per share amounts:
Basic income (loss) as reported	$ 0.05	$(0.02)
Pro forma basic income (loss)	$ 0.05	$(0.02)
Diluted income (loss) as reported	$(0.00)	$(0.02)
Pro forma diluted income (loss)	$ (0.00)	$(0.02)

Net Income (Loss) Per Common Share

          The net loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Basic and diluted EPS were the same for the three months ended March 31, 2004 because the effect of all potential common stocks was antidilutive as further described below.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Potentially dilutive common shares are excluded from the computations in loss periods, as their effect would be antidilutive.  As of March 31, 2005 Crown had warrants, which could be exercised for 8,243,335 common shares at an exercise price of $0.75 per share that could potentially dilute earnings per share. In order to calculate diluted earnings per share Crown assumes these warrants are converted as of the beginning of the three months ended March 31, 2005 under the treasury stock method, resulting in 4,835,000 additional shares estimated as outstanding for the computation of diluted earnings per share. In addition, because the warrants are assumed to be exercised as of the beginning of the three months ended March 31, 2005, the gain on derivative instruments related to the unexercised warrants for the three months ended March 31, 2005 of $2,243,000, is deducted from income available to common shareholders in calculating diluted earnings (loss) per share, which results in an estimated loss of $155,000 or $0.00 per share for diluted earnings per share. At March 31, 2004, Crown had stock options, warrants and convertible debt securities of approximately 27,159,000 shares that could potentially dilute earnings per share but were excluded from the computation of per share amounts for the three months ended March 31, 2004, as their inclusion would have been antidilutive.

          The following table illustrates the effect of dilutive securities in calculating diluted earnings per share:

(in thousands, except per share amounts)	For the three months ended March 31,
	2005	2004
Net income (loss)	$ 2,088	$ (361)
Effect of Dilutive Securities:
Warrants	(2,243)	-
Diluted net loss	$ (155)	$ (361)
Shares:
Basic weighted average shares outstanding	40,429	21,989
Effect of Dilutive Securities:
Warrants	4,835	-
Diluted weighted average shares outstanding	45,264	21,989
Basic earnings (loss) per share	$ 0.05	$(0.02)
Diluted earnings (loss) per share	$ (0.00)	$(0.02)

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use the APB 25 intrinsic value method of accounting that was provided in SFAS No. 123 "Accounting for Stock-based Compensation," as originally issued. SFAS 123R is effective as of the first fiscal year beginning after June 15, 2005. Crown has not yet adopted SFAS 123R and has not determined what effect, if any, its adoption will have on Crown's financial position or results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance of APB Opinion No. 29 is based upon the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Crown has not yet adopted SFAS 153 and Crown has not determined what effect, if any, its adoption may have on its financial position or results of operations or cash flows.

2.       Merger Agreement

          On November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing. The Merger is subject to the approval of two thirds of Crown's shareholders and customary closing conditions. Under the Merger Agreement Crown is required to operate its business in the ordinary course, and Crown is restricted from engaging in certain significant business and financing transactions, or changes in corporate structure. On July 26, 2004, Crown completed a spin-off of its Solitario shares to its shareholders as contemplated under the Merger Agreement as discussed below under Note 4.

          On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the Exchange Ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million and (iv) provide that Kinross would invest in a $10 million Convertible Debenture on or before June 20, 2005. The Convertible Debenture will have a term of five years, an interest rate of 4% payable annually with a provision to forego interest for the first two annual payments, at Crown's election. The Convertible Debenture is convertible into 5.8 million shares of Crown, plus accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by Crown, Crown shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Crown anticipates it will issue the Convertible Debenture in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on its belief that the sale does not involve a distribution. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. Crown may use some of the proceeds from the sale of the Convertible Debenture to pay a special dividend, if one is declared, of up to $0.21 per share. The special dividend, if one is declared, will be determined by Crown's board of directors based upon the future financial requirements of Crown. Payment of the special dividend will change the tax deferred status of the transaction to a taxable transaction for Crown shareholders.

        Previously, on December 30, 2004, Crown amended its Merger Agreement with Kinross to extend the Termination Date from December 31, 2004 to May 31, 2005. Concurrently with this amendment, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of Crown common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of the sale of these shares occurred on January 18, 2005. Crown sold the common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on its belief that the sale does not involve a distribution. Kinross received restricted stock in the offering. Crown expects to use the proceeds of this offering to pay for permitting costs related to its Buckhorn Mountain Project.

          Either Kinross or Crown may terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          Additionally, holders of unexercised warrants to purchase shares of Crown common stock have the right to elect to exchange the warrant for 0.34 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective date of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement. As of May 31, 2005 and December 31, 2004, Crown had warrants outstanding which are exercisable for up to 8,243,335 shares, respectively with an exercise price of $0.75 per share and which expire in October 2006. See discussion of the unexercised warrant liability in Note 5.

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

          The restructuring provided for an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at Crown's election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured Notes were converted into shares of Crown common stock.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of May 31, 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of Crown common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to Crown.

4.          Investment in Solitario Resources Corporation

          Prior to Crown's distribution of Solitario on July 26, 2004, Crown accounted for its investment in Solitario under the equity method of accounting. Crown recorded as treasury stock its proportionate share of Solitario's recorded cost basis for Solitario's investments in the equity securities of Crown. Crown's proportionate interest in Solitario's gains and losses associated with changes in the fair value of Solitario's investment in Crown warrants and Solitario's investment in Crown common stock were not recognized in Crown's statement of operations, or as a component of comprehensive income (loss), respectively. On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 48,293 Retained Shares upon the exercise of warrants and at March 31, 2005 had 950,013 Retained Shares. Although Crown claims no beneficial ownership in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2005 Crown recorded a loss on its investment in Retained Shares of $100,000. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. Prior to July 26, 2004, Crown accounted for its investment in Solitario under the equity method of accounting and recorded $202,000 as its share of Solitario's loss for the three months ended March 31, 2004.

Condensed financial information of Solitario is as follows:

Statement of Operations Information (in thousands)	Three months ended March 31, 2004
Unrealized loss on derivative instruments	$ (795)
Other costs and expenses	(529)
Deferred tax benefit	378
Net loss	$ (946)

          The following is a reconciliation of Solitario's reported net loss to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	Three months ended March 31,
2004
Solitario net loss as reported	$ (946)
Adjustments:
Solitario's derivative losses recorded in its statement of operations for its holdings of Crown warrants, net of $378 of tax in 2004	417
Solitario adjusted loss	(529)
Crown weighted average equity percentage (1)	38.1%
Crown's equity in loss of unconsolidated subsidiary	$ (202)

(1) The weighted average interest of Crown in Solitario's net loss for the three months ended March 31, 2004 reflects the dilution of Crown's ownership interest resulting from Solitario's sale of its common stock upon the exercise of options. These transactions reduced Crown's investment in Solitario from 38.7% as of December 31, 2003 to 37.6% as of March 31, 2004.

          For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses during the three months ended March 31, 2004, Crown excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

          During the three months ended March 31, 2004, holders of Solitario options exercised options for a total of 709,000 Solitario common shares. The additional shares reduced Crown's percentage ownership of Solitario to 37.6% at March 31, 2004. Crown's proportionate interest in this issuance of Solitario shares, net of taxes, was recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital.

5.       Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded the fair value of the warrants as unexercised warrant liability as of July 1, 2004, with subsequent increases and decreases in the fair value of the warrant recorded in the statement of operations as gain or loss on derivative instruments. In addition, upon exercise of any Crown warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the three months ended March 31, 2005, Crown recorded a gain on derivative instrument of $2,243,000, related to the decrease in the fair value of the unexercised warrants. There were no warrant exercises in the three months ended March 31, 2005.

          At March 31, 2005, there are unexercised warrants for 8,243,335 Crown common shares. Crown has recorded an unexercised warrant liability of $10,638,000, which includes $1,328,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $9,310,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

6.     Comprehensive Income

The following represents comprehensive income (loss) and its components:
	Three months ended March 31,
(in thousands)	2005	2004
Net income (loss) as reported	$2,088	$(361)
Net unrealized gain on marketable equity securities, net of tax expense of $27 in 2004	-	53
Comprehensive income (loss)	$2,088	$(308)

7.     Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown's activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $102,000 and $89,000 for the three months ended March 31, 2005 and 2004, respectively. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off Crown distributed 48,293 Retained Shares upon the exercise of warrants and at March 31, 2005, had 950,013 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2005, Crown recorded a loss of on its investment in Retained Shares of $100,000. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of March 31, 2005, the Signing Shareholders collectively held 12,695,186 shares or 31.3% of the outstanding Crown shares. In addition, the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 37.7% of the then outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2005, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 36.8% of the outstanding shares of Crown common stock. Additionally, as of March 31, 2005, the Signatories hold warrants for 5,714,285 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.3% of the then outstanding Crown shares.

          As of March 31, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 15.0% of the outstanding shares of Crown.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and Crown. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and Crown. If the transaction between Crown and Kinross is completed, Crown anticipates Mr. Herald and Mr. Jones will not be Crown directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be Crown officers.

8.     Restatement

          Subsequent to the issuance of Crown's condensed consolidated financial statements for the three months ended March 31, 2004, , Crown determined that it had incorrectly recognized income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options. Crown has now determined that the variable plan stock option compensation related to these incentive stock options represented a permanent difference for which a deferred tax benefit should not have been recognized.

          As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2004 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION

	Three Months ended March 31, 2004
(in thousands, except per share amounts)	As previously reported	As restated
Income tax benefit	$ 185	$ 181
Net loss	(357)	(361)
Basic and diluted loss per common share:	$(0.02)	$(0.02)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Crown for the years ended December 31, 2004, 2003 and 2002, and Management's Discussion and Analysis contained in Crown's Annual Report on Form 10-K/A for the year ended December 31, 2004. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future periods.

          As discussed in Note 8 to the consolidated financial statements, our financial statements for the three months ended March 31, 2004 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of March 31, 2005, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          As further described in Note 2 to our unaudited condensed financial statements, on November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger was amended on May 31, 2005 and is subject to the approval of two thirds of our shareholders and customary closing conditions.

(b.) Recent Financing Transactions

          On May 31, 2005, we amended the Merger Agreement with Kinross to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million and (iv) provide that Kinross would invest in a $10 million convertible debenture issued by us (the Convertible Debenture) on or before June 20, 2005. The Convertible Debenture will have a term of five years, an interest rate of 4% payable annually with a provision to forego interest for the first two annual payments, at our election. The Convertible Debenture is convertible into 5.8 million of our common shares, plus accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by us, we shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. We anticipate we will issue the Convertible Debenture in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our its belief that the sale does not involve a distribution. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. We may use some of the proceeds from the sale of the Convertible Debenture to pay a special dividend of up to $0.21 per share. The special dividend, if one is declared, will be determined by our board of directors based upon our future financial requirements. Payment of the special dividend will change the tax deferred status of the transaction for our shareholders.

        On December 30, 2004, we amended our Merger Agreement with Kinross to extend the Termination Date from December 31, 2004 to May 31, 2005. Concurrently with this amendment, we agreed to sell to Kinross and Kinross agreed to purchase from us 511,640 newly issued shares of our common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of the sale occurred on January 18, 2005. We sold the common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the sale does not involve a distribution. Kinross received restricted stock in the offering. We expect to use the proceeds of this offering to pay for permitting costs related to our Buckhorn Mountain Project.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off we distributed 48,293 Retained Shares upon the exercise of warrants and at March 31, 2005, had 950,013 Retained Shares. We carry our investment in retained shares of Solitario at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2005, we recorded a loss of $100,000 on our investment in the Retained Shares and have recorded a liability for our entire investment balance, which is included in unexercised warrant liability, see Note 5 to our unaudited condensed financial statements. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

          On July 14, 2004 holders of our $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of our common stock (which include 258,537 shares for accrued interest through the date of conversion) and as of March 31, 2005, we have no Senior Notes outstanding.

          Between January 1 and July 12, 2004, holders of our options representing 3,379,000 shares exercised their options by paying a total of $1,321,000 to us and as of March 31, 2005, we have no outstanding stock options.

          On July 15, 2004, holders of our warrants exercisable into 947,140 shares exercised the warrants on a cash basis into 947,140 shares of our common stock by paying a total of $711,000 to us. On July 12, 2004, Solitario exercised warrants exercisable into 3,771,428 shares of common stock on a cashless basis and received 2,398,319 shares of our common stock. As of March 31, 2005, we have warrants outstanding which are exercisable for up to 8,243,335 shares with an exercise price of $0.75 per share and which expire in October 2006.

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

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with Wells Fargo Bank, Minnesota N.A. (the "Disbursing Agent") as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of May 31, 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash, 68,571 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and warrants to acquire 68,571 shares of our common stock with an exercise price of $0.75 per share. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

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

          Three months ended March 31, 2005 compared to March 31, 2004

          For the three months ended March 31, 2005 we had net income of $2,088,000, or $0.05 per share, compared to a net loss of $361,000, or $0.02 per share for the three months ended March 31, 2004. The change from a loss in 2004 to income in 2005 is primarily due to the recognition of a gain on derivative instrument of $2,243,000 during the three months ended March 31, 2005. In addition we recognized a variable option compensation expense of $55,000 and our share of the equity in loss of Solitario of $202,000 during the three months ended March 31, 2004 and there were no similar items in the three months ended March 31, 2005 as all of our options were exercised in 2004 and we completed the spin-off of Solitario during 2004. In addition our general and administrative costs were reduced to $144,000 during the three months ended March 31, 2005 compared to $283,000 in 2004. Each of these items is discussed in more detail below.

          Exploration expense during the first three months of 2004 related to certain property tax and option payments. There were no similar payments during the first three months of 2005.

         On July 1, 2004, as a result of declaring, as a dividend, the distribution of our 9,633,585 shares of Solitario common stock, the classification of our warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, on July 1, 2004 we recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. During the three months ended March 31, 2005, Crown recorded a gain on derivative instrument of $2,243,000, related to the decrease in the fair value of the unexercised warrants. This decrease was primarily related to a decrease in the underlying price of our common stock from $2.00 per share at December 31, 2004 to $1.74 per share at March 31, 2005, which in turn caused the fair value of our outstanding warrants, as determined by the Black-Scholes option pricing model, to decline by $2,243,000. We expect any future gains or losses on derivative instruments that we will recognize on our unexercised warrant liability will be significantly impacted by changes in the market price of shares of our common stock and, to a lesser extent, by changes in the value of our Retained Shares. See Item 3 below.

          On July 26, 2004, we completed a spin-off of Solitario's shares to its shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each of our shares they owned. We carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2005, we recorded a loss of $100,000 on our investment in the Retained Shares. The decrease in the value of our investment in the Retained Shares relates to a decrease in the quoted market price of Solitario shares to Cdn$1.70 per share at March 31, 2005 from Cdn$1.81 per share at December 31, 2004. See Note 5 to our unaudited condensed financial statements. We expect any future gains or losses on our investment in Retained Shares will be determined by changes in the quoted market price of Solitario common stock. See Item 3 below.

         General and administrative expenses decreased significantly to $144,000 in the first three months of 2005 from $283,000 in the same period of 2004, primarily as a result of decreased professional services fees for legal and accounting related to our pending merger with Kinross. Legal and accounting costs were $4,000 and $21,000 in the first three months of 2005, respectively, compared to $149,000 and $51,000, respectively, in the first three months of 2004. Amounts charged to Solitario for management fees during the first quarter of 2005 increased to $102,000 from $89,000 in the first three months of 2004 primarily as a result of increased activity in Solitario and reduced focus on general and administrative activities in Crown, compared to the prior year. Salaries and related benefit costs increased to $183,000 in the first quarter of 2005 from $150,000 in 2004 primarily related to salary increases and increased medical benefits. Other general and administrative costs, including investor relations and corporate fees, were comparable during the first quarter of 2005 and 2004. If our pending Merger with Kinross is not completed we expect our 2005 full-year general and administrative costs to be reduced from 2004 as a result of a reduction in ongoing professional service costs related to the Kinross merger.

          As a result of the exercise of all of our remaining outstanding options during 2004 we recorded no variable option compensation expense during the first quarter of 2005 compared to $55,000 in the first quarter of 2004. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. Pending the merger with Kinross, we do not expect to grant any additional options and do not expect to recognize any variable plan option compensation in the future.

          As a result of the spin-off of Solitario, we recorded no equity in the loss of Solitario during the first quarter of 2005 compared to $202,000 in the first three months of 2004. We will not record any equity in the income or loss of Solitario in the future.

          We recorded an income tax benefit of $80,000 during the three months ended March 31, 2005 compared to an income tax benefit of $181,000 in the first quarter of 2004. Deferred tax expense of $763,000 was not provided on the gain on derivative instrument - unexercised Crown warrants of $2,243,000 recorded during the three months ended March 31, 2005, which is not taxable for tax purposes and is treated as a permanent difference for which no deferred tax expense is provided. The remaining change in deferred taxes was related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit. .

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

          Three months ended March 31, 2005 compared to March 31, 2004

          Net cash used in operating activities increased to $790,000 in the first three months of 2005 compared to $663,000 in the first three months of 2004. The primary reason for the decrease was the net reduction of accounts payable and accrued expenses of $637,000 during the first three months of 2005 compared to a net reduction in the same accounts of $323,000 during the first quarter of 2004. This use of cash was partially offset by a reduction in our general and administrative costs discussed above. We also increased our prepaid expenses by $21,000 during the first quarter of 2005, which was smaller than the increase in prepaid expenses during 2004 of $58,000. If our pending Merger with Kinross is not completed we would expect our 2005 cash used in operating activities to be comparable to 2004, as a result of a reduction in general and administrative costs for legal and accounting in 2005 compared to 2004 which will be offset by the increased use of cash during 2005 to pay our 2004 end of year accrued expenses.

          Net cash used in investing activities increased to $551,000 in the first three months of 2005 compared to $183,000 during the first three months of 2004 as a result of our increased efforts for permitting at the Buckhorn Mountain Project during the first quarter of 2005. During the first three months of 2005 we expended $551,000 on non-interest costs in development of our Buckhorn Mountain Project compared to $93,000 during the same period of 2004. The expenditures during 2005 were primarily related costs for permitting paid to the State of Washington for reviews of our Buckhorn Mountain Project feasibility study, which was prepared by Steffen Robertson and Kirsten, an independent mining and consulting firm ("SRK") during 2003. We capitalized interest paid in cash during the first quarter of 2004 of $168,000 compared to no capitalized interest paid in cash during the first quarter of 2005, as all our capitalized interest cost during the first quarter of 2005 was related to accretion of $1,000 of interest on our Keystone note. If our pending Merger with Kinross is not completed, we expect our 2005 net cash used in investing activities to decrease compared to 2004 as we have budgeted approximately $1,100,000 for permitting and development at our Buckhorn Mountain Project in 2005, compared to the full-year expenditures of $2,275,000 in 2004.

          All interest costs, including non-cash interest costs, for the three months ended March 31, 2005 and 2004 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $1,000 and $168,000 for the three months ended March 31, 2005 and 2004, respectively. Interest costs decreased significantly during the first quarter of 2005 compared to 2004 as a result of the conversion of our Senior Notes during the third quarter of 2004. Our interest cost in the first three months of 2005 consisted of the accretion of $1,000 on our Keystone note compared to the payment of $168,000 of interest paid in cash and discount amortization charges (to capitalized interest) of $78,000 in the three months ended March 31, 2004. If our pending Merger with Kinross is not completed, we would expect our interest costs to significantly decline for the full year for 2005 from 2004 as a result of conversion of our Senior notes.

          Net cash provided by financing activities during the first three months of 2005 was $1,000,000 from the issuance of 511,640 shares of our common stock to Kinross, in connection with the extension of the termination date of our merger agreement to May 31, 2005, discussed above under recent financing activities. During the three months ended March 31, 2004 we received $35,000 from the exercise of options. If our pending Merger with Kinross is not completed, we do not expect 2005 to have any other significant cash provided from financing activities, as we do not expect similar share issuances.

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

          Future contractual obligations and cash commitments at March 31, 2005 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2005	2006	2007	2008	2009+	Total
Long-term debt	50	-	-	-	-	50
Unpatented mining claim payments [1]	17	17	17	17	17	85
Asset retirement obligation	-	-	-	-	60	60
Operating leases	25	27	-	-	-	52
Total commitments	$ 92	$ 44	$ 17	$ 17	$ 77	$ 247

1 Assumes continued payment of mining claim payments on existing mineral properties.

           Cash and cash equivalents amounted to $1,740,000 at March 31, 2005. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at March 31, 2005 was $1,322,000.

(g.) Related party transactions

                       We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses, payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario for the three months ended March 31, 2005 and 2004 were $102,000 and $89,000, respectively. These fees are recorded as a reduction to general and administration costs. We continue to operate under the management and technical services agreement subsequent to the spin-off of Solitario. If the Kinross merger is completed we expect to terminate the management and technical services agreement.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 48,293 Retained Shares upon the exercise of warrants and at March 31, 2005, had 950,013 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2005, we recorded a gain of $100,000 on our investment in the Retained Shares. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

             We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of March 31, 2005, the Signing Shareholders collectively held 12,695,186 shares or 31.3% of our outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 of our shares or a total of 18,409,472 or 37.7% of our then outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of March 31, 2005, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 36.8% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of March 31, 2005, the Signatories hold Crown warrants for 5,714,285 shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.3% of our then outstanding shares.

          As of March 31, 2005, Solitario owns 6,071,626 shares of our common shares or approximately 15.0% of our outstanding shares.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

(h.) Critical Accounting Estimates

Mineral Properties, net

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $1,000 and $168,000 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004 a total of $17,770,000 and $17,769,000, respectively, of interest costs have been capitalized as mineral properties, net at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral properties with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in the three months ended March 31, 2005 or 2004.

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

Gain and loss on derivative instruments and trading securities

          On July 1, 2004 as a result of declaring, as a dividend, the distribution of our investment in 9,633,585 shares of Solitario, our warrants could be settled in both the Retained Shares and our own common stock. This required the change in the classification of our warrants from an equity derivative instrument to that of a liability derivative instrument, pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We have recorded an unexercised warrant liability for the fair value of the warrants using the Black-Scholes option-pricing model. The portion of the unexercised warrant liability that will be settled in our common shares is classified as non-current. Any subsequent changes in the fair value of the securities to be issued or distributed upon the exercise of our warrants are recorded as a gain or loss in the statement of operations. In addition, as a result of classifying the Retained Shares as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we record any gains or losses on the increase in the fair value of our investment in Solitario based upon the fair value of the Retained Shares, based upon quoted market prices, in the statement of operations.

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

          As a result of the Department of Interior-Bureau of Land Management issuing the patents to us in December 2004, the surface title was transferred from the USFS to us. Subsequently, the USFS determined that it was unnecessary for it to continue to be a co-lead agency in the permitting process. The WDOE is now the sole lead agency for all permitting activities. The USFS is currently preparing an Environmental Assessment (EA) for proposed activities that will occur on federal land, including upgrading of existing access roads, the construction of approximately 1.5 miles of new road, the installation and maintenance of water quality monitoring wells and construction of a perimeter fence line. Most baseline fieldwork necessary for completing the Draft Supplemental Environmental Impact Statement ("DSEIS") was completed by the end of 2004 and data generated by this work is under review and compilation. When this compilation is completed, the WDOE will issue a DSEIS for public comment and the USFS will issue an EA. The DSEIS and EA releases are currently scheduled for early fall of 2005. However, there can be no assurance that this schedule will be met.

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

(j) Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use the APB 25 intrinsic value method of accounting that was provided in SFAS No. 123 "Accounting for Stock-based Compensation," as originally issued. SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We have not yet adopted SFAS 123R and we have not determined what effect, if any, its adoption will have on our financial position or results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          (a) Equity Price Risks

          We have estimated that a hypothetical increase of ten percent in the equity price of our common stock will increase the fair value of our unexercised warrant liability by $1,331,000 as of March 31, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of our common stock will decrease the fair value of our unexercised warrant liability by $1,309,000 as of March 31, 2005.

          We have estimated that a hypothetical increase of ten percent in the equity price of Solitario common stock will increase the fair value of our investment in Solitario and increase our unexercised warrant liability by $133,000 as of March 31, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of Solitario common stock will decrease the fair value of our investment in Solitario and decrease our unexercised warrant liability by $133,000 as of March 31, 2005.

          (b.) Interest Rate Risks

          We have estimated that a hypothetical increase of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will decrease the value of our future earnings and increase the fair value of our warrant liability by $23,000 as of March 31, 2005. We have estimated that a hypothetical decrease of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will increase our future earnings and decrease the estimated fair value of our warrant liability by $23,000 as of at March 31, 2005.

          Crown has no material interest rate risks related to its debt instruments as of March 31, 2005 as a result of the conversion of its Senior Notes during the third quarter of 2004.

          (c.) Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on May 31, 2005 was $416 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 4.   Controls and Procedures

                    Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of March 31, 2005.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weakness in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of March 31, 2005, as discussed below. Within the quarter ended March 31, 2005, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

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

          During the three months ended March 31, 2005 and subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we identified matters that resulted in adjustments that had a material effect on our Company's financial reporting process. We determined we had (i) incorrectly recognized a deferred tax benefit related to our loss on derivative instrument - unexercised Crown warrants and (ii) incorrectly recorded deferred tax expense related to our spin-off of Solitario related to our retained shares. Such adjustments are the result of a material weakness in both the design or operation of our disclosure controls and procedures and the implementation of generally accepted accounting principles. We believe that these matters constitute a material weakness in internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. All of these adjustments are recorded in our restated consolidated financial statements for year ended December 31, 2004 filed on Form 10-K/A with the Securities and Exchange Commission on June 9, 2005.

           We have concluded that the events cited in this report that are the subject of the restatement described in Note 8 to the condensed consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. These material weaknesses relate to incorrectly providing income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the three months ended March 31, 2005, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and begun the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls, and even upon completion of such review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the material weaknesses, significant deficiencies and deficiencies in our system of internal control over financial reporting identified above caused our system of internal control over financial reporting to be ineffective as of March 31, 2005. Within the quarter ended March 31, 2005, other than the steps taken above, there were no significant changes to our system of internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Safe Harbor

          The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on Form 10-K/A for the year ended December 31, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On January 18, 2005 we sold 511,640 shares of our common stock to Kinross for proceeds of $1,000,000. We sold the common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the sale does not involve a distribution. Kinross received restricted stock in the offering. We expect to use the proceeds of this offering to pay for permitting costs related to our Buckhorn Mountain Project.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          Previously reported on Form 8-K dated March 4, 2005

Item 6. Exhibits
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

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN RESOURCES CORPORATION
June 9, 2005 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer