Form 10-Q
period 2005-06-30
CROWN RESOURCES CORP
filed 2005-09-07
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2005
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

There were 46,002,239 shares of $0.01 par value common stock outstanding as of August 1, 2005.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share and	June 30,	December 31,
per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$10,744	$ 2,081
Restricted short-term investments	27	27
Investment in Solitario Resources Corporation, at fair value	1,252	1,428
Receivable from Solitario Resources Corporation	131	79
Prepaid expenses and other	50	41
Total current assets	12,204	3,656
Mineral properties, net	37,004	35,639
Other assets	167	145
	$49,375	$39,440
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 82	$ 181
Accrued liabilities	570	996
Dividend payable	9,661	-
Accrued interest on convertible debenture due to Kinross	11	-
Current portion of long-term debt	48	45
Unexercised warrant liability, at fair value	1,252	1,428
Total current liabilities	11,624	2,650
Long-term liabilities:
Asset retirement obligation	23	23
Unexercised warrant liability, at fair value	10,519	11,453
Convertible debenture due to Kinross, net of discount	8,535	-
Deferred income taxes	6,639	6,852
Total long-term liabilities	25,716	18,328
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 40,883,981and 40,014,132 at June 30, 2005 and December 31, 2004, respectively	409	400
Additional paid-in capital	44,438	50,763
Accumulated deficit	(32,812)	(32,701)
Total stockholders' equity	12,035	18,462
	$49,375	$39,440

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per	Three months ended	Six months ended
share amounts)	June 30,	June 30,
2005	2004 (as restated, see note 9)	2005	2004 (as restated, see note 9)
Costs, expenses and other:
Exploration expense	$ -	$ 6	$ -	$ 10
Depreciation and amortization	4	3	7	6
General and administrative (1)	418	(467)	562	(129)
Interest income	(19)	(2)	(31)	(7)
(Gain) loss on investment in Solitario Resources Corporation	(13)	-	87	-
Loss (gain) on derivative instrument, unexercised Crown warrants	1,942	-	(301)	-
Equity in loss of Solitario Resources Corporation	-	221	-	423
(Loss) income before income taxes	(2,332)	239	(324)	(303)
Income tax benefit	133	102	213	283
Net (loss) income	$(2,199)	$ 341	$ (111)	$ (20)
(Loss) Earnings per common share:
Basic	$(0.05)	$0.02	$(0.00)	$(0.00)
Diluted	$(0.05)	$0.01	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic	40,549	22,062	40,490	22,026
Diluted	40,549	40,076	40,490	22,026

(1)     Included in general and administrative expense is a credit to (reduction in) variable stock option compensation expense of $656,000 and $601,000 for the three and six months ended June 30, 2004.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six months ended June 30,
	2005	2004
Operating activities:		(as restated, see Note 9)
Net loss	$ (111)	$ (20)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7	6
Equity in loss of Solitario Resources Corporation	-	423
Variable option compensation expense	-	(601)
Deferred income taxes	(213)	(283)
Gain on derivative instrument	(301)	-
Loss on investment in Solitario Resources Corporation	87	-
Changes in operating assets and liabilities:
Prepaid expenses and other	(60)	(67)
Accounts payable and other current liabilities	7	(344)
Net cash used in operating activities	(584)	(886)
Investing activities:
Additions to other assets	(29)	-
Additions to mineral properties	(1,724)	(455)
Net cash used in investing activities	(1,753)	(455)
Financing activities:
Proceeds from sale of common stock	1,000	-
Proceeds from the issuance of convertible debenture	10,000	-
Proceeds from exercise of stock options	-	37
Net cash provided by financing activities	11,000	37
Net increase (decrease) in cash and cash equivalents	8,663	(1,304)
Cash and cash equivalents, beginning of period	2,081	2,365
Cash and cash equivalents, end of period	$10,744	$1,061
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 180
Non-cash transactions:
Non-cash interest capitalized	173	170
Common stock, issued on cashless exercise of warrants	720	-
(Increases) decreases in additions to mineral properties on account	(532)	180

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Business and Significant Accounting Policies

General

          The accompanying condensed consolidated financial statements of Crown Resources Corporation and its subsidiaries (collectively "Crown") for the three and six months ended June 30, 2005 and 2004 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

Business

          Crown has historically engaged in the acquisition, exploration and development of mineral interests in the western United States. As discussed in Note 4 below, prior to Crown's distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, Crown owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the United States, Brazil, Bolivia, and Peru.

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

          Crown currently has limited financial resources and is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross (see Note 2). Unless Crown is successful in this objective, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and there is no assurance that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through the end of 2006.

Recent Developments

Dividend

          On June 21, 2005 Crown's board of directors declared a dividend of $0.21 per share which was paid on July 26, 2005 to holders of record of Crown's common stock as of the close of business on July 14, 2005. Crown has accrued a dividend payable of $9,661,000 through a charge to additional paid-in capital as of June 30, 2005.

The Merger

          As further discussed in Note 2, on November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares (the "Exchange Ratio") of Kinross common stock at closing. On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the Exchange ratio to 0.34 shares of Kinross common stock, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders, other than Kinross is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices received by Crown after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. The Convertible Debenture was funded and issued on June 20, 2005. A majority of the funds from the Convertible Debenture were used to pay the dividend of $0.21 per share on July 26, 2005. As a result of the amendment, Crown has a contingent receivable of $926,000 as of June 30, 2005 from Kinross for permitting costs on accrued costs and invoices received after June 1, 2005. In July 2005, after payment of the dividend discussed above, Crown recorded the receivable, in stockholder's equity, as a capital contribution to additional paid in capital.

          Previously on December 30, 2004, Crown and Kinross had amended the Merger Agreement to extend the Termination Date from December 31, 2004 to May 31, 2005. Concurrently with the December 30, 2004 amendment, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of its common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The closing of the sale of these shares occurred on January 18, 2005.

Spin-off of Solitario Stock

          As further discussed in Note 4, on July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 114,147 Retained Shares upon the exercise of warrants and at June 30, 2005 had 884,159 Retained Shares. Subsequent to June 30, 2005 Crown distributed an additional 848,155 Retained Shares from warrant exercises and at August 1, 2005 had 36,004 Retained Shares. Prior to July 26, 2004, Crown recorded its investment in Solitario under the equity method of accounting.

Accounting for Stock Based Compensation

          Crown accounts for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("Opinion No. 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those option grants using variable plan accounting as of July 2000. The Plan of Reorganization (the "Plan") filed in connection with Crown's bankruptcy in 2002 (see Note 3) rejected both the 1991 Plan and the 1988 Plan and all option awards were canceled. The Plan approved Crown's 2002 Stock Incentive Plan (the "2002 Plan"). In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounted for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." During the three and six months ended June 30, 2005 and as of June 30, 2005, Crown recorded no compensation expense or unearned compensation expense related to the intrinsic value of these variable plan accounting options as there were no stock options outstanding during 2005. Crown recorded a credit to compensation expense of $656,000 and $601,000, respectively, for the three and six months ended June 30, 2004 related to a decrease in the intrinsic value of these option awards. At June 30, 2005 Crown had no stock options outstanding.

          Pro forma information, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148") has been computed as if Crown had accounted for its stock options under the fair value method prescribed by SFAS No. 123, "Accounting for Stock Stock-Based Compensation ("SFAS No. 123"). There were no options awards granted or modified during the three and six months ended June 30, 2005 and 2004. Had Crown accounted for its stock options under the fair value method of SFAS 123, the following results would have been reported:
	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net (loss) income as reported	$(2,199)	$ 341	$(111)	$ (20)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	-	(433)	-	(397)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	-	(32)	-	(64)
Pro forma net (loss) income	$(2,199)	$(124)	$(111)	$ (481)
Basic net (loss) income per share:
As reported	$(0.05)	$ 0.02	$(0.00)	$(0.00)
Pro forma	$(0.05)	$(0.01)	$(0.00)	$(0.02)
Diluted net (loss) income per share:
As reported	$(0.05)	$ 0.01	$(0.00)	$(0.00)
Pro forma	$(0.05)	$(0.00)	$(0.00)	$(0.02)

Net (loss) Income Per Common Share

          The net (loss) income per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Basic and diluted EPS were the same for the three and six months ended June 30, 2005 and the six months ended June 30, 2004 because the effect of all potential common stocks was antidilutive as further described below.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Potentially dilutive common shares are excluded from the computations in loss periods, as their effect would be antidilutive.  As of June 30, 2005 Crown had warrants, which could be exercised for 7,671,906 common shares at an exercise price of $0.75 per share that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the three and six months ended June 30, 2005, as they are antidilutive. Also outstanding at June 30, 2005 was the Convertible Debenture issued to Kinross on June 20, 2005. However, because the Convertible Debenture is not convertible before October 1, 2005, the effect of potential conversion is excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005. As of June 30, 2004 Crown had notes convertible into 10,485,714 common shares, warrants which could be exercised for 13,380,953 common shares and stock options which could be exercised for 3,292,500 shares or a total of 27,159,167 potentially dilutive securities that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the six months ended June 30, 2004, as they are antidilutive.

          The following table illustrates the effect of dilutive securities in calculating diluted earnings per share:

(in thousands, except per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net (loss) income	$ (2,199)	$ 341	$ (111)	$ (20)
Effect of Dilutive Securities: (1)
Diluted net (loss) income	$ (2,199)	$ 341	$ (111)	$ (20)
Shares:
Basic weighted average shares outstanding	40,549	22,062	40,490	22,026
Effect of Dilutive Securities:
Senior Notes	-	10,486	-	-
Options	-	2,592	-	-
Warrants	-	4,936	-	-
Diluted weighted average shares outstanding, net of treasury stock	40,549	40,076	40,490	22,026
Basic (loss) earnings per share	$(0.05)	$0.02	$(0.00)	$(0.00)
Diluted (loss) earnings per share	$(0.05)	$0.01	$(0.00)	$(0.00)

(1) There is no adjustment to earnings for interest on the assumed conversion of Crown's Senior Notes in the three months ended June 30, 2004 as all interest has been capitalized.

Recent Accounting Pronouncements

          In July 2005, The Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109." The proposed Interpretation would require companies to recognize the best estimate of a tax position only if that position is probable of being sustained on audit by the taxation authorities. The term probable is used in the proposed Interpretation consistent with its use in Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", to mean "the future event or events are likely to occur." Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability; or (b) an increase in a liability for income taxes payable or a reduction of an income tax receivable. Benefits for a tax position that previously failed to meet the probable recognition threshold would be recognized in any subsequent period in which that threshold is met. Previously recognized tax benefits from positions that no longer meet the probable recognition threshold would be derecognized by recording an income tax liability or eliminating a deferred tax asset in the period in which it is more likely than not that the tax position will not be sustained. The proposed Interpretation would be effective for years ending after December 15, 2005 and the cumulative effect of initially applying this proposed Interpretation would be recognized as a change in accounting principle as of the end of the period the proposed Interpretation is adopted. It would require management to assess all uncertain tax positions and only those meeting the probable threshold at the transition date would continue to be recognized. The difference between the amount previously recognized and the amount recognized after applying the proposed Interpretation would be recorded as the cumulative effect adjustment in the 2005 statement of earnings. Restatement of previously issued interim or annual financial statements and pro-forma disclosures for prior periods is not permitted. The comment period ends September 12, 2005. Crown has not yet adopted the provisions of the proposed Interpretation and has not determined what effect, if any, its adoption will have on Crown's financial position or results of operations or cash flows.

          In May 2005, The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Crown has not yet adopted SFAS No. 154 and has not determined what effect, if any, its adoption will have on Crown's financial position or results of operations or cash flows.

          In December 2004, the FASB issued a revision to SFAS No. 123 (revised 2004), "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use the Opinion No. 25 intrinsic value method of accounting that was provided in SFAS No. 123 "Accounting for Stock-based Compensation," as originally issued. SFAS No. 123R is effective as of the first fiscal year beginning after June 15, 2005. Crown has not yet adopted SFAS No. 123R and has not determined what effect, if any, its adoption will have on Crown's financial position or results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29 is based upon the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Crown has not yet adopted SFAS No. 153 and Crown has not determined what effect, if any, its adoption may have on its financial position or results of operations or cash flows.

2.          Merger Agreement

          On November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing. The Merger is subject to the approval of two-thirds of Crown's shareholders and customary closing conditions. Under the Merger Agreement, Crown is required to operate its business in the ordinary course, and Crown is restricted from engaging in certain significant business and financing transactions, or changes in corporate structure. On July 26, 2004, Crown completed a spin-off of its Solitario shares to its shareholders as contemplated under the Merger Agreement as discussed below under Note 4.

          On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the Exchange Ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005, and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices for all permitting and development of Crown's Buckhorn Mountain Project received by Crown after June 1, 2005. As a result of the amendment, Crown has a contingent receivable of $926,000 as of June 30, 2005 from Kinross for permitting costs on accrued costs and invoices received after June 1, 2005. In July 2005, after payment of the dividend, discussed above in recent developments, Crown recorded the receivable, in stockholder's equity, as a capital contribution to additional paid in capital.

          The Convertible Debenture was issued on June 20, 2005 and has a term of five years, an interest rate of 4% payable annually with a provision to forego the payment of interest for the first two annual payments until the date of the third annual payment, at Crown's election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million shares of Crown, plus shares for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by Crown, Crown shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of Crown's common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of Crown's common stock. The discount is being amortized over the 102-day period from June 20, 2005, the date of issuance, through October 1, 2005, the earliest date at which Kinross can convert the Convertible Debenture, as interest cost and capitalized to Crown's Buckhorn Mountain Project. Crown capitalized interest cost of $159,000 to the Buckhorn Mountain Project during the three and six months ended June 30, 2005. Crown used the majority of the proceeds from the sale of the Convertible Debenture to pay a dividend of $0.21 per share on July 26, 2005 to holders of record of Crown common stock as of July 14, 2005. In addition, Crown accrued $11,000 of interest on the Convertible Debenture for the three and six months ended June 30, 2005 which was capitalized to Crown's Buckhorn Mountain Project.

          Either Kinross or Crown may terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          Additionally, holders of unexercised warrants to purchase shares of Crown common stock have the right to elect to exchange the warrant for 0.34 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective date of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement. Crown had warrants outstanding which are exercisable for up to 7,671,906 and 8,243,335 shares, respectively, as of June 30, 2005 and December 31, 2004 with an exercise price of $0.75 per share and which expire in October 2006. See discussion of the unexercised warrant liability in Note 5.

          Previously, on December 30, 2004, Crown amended its Merger Agreement with Kinross to extend the Termination Date from December 31, 2004 to May 31, 2005. Concurrently with this amendment, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of Crown common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004. The closing of the sale of these shares occurred on January 18, 2005. Kinross received restricted stock in the offering. Crown used the proceeds from the sale to pay for permitting costs related to its Buckhorn Mountain Project.

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

          The restructuring provided for an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at Crown's election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured Notes were converted into shares of Crown common stock. In July 2005, Wells Fargo Bank, Minnesota (the "Disbursing Agent") exercised warrants due to the unexchanged Debentures for 68,571 shares on a cashless basis into 42,996 shares of Crown common stock.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of August 1, 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent for Crown Stock it held on behalf of the unexchanged Debentures on July 26, 2005), 68,571 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of Crown common stock from exercised warrants. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash and Crown common stock will revert to Crown.

4.          Investment in Solitario Resources Corporation

          Prior to Crown's distribution of Solitario on July 26, 2004, Crown accounted for its investment in Solitario under the equity method of accounting. Crown recorded as treasury stock its proportionate share of Solitario's recorded cost basis for Solitario's investments in the equity securities of Crown. Crown's proportionate interest in Solitario's gains and losses associated with changes in the fair value of Solitario's investment in Crown warrants and Solitario's investment in Crown common stock were not recognized in Crown's statement of operations, or as a component of comprehensive income (loss), respectively. On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 114,147 Retained Shares upon the exercise of warrants and at June 30, 2005 had 884,159 Retained Shares. Subsequent to June 30, 2005 Crown distributed an additional 848,155 Retained Shares from warrant exercises and at August 1, 2005 had 36,004 Retained Shares. Although Crown claims no beneficial ownership in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and six months ended June 30, 2005, Crown recorded a gain (loss) on its investment in Retained Shares of $13,000 and $(87,000), respectively. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. Prior to July 26, 2004, Crown accounted for its investment in Solitario under the equity method of accounting and recorded $221,000 and $423,000 as its share of Solitario's loss for the three and six months ended June 30, 2004.

Condensed financial information of Solitario is as follows:
(in thousands)	Three months ended June 30, 2004	Six months ended June 30, 2004

Unrealized loss on derivative instruments	$ (1,559)	$ (2,354)
Other costs and expenses	(593)	(1,122)
Deferred tax benefit	291	669
Net loss	$ (1,861)	$ (2,807)

The following is a reconciliation of Solitario's reported net loss to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	Three months ended June 30, 2004,	Six months ended June 30, 2004,
Solitario net loss as reported	$ (1,861)	$ (2,807)
Adjustments:
Solitario's derivative losses recorded in its statement of operations for its holdings of Crown warrants, net of $291 and $669 in income taxes in the three and six months ended June 30, 2004	1,268	1,685
Solitario adjusted loss	(593)	(1,122)
Crown weighted average equity percentage (1)	37.3%	37.7%
Crown's equity in loss of unconsolidated subsidiary	$ (221)	$ (423)

(1)     The weighted average interest of Crown in Solitario's net loss for the three and six months ended June 30, 2004 reflects the dilution of Crown's ownership interest resulting from Solitario's sale of its common stock upon the exercise of options. These transactions reduced Crown's investment in Solitario from 38.7% as of December 31, 2003 to 37.1% as of June 30, 2004.

          For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses during the three and six months ended June 30, 2004, Crown excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

          During the three and six months ended June 30, 2004, holders of Solitario options exercised options for a total of 312,000 and 1,021,000 Solitario common shares, respectively. The additional shares reduced Crown's percentage ownership of Solitario to 37.1% at June 30, 2004. Crown's proportionate interest in this issuance of Solitario shares, net of taxes, was recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital.

5.          Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, Crown recorded the fair value of the warrants as unexercised warrant liability as of July 1, 2004, with subsequent increases and decreases in the fair value of the warrant recorded in the statement of operations as gain or loss on derivative instruments. In addition, upon exercise of any Crown warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the three and six months ended June 30, 2005, Crown recorded a (loss) gain on derivative instrument of $(1,942,000) and $301,000, respectively, related to increase and decrease, respectively in the fair value of the unexercised warrants. On June 24, 2005, warrant holders exercised warrants for 571,429 shares of Crown common stock on a cashless basis and received 358,209 shares of Crown common stock and 65,854 Retained Shares. Crown reduced its investment in retained shares of Solitario by $88,000 for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $720,000 for the fair value of the shares of Crown common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised. There were no other warrant exercises in the three and six months ended June 30, 2005.

          At June 30, 2005, there are unexercised warrants for 7,671,906 Crown common shares. Crown has recorded an unexercised warrant liability of $11,771,000, which includes $1,252,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $10,519,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

6.          Comprehensive (Loss) Income

          The following represents comprehensive (loss) income and its components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Net (loss) income as reported	$(2,199)	$341	$(111)	$(20)
Net unrealized gain on marketable equity securities, net of tax expense of $2 and $29 in the three and six months ended June 30, 2004	-	2	-	55
Comprehensive (loss) income	$(2,199)	$343	$(111)	$ 35

7.          Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown's activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $99,000 and $201,000 for the three months and six months ended June 30, 2005, respectively. Management service fees paid by Solitario were $108,000 and $197,000 for the three months and six months ended June 30, 2004, respectively. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 114,147 Retained Shares upon the exercise of warrants and at June 30, 2005 had 884,159 Retained Shares. Subsequent to June 30, 2005 Crown distributed an additional 848,155 Retained Shares from warrant exercises and at August 1, 2005 had 36,004 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and six months ended June 30, 2005, Crown recorded a gain on its investment in Retained Shares of $13,000 and a loss of $87,000, respectively. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of June 30, 2005, the Signing Shareholders collectively held 12,695,186 shares or 31.1% of the outstanding Crown shares. In addition, the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 37.9% of the then outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of June 30, 2005, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 36.4% of the outstanding shares of Crown common stock. Additionally, as of June 30, 2005, the Signatories hold warrants for 5,714,285 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.4% of the then outstanding Crown shares.

          As of June 30, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 14.9% of the outstanding shares of Crown.

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

          A reconciliation of expected federal income tax (expense) benefit from operations at the U.S. statutory rates with the (expense) benefit for income taxes is as follows:
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Income tax benefit (expense) at statutory rates	$ 793	$(81)	$110	$103
Nondeductible option compensation	-	183	-	180
Nondeductible loss (gain) on unexercised Crown warrants	(660)	-	103	-
Income tax benefit	$ 133	$102	$213	$283

9.          Restatement

          Subsequent to the issuance of Crown's condensed consolidated financial statements for the six months ended June 30, 2004, Crown determined that it had incorrectly recognized income tax expense on reductions to variable plan stock option compensation, with respect to certain outstanding incentive stock options. Crown has now determined that the variable plan stock option compensation expense or credit related to these incentive stock options represented a permanent difference for which deferred tax benefit or expense should not have been recognized.

          As a result, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	Three Months ended June 30, 2004		Six Months ended June 30, 2004
(in thousands, except per share amounts)	As previously reported	As restated	As previously reported	As restated
Income tax benefit (expense)	$ (81)	$ 102	$ 104	$ 283
Net income (loss)	158	341	(199)	(20)
Income (loss) per common share:
Basic	$ 0.01	$ 0.02	$ (0.01)	$ (0.00)
Diluted	$ 0.00	$ 0.01	$ (0.01)	$ (0.00)

          In addition, during the three months ended June 30, 2005, Crown determined that additions to mineral properties on account for which payment had not been made represented non-cash investing activities that should not have been reported in its statements of cash flows. Historically, Crown had reflected the additions as investing cash flows in the periods in which the liabilities were incurred, and included changes in the related liability in cash flows from operating activities. Crown's condensed consolidated statement of cash flows for the six months ended June 30, 2004 have been restated from the amounts previously reported to increase cash used in operating activities by $180,000, and to decrease cash flows used in investing activities by a corresponding amount. Crown intends to include restated condensed consolidated statements of cash flows for the nine month period ended September 30, 2004 and for the three month period ended March 31, 2005 in its Quarterly Reports on Form 10-Q, and to include restated consolidated statements of cash flows for fiscal year 2004 in its Annual Report on Form 10-K for the year ending December 31, 2005 filed prospectively.

10.          Subsequent events

          Subsequent to June 30, 2005, warrants for 893,853 shares of Crown common stock were exercised on a cash basis into 893,853 shares of Crown common stock for proceeds of $670,000 and warrants for 5,968,516 shares were exercised on a cashless basis into 4,224,405 shares of Crown common stock for a total of 5,118,258 shares of Crown common stock. As of August 1, 2005, Crown has 46,002,239 shares of common stock outstanding. In addition, Crown distributed an additional 848,155 Retained Shares subsequent to June 30, 2005 as a result of the warrant exercises subsequent to June 30, 2005. At August 1, 2005 Crown has warrants exercisable into 312,377 shares of Crown common stock and Crown has 36,004 Retained Shares related to those warrants.

          On July 26, 2005, Crown paid a dividend of $0.21 per share or $9,661,000 to holders of record of its common stock as of the close of business on July 14, 2005.

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

          As discussed in Note 9 to the condensed consolidated financial statements, our financial statements for the three and six months ended June 30, 2004 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of June 30, 2005, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          As further described in Note 2 to our unaudited condensed financial statements, on November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger was amended on May 31, 2005 and is subject to the approval of two thirds of our shareholders and customary closing conditions.

(b.) Recent Financing Transactions

          On July 26, 2005, we used the majority of the proceeds from the Convertible Debenture to pay a dividend of $0.21 per share to shareholders of record as of July 14, 2005. We recorded a dividend payable with a charge to additional paid-in capital of $9,661,000 as of June 30, 2005.

       On May 31, 2005, we amended the Merger Agreement with Kinross to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by us (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if we paid a dividend of up to $0.21 per share to our shareholders, Kinross would reimburse us upon the payment of certain third party invoices received by us after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. As a result of the amendment, we have a contingent receivable of $926,000 as of June 30, 2005 from Kinross for permitting costs on accrued costs and invoices received after June 1, 2005. In July 2005, after payment of the dividend discussed above, we recorded the receivable, in stockholder's equity, as a capital contribution to additional paid in capital.

          On June 20, 2005 we issued the Convertible Debenture which has a term of five years, an interest rate of 4% payable annually with a provision to forego interest for the first two annual payments, at our election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million of our shares of common stock, plus shares of our common stock for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by us, we shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of our common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of our common stock. The discount is being amortized over the 102-day period from June 20, 2005, the date of issuance, through October 1, 2005, the earliest date at which Kinross can convert the Convertible Debenture, as interest cost and capitalized as development cost. We capitalized interest cost of $159,000 from amortization of the discount to development cost during the three and six months ended June 30, 2005. In addition, we recorded $11,000 of interest on the Convertible Debenture for the three and six months ended June 30 2005, which has also been capitalized to Buckhorn Mountain development costs.

          On June 24, 2005 warrants for 571,429 shares were exercised on a cashless basis into 358,209 shares of our common stock. We also distributed 65,854 Retained Shares upon the exercise of those warrants. As of June 30, 2005, we have warrants outstanding which are exercisable for up to 7,671,906 shares of our common stock with an exercise price of $0.75 per share and which expire in October 2006 and we hold 884,159 Retained Shares. However, subsequent to June 30, 2005, warrants for 893,853 shares of our common stock were exercised on a cash basis into 893,853 shares of our common stock for proceeds of $670,000 and warrants for 5,968,516 shares were exercised on a cashless basis into 4,224,405 shares of our common stock. In addition we distributed an additional 848,155 Retained Shares subsequent to June 30, 2005 as a result of the warrant exercises subsequent to June 30, 2005. At August 1, 2005 we have warrants exercisable into 312,377 shares of our common stock and we have 36,004 Retained Shares related to those warrants.

          On December 30, 2004, we amended our Merger Agreement with Kinross to extend the Termination Date from December 31, 2004 to May 31, 2005. Concurrently with this amendment, we agreed to sell to Kinross and Kinross agreed to purchase from us 511,640 newly issued shares of our common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of the sale occurred on January 18, 2005. We used the proceeds of this offering to pay for permitting costs related to our Buckhorn Mountain Project.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off we distributed 114,147 Retained Shares upon the exercise of warrants, including 65,854 shares distributed on June 24, 2005. At June 30, 2005 we had 884,159 Retained Shares. We carry our investment in retained shares of Solitario at fair value with changes in the fair value recorded in the statement of operations. During the three and six months ended June 30, 2005, we recorded a gain (loss) of $13,000 and $(87,000), respectively, on our investment in the Retained Shares and have recorded a liability of $1,252,000 for our entire investment balance, which is included in unexercised warrant liability. See Note 5 to our unaudited condensed financial statements. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

          On July 14, 2004 holders of our $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of our common stock (which include 258,537 shares for accrued interest through the date of conversion) and as of June 30, 2005, we have no Senior Notes outstanding. Between January 1 and July 12, 2004, holders of our options representing 3,379,000 shares exercised their options by paying a total of $1,321,000 to us and as of June 30, 2005, we have no outstanding stock options.

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

          The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into our common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into our common stock at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of our common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of our common stock at the conversion price at our election. In November 2003, all Subordinated Notes were automatically converted into shares of our common stock. In December 2003, substantially all Secured notes were converted into shares of our common stock. In July 2005, Wells Fargo Bank, Minnesota (the "Disbursing Agent") exercised warrants due to the unexchanged Debentures for 68,571 shares on a cashless basis into 42,996 shares of Crown common stock.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of August 1, 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the Disbursing Agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent on behalf of unexchanged Debentures on July 26, 2005), 68,571 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of our common stock from the exercise of warrants to acquire 68,571 shares of our common stock which were exercised in July 2005. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

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

Three months ended June 30, 2005 compared to June 30, 2004

          For the three months ended June 30, 2005 we had a net loss of $2,199,000, or $0.05 per basic and diluted share, compared to net income of $341,000, or $0.02 per basic and $0.01 per diluted share for the three months ended June 30, 2004. The change from income in 2004 to a loss in 2005 is primarily due to the recognition of a loss on derivative instrument of $1,942,000 during the three months ended June 30, 2005; we had no similar item during the three months ended June 30, 2004. In addition during the three months ended June 30, 2004, we recognized a credit to (reduction in) variable option compensation expense of $656,000, which was partially offset by the recognition of our share of the equity in loss of Solitario of $221,000 during the three months ended June 30, 2004 and there were no similar items in the three months ended June 30, 2005 as all of our options were exercised in 2004 and we completed the spin-off of Solitario during 2004. In addition our general and administrative costs increased during the three months ended June 30, 2005 to $418,000 compared to $189,000 (excluding a credit of $656,000 of variable option compensation expense discussed below) during the prior year quarter. Each of these items is discussed in more detail below.

          Exploration expense during the three months ended June 30, 2004 related to certain property tax and option payments. There were no similar payments during the quarter ended June 30, 2005.

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of our 9,633,585 shares of Solitario common stock, the classification of our warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, on July 1, 2004 we recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. During the three months ended June 30, 2005, Crown recorded a loss on derivative instrument of $1,942,000, related to the increase in the fair value of the unexercised warrants as determined by the Black-Scholes option pricing model. This increase was primarily related to an increase in the underlying price of our common stock from $1.74 per share at March 31, 2005 to $2.12 per share at June 30, 2005. As a result of the exercise of all but 312,377 of our warrants as of August 1, 2005, we do not expect to record significant future gains or losses on our unexercised warrant liability as a result of changes in the market price of shares of our common stock or by changes in the value of our Retained Shares. See Item 3 below.

          On July 26, 2004, we completed a spin-off of Solitario's shares to its shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each of our shares they owned. We carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended June 30, 2005, we recorded a gain of $13,000 on our investment in the Retained Shares. The increase in the value of our investment in the Retained Shares relates to an increase in the quoted market price of Solitario shares to Cdn$1.74 per share at June 30, 2005 from Cdn$1.70 per share at March 31, 2005. See Note 5 to our unaudited condensed financial statements. As a result of the distribution of all but 36,004 Retained Shares as of August 1, 2005, we do not expect to record significant future gains or losses on our investment in Retained Shares as a result of changes in the quoted market price of Solitario common stock. See Item 3 below.

          General and administrative expenses increased significantly to $418,000 in the three months ended June 30, 2005 compared to $189,000 (excluding a credit of $656,000 of variable option compensation expense discussed below) in the same period of 2004, primarily as a result of the payment of salaries and bonuses during the second quarter of 2005 of $244,000 including director fees and executive bonuses paid in June 2005 of $100,000, compared to salaries and bonuses of $136,000 in the second quarter of 2004. We also had additional legal fees during the second quarter of 2005, primarily related to the amendment of our Merger Agreement completed on May 31, 2005, which totaled $62,000, compared to legal fees of $9,000 in the same period of 2004. In addition we recorded consulting fees of $44,000 to Howard Fraser Baker Elliott during the second quarter of 2005 for the determination of the fair value of our Solitario shares distributed in the spin-off of Solitario and there was no similar expense in the same period of 2004. Modest increases in medical costs, travel and shareholder relation costs accounted for the remaining increase in general and administrative costs in the second quarter of 2005 compared to the same period of 2004. If our pending Merger with Kinross is not completed we expect our remaining 2005 general and administrative costs to be reduced from the same period of 2004 as a result of a reduction in ongoing professional service costs related to the Kinross merger.

          As a result of the exercise of all of our remaining outstanding options during 2004 we recorded no variable option compensation expense during the second quarter of 2005 compared to a credit to (reduction in) variable option compensation expense of $656,000 in the second quarter of 2004. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. Pending the merger with Kinross, we do not expect to grant any additional options and do not expect to recognize any variable plan option compensation in the future.

          As a result of the spin-off of Solitario, we recorded no equity in the loss of Solitario during the second quarter of 2005 compared to $221,000 in the second quarter of 2004. We will not record any equity in the income or loss of Solitario in the future.

          We recorded an income tax benefit of $133,000 during the three months ended June 30, 2005 compared to an income tax benefit of $102,000 in the second quarter of 2004. Deferred tax benefit (at statutory rates) of $661,000 was not provided on the loss on derivative instrument - unexercised Crown warrants of $1,942,000 recorded during the three months ended June 30, 2005, which is not taxable for tax purposes and is treated as a permanent difference for which no deferred tax expense is provided. During the three months ended June 30, 2004 we did not record income tax expense of $183,000 related to our non-deductible variable stock option credit. The remaining change in deferred taxes was related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

Six months ended June 30, 2005 compared to June 30, 2004

          For the six months ended June 30, 2005, we had a net loss of $111,000, or $0.00 per basic diluted share, compared to net loss of $20,000, or $0.00 per basic and diluted share for the six months ended June 30, 2004. The increase in net loss in 2005 is primarily related to increased net general and administrative costs of $562,000 during the first six months of 2005 compared to a credit of $129,000 in the same period of 2004. The lower amount in 2004 related a credit to variable option compensation expense of $601,000 in the six months ended June 30, 2004. The decreased net general and administrative costs during the first six months of 2004 was partially offset by $423,000 recorded as our equity in the loss of Solitario in the first half of 2004. There were no similar items in the first half of 2005. Finally, our increased net general and administrative costs during the first six months of 2005 were partially offset by a gain on derivative instrument of $301,000 recorded during the first six months of 2005. Each of these items is discussed in more detail below.

          Exploration expense of $10,000 was recorded during the six months end June 30, 2004 related to certain property tax and option payments. There were no similar payments during the six months ended June 30, 2005.

          General and administrative expenses increased to $562,000 in the six months ended June 30, 2005 from $472,000 in the same period of 2004 (excluding a credit of $601,000 to variable option compensation expense discussed below), primarily as a result of increased salary and bonus costs in 2005 compared to 2004 and for professional services fees of $44,000 in 2005 for the valuation of our shares of Solitario distributed on July 26, 2004 as discussed above. Salary and bonus costs were $378,000 in the first half of 2005 compared to $251,000 in the comparable period of 2004. The increases in these costs were partially offset by a reduction in legal and accounting costs in the first half of 2005 which were $162,000 compared to $278,000 in the six months ended June 30, 2004. Significant legal and accounting costs were incurred during the first half of 2004 related to the restatement of our financial statements and preparation of filing documents related to the Merger with Kinross. Other general and administrative costs, management fees charged to Solitario, travel and shareholder costs were comparable during the six months ended June 30, 2005 and 2004. If our pending Merger with Kinross is not completed we expect our remaining 2005 general and administrative costs to be comparable to 2004 based upon expected salary and ongoing professional service costs related to the Merger.

          We recorded a variable stock option compensation expense credit of $601,000 in the six months ended June 30, 2004, primarily as a result of a decrease in the intrinsic value of stock options due to a decrease in the value of our common stock from $2.58 per share at December 31, 2003 to $1.75 per share at June 30, 2004. There was no similar item in the first half of 2005. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. All of our stock options were exercised during July 2004.

          Our equity in the loss of Solitario was $423,000 in the six months ended June 30, 2004 and there was no similar item in the first half of 2005 as we completed the spin-off of Solitario in July 2004.

          We recorded an income tax benefit of $213,000 in the six months ended June 30, 2005 compared to an income tax benefit of $283,000 during the same period of 2004. Deferred tax expense (at statutory rates) of $102,000 was not provided on the gain on derivative instrument - unexercised Crown warrants of $301,000 recorded during the first half of 2005, which is not taxable for tax purposes and is treated as a permanent difference for which no deferred tax expense is provided. During the six months ended June 30, 2004 we did not record income tax expense of $180,000 related to our non-deductible variable stock option credit. The remaining change related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

Six months ended June 30, 2005 compared to June 30, 2004

          Net cash used in operating activities decreased to $584,000 in the first six months of 2005 compared to $886,000 in the first six months of 2004. The primary reason for the decrease was a decrease in the change in Crown's net payables from a reduction of $344,000 to an increase of $7,000 during the first six months of 2005. The remaining use of cash primarily related to the increase in general and administrative costs in 2005 compared to 2004 discussed above. If our pending Merger with Kinross is not completed, we would expect our 2005 cash used in operating activities to be comparable to 2004, as a result of expected comparable general and administrative costs in 2005 compared to 2004.

          Net cash used in investing activities increased to $1,753,000 in the first six months of 2005 compared to $455,000 in the first six months of 2004 as a result of significantly increased payments on accrued liabilities outstanding as of December 31, 2004 during the first six months of 2005 for additions to our Buckhorn Mountain Project. The expenditures during 2005 and 2004 were primarily related costs for permitting paid to the State of Washington for reviews of our Buckhorn Mountain Project feasibility study, which was prepared by Steffen Robertson and Kirsten, an independent mining and consulting firm ("SRK") during 2003. These increased payments were partially offset by a reduction in capitalized interest paid in cash during 2005. We capitalized interest paid in cash during the first half of 2004 of $180,000 compared to no capitalized interest paid in cash during the first half of 2005, as all our capitalized interest cost during the half of 2005 was related to accretion of $3,000 of interest on our Keystone note, accrued interest of $11,000 on our Convertible Debenture and $159,000 for amortization of our beneficial conversion feature on our Convertible Debenture. If our pending Merger with Kinross is not completed, we expect our future net expenditures at Buckhorn Mountain to be significantly reduced as we will be reimbursed by Kinross for the majority of those costs for the remainder of 2005.

          All interest costs, including non-cash interest costs, for the six months ended June 30, 2005 and 2004 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $173,000 and $350,000 for the six months ended June 30, 2005 and 2004, respectively. Interest costs decreased significantly during the first six months of 2005 compared to 2004 as a result of the conversion of our Senior Notes during the third quarter of 2004. Our interest cost in the first six months of 2005 consisted of the accretion of $3,000 on our Keystone note and accrued interest of $11,000 on our Convertible Debenture and $159,000 for amortization of our beneficial conversion feature on our Convertible Debenture compared to the payment of $180,000 of interest paid in cash and accretion and discount amortization charges (to capitalized interest) of $170,000 both related to our Senior Notes, in the first half of 2004. If our pending Merger with Kinross is not completed, we would expect our interest costs to significantly decline for the full year for 2005 from 2004 as a result of conversion of our Senior Notes, which will be partially offset by the accrual of interest on our Convertible Debenture.

          Net cash provided by financing activities during the first six months of 2005 was $11,000,000 from the issuance of 511,640 shares of our common stock to Kinross for $1,000,000 and the issuance of our $10,000,000 Convertible Debenture, both discussed above under recent financing activities. During the six months ended June 30, 2004 we received $37,000 from the exercise of options. Subsequent to June 30, 2005 we received $670,000 from the exercise of warrants, discussed above under recent financing activities. If our pending Merger with Kinross is not completed, we do not expect 2005 to have any other significant cash provided from financing activities, as we do not expect similar share or debt issuances.

(f.) Contractual obligations and planned expenditures

          We have budgeted $1,100,000 for permitting and development expenditures in 2005, which will be fully expended by us only if our pending Merger with Kinross is not completed. The bulk of these costs will be for completion of a supplemental draft environmental impact statement related to the currently filed amended plan of operations for the Buckhorn Mountain Project. We anticipate the bulk of the remaining costs for 2005 will be reimbursed to us by Kinross.

          Our current plan assumes the ores from the Buckhorn Mountain Project will be trucked to Kinross' Kettle River Mill and will be processed in accordance with our toll milling agreement with Kinross. The capital costs of the Buckhorn Mountain Project, through initial production, are currently estimated to be approximately $32.6 million, assuming the toll milling discussed above. If the pending merger with Kinross is not completed, we will require significant new financial resources in order to develop the Buckhorn Mountain Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          Future contractual obligations and cash commitments at June 30, 2005 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2005	2006	2007	2008	2009+	Total
Convertible debenture	-				10,000	10,000
Long-term debt	50	-	-	-	-	50
Unpatented mining claim payments [1]	17	17	17	17	17	85
Asset retirement obligation	-	-	-	-	60	60
Operating leases	18	27	-	-	-	45
Total commitments	$ 85	$ 44	$ 17	$ 17	$10,077	$ 10,240

(1)     Assumes continued payment of mining claim payments on existing mineral properties.

          Cash and cash equivalents amounted to $10,744,000 at June 30, 2005, of which we distributed $9,661,000 on July 26, 2005 upon the payment of a $0.21 per share dividend. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at June 30, 2005 was $1,524,000.

(g.) Related party transactions

          We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses, payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $99,000 and $201,000 for the three months and six months ended June 30, 2005, respectively. Management service fees paid by Solitario were $108,000 and $197,000 for the three months and six months ended June 30, 2004, respectively. These fees are recorded as a reduction to general and administration costs. We continue to operate under the management and technical services agreement subsequent to the spin-off of Solitario. If the Kinross merger is completed we expect to terminate the management and technical services agreement.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 114,147 Retained Shares upon the exercise of warrants and at June 30, 2005, had 884,159 Retained Shares. Subsequent to June 30, 2005 we distributed an additional 848,155 Retained Shares from warrant exercises and at August 1, 2005 had 36,004 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and six months ended June 30, 2005, we recorded a gain of $13,000 and a loss of $87,000, respectively, on our investment in the Retained Shares. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of June 30, 2005, the Signing Shareholders collectively held 12,695,186 shares or 31.1% of our outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 of our shares or a total of 18,409,472 or 37.9% of our then outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of June 30, 2005, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 36.4% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of June 30, 2005, the Signatories hold Crown warrants for 5,714,285 shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.4% of our then outstanding shares.

          As of June 30, 2005, Solitario owns 6,071,626 shares of our common shares or approximately 14.9% of our outstanding shares.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

(h.) Critical Accounting Policies

Mineral Properties, net

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $172,000 and $173,000, respectively, for the three and six months ended June 30, 2005. We capitalized all of our interest costs of $182,000 and $350,000, respectively, for the three and six months ended June 30, 2004, respectively. At June 30, 2005 and December 31, 2004 a total of $17,783,000 and $17,769,000, respectively, of interest costs have been capitalized as mineral properties, net at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral properties with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in the three or six months ended June 30, 2005 or 2004.

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

Gain and loss on derivative instruments and trading securities

          On July 1, 2004 as a result of declaring, as a dividend, the distribution of our investment in 9,633,585 shares of Solitario, our warrants could be settled in both the Retained Shares and our own common stock. This required the change in the classification of our warrants from an equity derivative instrument to that of a liability derivative instrument, pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We have recorded an unexercised warrant liability for the fair value of the warrants using the Black-Scholes option-pricing model. The portion of the unexercised warrant liability that will be settled in our common shares is classified as non-current. Any subsequent changes in the fair value of our warrants are recorded as a gain or loss in the statement of operations. In addition, as a result of classifying the Retained Shares as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we record any gains or losses on the increase in the fair value of our investment in Solitario based upon the fair value of the Retained Shares, based upon quoted market prices, in the statement of operations.

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

(j) Recent Accounting Pronouncements

          In July 2005, The FASB issued an exposure draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109." The proposed Interpretation would require companies to recognize the best estimate of a tax position only if that position is probable of being sustained on audit by the taxation authorities. The term probable is used in the proposed Interpretation consistent with its use in SFAS No. 5 "Accounting for Contingencies" to mean "the future event or events are likely to occur." Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability; or (b) an increase in a liability for income taxes payable or a reduction of an income tax receivable. Benefits for a tax position that previously failed to meet the probable recognition threshold would be recognized in any subsequent period in which that threshold is met. Previously recognized tax benefits from positions that no longer meet the probable recognition threshold would be derecognized by recording an income tax liability or eliminating a deferred tax asset in the period in which it is more likely than not that the tax position will not be sustained. The proposed Interpretation would be effective for years ending after December 15, 2005 and the cumulative effect of initially applying this proposed Interpretation would be recognized as a change in accounting principle as of the end of the period the proposed Interpretation is adopted. It would require management to assess all uncertain tax positions and only those meeting the probable threshold at the transition date would continue to be recognized. The difference between the amount previously recognized and the amount recognized after applying the proposed Interpretation would be recorded as the cumulative effect adjustment in the 2005 statement of earnings. Restatement of previously issued interim or annual financial statements and pro-forma disclosures for prior periods is not permitted. The comment period ends September 12, 2005. We have not yet adopted the provisions of the proposed Interpretation and have not determined what effect, if any, its adoption will have on Crown's financial position or results of operations or cash flows.

          In May 2005, The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective to prior period application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We have not yet adopted SFAS No. 154 and have not determined what effect, if any, its adoption will have on our financial position or results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use the APB 25 intrinsic value method of accounting that was provided in SFAS No. 123 "Accounting for Stock-based Compensation," as originally issued. SFAS No. 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We have not yet adopted SFAS No. 123R and we have not determined what effect, if any, its adoption will have on our financial position or results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29 is based upon the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet adopted SFAS No. 153 and we have not determined what effect, if any, its adoption may have on our financial position or results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

(a)     Equity Price Risks

          We have estimated that a hypothetical increase of ten percent in the equity price of our common stock will increase the fair value of our unexercised warrant liability by $1,626,000 as of June 30, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of our common stock will decrease the fair value of our unexercised warrant liability by $1,626,000 as of June 30, 2005.

          We have estimated that a hypothetical increase of ten percent in the equity price of Solitario common stock will increase the fair value of our investment in Solitario and increase our unexercised warrant liability by $125,000 as of June 30, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of Solitario common stock will decrease the fair value of our investment in Solitario and decrease our unexercised warrant liability by $125,000 as of June 30, 2005.

(b)      Interest Rate Risks

          We have estimated that a hypothetical increase of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will decrease the value of our future earnings and increase the fair value of our warrant liability by $1,000 as of June 30, 2005. We have estimated that a hypothetical decrease of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will increase our future earnings and decrease the estimated fair value of our warrant liability by $1,000 as of at June 30, 2005.

          Crown has no material interest rate risks related to its debt instruments as of June 30, 2005 as both its Convertible Debenture and its Keystone note have fixed interest rates.

(c)     Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on June 30, 2005 was $435 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 4.   Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of June 30, 2005.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of June 30, 2005, as discussed below. During the quarter ended June 30, 2005, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

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

          During the six months ended June 30, 2005 and subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we identified matters that resulted in adjustments that had a material effect on our Company's financial reporting process. We determined we had (i) incorrectly recognized a deferred tax benefit related to our loss on derivative instrument - unexercised Crown warrants and (ii) incorrectly recorded deferred tax expense related to our spin-off of Solitario related to our retained shares. Such adjustments are the result of a material weakness in both the design or operation of our disclosure controls and procedures and the implementation of generally accepted accounting principles. We believe that these matters constitute a material weakness in internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. All of these adjustments are recorded in our restated consolidated financial statements for the year ended December 31, 2004 filed on Form 10-K/A with the Securities and Exchange Commission on June 9, 2005.

          We have also concluded that the events cited in this report that are the subject of the restatement described in Note 9 to the condensed consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. These material weaknesses relate to incorrectly providing income tax benefits on variable plan stock option compensation, with respect to certain outstanding incentive stock options and incorrectly reporting of additions to mineral properties on accounts for which payments had not been made in our statements of cash flows.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policies and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the six months ended June 30, 2005, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and begun the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls, and even upon completion of such review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the material weaknesses, significant deficiencies and deficiencies in our system of internal control over financial reporting identified above caused our system of internal control over financial reporting to be ineffective as of June 30, 2005. During the quarter ended June 30, 2005, other than the steps taken above, there were no significant changes to our system of internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On June 20, 2005 we issued a five year, 4% Convertible Debenture to Kinross for proceeds of $10,000,000. The Convertible Debenture is convertible into 5.8 million shares of our common stock, plus accrued interest at a conversion rate of $1.72 per share. We issued the Convertible Debenture in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the sale did not involve a public offering. Kinross received restricted stock in the offering. We used a portion of the proceeds to pay a dividend of $0.21 per share on July 26, 2005.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          Previously reported on Form 8-K dated May 11, 2005, May 31, 2005 and June 20, 2005

Item 6. Exhibits

2.1

Acquisition Agreement and Agreement and Plan of Merger dated November 20, 2003 between Kinross Gold Corporation and Crown (incorporated by reference to Exhibit 10.1 to Crown's Form 8-K filed on November 21, 2003)

2.2

Fourth amendment to Acquisition Agreement and Agreement and Plan of Merger dated May 31, 2005 between Kinross Gold Corporation and Crown (incorporated by reference to Exhibit 10.1 to Crown's Form 8-K filed on May 31, 2005)

3.1	Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4, Commission File No. 33-25033 (the "1989 S-4 Registration Statement")).
3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).
4.1

Form of Convertible Debenture dated June 20, 2005, whereby Crown issued $10 million in convertible debentures, convertible into 5.8 million shares of Crown common stock (incorporated by reference to exhibit 10.2 to Crown's Form 8-K filed on May 31, 2005).

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

CROWN RESOURCES CORPORATION
September 7, 2005 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer