Form 10-Q
period 2005-09-30
CROWN RESOURCES CORP
filed 2005-11-18
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One) X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2005
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

Indicated by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

YES	[ ]	NO	[X]

Indicate by checkmark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES	[X]	NO	[ ]

There were 46,002,239 shares of $0.01 par value common stock outstanding as of November 1, 2005.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share and	September 30,	December 31,
per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 1,910	$ 2,081
Restricted short-term investments	27	27
Investment in Solitario Resources Corporation, at fair value	52	1,428
Receivable from Solitario Resources Corporation	87	79
Prepaid expenses and other	57	41
Total current assets	2,133	3,656
Mineral properties, net	37,816	35,639

Other assets	163	145
	$40,112	$39,440
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 174	$ 181
Accrued liabilities	614	996
Accrued interest on convertible debenture due to Kinross	111	-
Current portion of long-term debt	49	45
Unexercised warrant liability, at fair value	52	1,428
Total current liabilities	1,000	2,650
Long-term liabilities:
Asset retirement obligation	24	23
Unexercised warrant liability, at fair value	499	11,453
Convertible debenture due to Kinross, net of discount	8,459	-
Deferred income taxes	6,611	6,852
Total long-term liabilities	15,593	18,328
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 46,002,239 and 40,014,132 shares at September 30, 2005 and December 31, 2004, respectively	460	400
Additional paid-in capital	57,134	50,763
Kinross receivable	(693)	-
Accumulated deficit	(33,382)	(32,701)
Total stockholders' equity	23,519	18,462
	$ 40,112	$39,440

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per	Three months ended	Nine months ended
share amounts)	September 30,	September 30,
2005	2004	2005	2004
Costs, expenses and other:
Exploration expense	$ 21	$ 20	$ 21	$ 30
Depreciation and amortization	3	2	10	8
General and administrative (1)	209	1,294	771	1,165
Interest income	(29)	(8)	(60)	(15)
Gain on investment in Solitario Resources Corporation	(121)	(1,030)	(34)	(1,030)
Loss on derivative instrument, unexercised Crown warrants	515	3,253	214	3,253
Equity in loss of Solitario Resources Corporation	-	52	-	475
(Loss) income before income taxes	(598)	(3,583)	(922)	(3,886)
Income tax (expense) benefit	28	(3,008)	241	(2,725)
Net (loss) income	$ (570)	$(6,591)	$ (681)	$(6,611)
Basic and diluted earnings per common share	$(0.01)	$ (0.18)	$(0.02)	$ (0.24)
Basic and diluted weighted average number of common shares outstanding	45,517	37,366	42,184	27,139

(1)     Included in general and administrative expense is a charge for variable stock option compensation expense of $1,119,000 and $518,000 for the three and nine months ended September 30, 2004.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine months ended September 30,
	2005	2004
Operating activities:		(as restated, see Note 9)
Net loss	$ (681)	$(6,611)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10	8
Equity in loss of Solitario Resources Corporation	-	475
Variable option compensation expense	-	518
Deferred income taxes	(241)	2,725
Loss on derivative instrument	214	3,253
Gain on investment in Solitario Resources Corporation	(34)	(1,030)
Changes in operating assets and liabilities:
Prepaid expenses and other	(24)	(177)
Accounts payable and other current liabilities	(21)	(313)
Net cash used in operating activities	(777)	(1,152)
Investing activities:
Additions to other assets	(28)	-
Additions to mineral properties	(1,840)	(964)
Net cash used in investing activities	(1,868)	(964)
Financing activities:
Proceeds from sale of common stock	1,000	-
Proceeds from the issuance of convertible debenture	10,000	-
Payment of dividend	(9,661)	-
Proceeds from exercise of stock options	-	1,355
Proceeds from exercise of warrants	671	711
Proceeds from Kinross payment of permitting costs	464	-
Net cash provided by financing activities	2,474	2,066
Net decrease in cash and cash equivalents	(171)	(50)
Cash and cash equivalents, beginning of period	2,081	2,365
Cash and cash equivalents, end of period	$1,910	$2,315
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 181
Non-cash transactions:
Non-cash interest capitalized	198	3,700
Common stock, issued on cashless exercise of warrants	11,135	26
Common stock issued on conversion of Senior Notes	-	3,600
Increase in mineral properties for invoices paid directly to third party vendors by Kinross	505	-
(Increases) decreases in additions to mineral properties on account	(367)	839

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Business and Significant Accounting Policies

General

          The accompanying condensed consolidated financial statements of Crown Resources Corporation and its subsidiaries (collectively "Crown") for the three and nine months ended September 30, 2005 and 2004 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

Recent Developments

Dividend

          On June 21, 2005 Crown's board of directors declared a dividend of $0.21 per share or $9,661,000, which was paid on July 26, 2005 to holders of record of Crown's common stock as of the close of business on July 14, 2005.

The Merger

          As further discussed in Note 2, on November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares (the "Exchange Ratio") of Kinross common stock at closing. On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the Exchange ratio to 0.34 shares of Kinross common stock, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices received by Crown after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. The Convertible Debenture was funded and issued on June 20, 2005. A majority of the funds from the Convertible Debenture were used to pay the dividend of $0.21 per share on July 26, 2005. As a result of the amendment, as of September 30, 2005, Crown has recorded an increase in mineral properties of $1,662,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through September 30, 2005 Kinross has paid $969,000 of those costs and Crown has recorded a receivable from Kinross of $693,000 as of September 30, 2005 in stockholders equity for the balance.

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

Spin-off of Solitario Stock

          As further discussed in Note 4, on July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 962,302 Retained Shares upon the exercise of warrants and at September 30, 2005 had 36,004 Retained Shares. Prior to July 26, 2004, Crown recorded its investment in Solitario under the equity method of accounting.

Accounting for Stock Based Compensation

          Crown accounted for certain awards under the Crown Resources Corporation 2002 Stock Incentive Plan (the "2002 Plan") as variable in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("Opinion No. 25"). Under the terms of the 2002 Plan, the exercise price of options issued to employees and directors equals the market price of the stock on the date of grant. Crown previously had a 1988 Stock Benefit Plan (the "1988 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). As a result of repricing options under Crown's 1988 Plan and the 1991 Plan in 1998 and 1999, Crown began to account for those option grants using variable plan accounting as of July 2000. The Plan of Reorganization (the "Plan") filed in connection with Crown's bankruptcy in 2002 (see Note 3) rejected both the 1991 Plan and the 1988 Plan and all option awards were canceled. The Plan approved Crown's 2002 Stock Incentive Plan (the "2002 Plan"). In July 2002 Crown's Board of Directors granted 3,375,000 options under the 2002 Plan. Of these, 2,600,000 were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounted for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." During the three and nine months ended September 30, 2005 and as of September 30, 2005, Crown recorded no compensation expense or unearned compensation expense related to the intrinsic value of these variable plan accounting options as there were no stock options outstanding during 2005. Crown recorded a debit to compensation expense of $1,119,000 and $518,000, respectively, for the three and nine months ended September 30, 2004 related to an increase in the intrinsic value of these option awards. At September 30, 2005 Crown had no stock options outstanding.

          Pro forma information, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148") has been computed as if Crown had accounted for its stock options under the fair value method prescribed by SFAS No. 123, "Accounting for Stock Stock-Based Compensation ("SFAS No. 123"). There were no options granted or modified during the three and nine months ended September 30, 2005 and 2004. Had Crown accounted for its stock options under the fair value method of SFAS 123, the following results would have been reported:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net loss as reported	$(570)	$ (6,591)	$(681)	$ (6,611)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	-	739	-	342
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	-	(134)	-	(198)
Pro forma net loss	$ (570)	$(5,986)	$ (681)	$(6,467)
Basic and diluted net loss per share:
As reported	$(0.01)	$ (0.18)	$(0.02)	$ (0.24)
Pro forma	$(0.01)	$ (0.16)	$(0.02)	$ (0.24)

Net (loss) Income Per Common Share

          The net (loss) income per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Basic and diluted EPS were the same for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 because the effect of all potential common stocks was antidilutive as further described below.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Potentially dilutive common shares are excluded from the computations in loss periods, as their effect would be antidilutive.  As of September 30, 2005, Crown had warrants, which could be exercised for 312,377 common shares at an exercise price of $0.75 per share that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the three and nine months ended September 30, 2005, as they are antidilutive. Also outstanding at September 30, 2005 was the Convertible Debenture issued to Kinross on June 20, 2005. However, because the Convertible Debenture is not convertible before October 1, 2005, the effect of potential conversion is excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005. As of September 30, 2004 Crown had warrants which could be exercised for 8,243,335 common shares that could potentially dilute earnings per share but were excluded from the computation of per share amounts for the three and nine months ended September 30, 2004 as their inclusion would have been antidilutive.

Recent Accounting Pronouncements

          In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," ("EITF No. 05-8"). EITF No. 05-8 provides that the issuance of convertible debt with a beneficial conversion feature results in a tax/book basis difference that should be accounted for as a temporary difference for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." EITF No. 05-08 further provides that the recognition of deferred taxes for the temporary difference should be recorded as an adjustment to additional paid-in capital, and that the recognition of deferred taxes for this temporary difference will not impact the income statement and the effective tax rate. EITF No. 05-8 is effective for reporting periods beginning after December 15, 2005, and should be applied retrospectively to all instruments with a beneficial conversion feature. Crown has not yet adopted EITF No. 05-8 and has not determined what effect, if any, its adoption will have on Crown's financial position, results of operations or cash flows.

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

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29 is based upon the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Crown adopted SFAS No. 153 in the third quarter of 2005 and its adoption has not had any effect on its financial position or results of operations or cash flows.

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

          On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the Exchange Ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005, and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices for all permitting and development of Crown's Buckhorn Mountain Project received by Crown after June 1, 2005. As a result of the amendment, as of September 30, 2005, Crown has recorded an increase in mineral properties of $1,662,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through September 30, 2005 Kinross has paid $969,000 of those costs and Crown has recorded a receivable from Kinross of $693,000 as of September 30, 2005 in stockholders equity for the balance.

          The Convertible Debenture was issued on June 20, 2005 and has a term of five years, an interest rate of 4% payable annually with a provision to forego the payment of interest for the first two annual payments until the date of the third annual payment, at Crown's election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million shares of Crown, plus shares for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by Crown, Crown shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of Crown's common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of Crown's common stock. The discount is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $83,000 to its Buckhorn Mountain Project from amortization of the discount to development cost during the nine months ended September 30, 2005. Crown used the majority of the proceeds from the sale of the Convertible Debenture to pay a dividend of $0.21 per share on July 26, 2005 to holders of record of Crown common stock as of July 14, 2005. In addition, Crown accrued $111,000 of interest on the Convertible Debenture for the nine months ended September 30, 2005 which was capitalized to Crown's Buckhorn Mountain Project.

          Either Kinross or Crown may terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          Additionally, holders of unexercised warrants to purchase shares of Crown common stock have the right to elect to exchange the warrant for 0.34 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective date of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement. Crown had warrants outstanding which are exercisable for up to 312,377 and 8,243,335 shares, respectively, as of September 30, 2005 and December 31, 2004 with an exercise price of $0.75 per share and which expire in October 2006. See discussion of the unexercised warrant liability in Note 5.

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of November 1, 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent for Crown Stock it held on behalf of the unexchanged Debentures on July 26, 2005), 68,571 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of Crown common stock from exercised warrants. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to Crown any undistributed cash and Crown common stock.

4.          Investment in Solitario Resources Corporation

          Prior to Crown's distribution of Solitario on July 26, 2004, Crown accounted for its investment in Solitario under the equity method of accounting. Crown recorded as treasury stock its proportionate share of Solitario's recorded cost basis for Solitario's investments in the equity securities of Crown. Crown's proportionate interest in Solitario's gains and losses associated with changes in the fair value of Solitario's investment in Crown warrants and Solitario's investment in Crown common stock were not recognized in Crown's statement of operations, or as a component of comprehensive income (loss), respectively. On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 962,302 Retained Shares upon the exercise of warrants and at September 30, 2005 had 36,004 Retained Shares. Although Crown claims no beneficial ownership in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2005, Crown recorded a gain on its investment in Retained Shares of $121,000 and $34,000, respectively, and $1,030,000 for the three and nine months ended September 30, 2004. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. Prior to July 26, 2004, Crown accounted for its investment in Solitario under the equity method of accounting and recorded $52,000 and $475,000 as its share of Solitario's loss for the three and nine months ended September 30, 2004.

Condensed financial information of Solitario is as follows:
(in thousands)	Three months ended September 30, 2004*	Nine months ended September 30, 2004**
Unrealized gain (loss) on derivative instruments	$ 612	$ (1,742)
Other costs and expenses	(141)	(1,263)
Deferred tax benefit	131	800
Net income (loss)	$ 602	$(2,205)

The following is a reconciliation of Solitario's reported net loss to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	Three months ended September 30, 2004*	Nine months ended September 30, 2004**
Solitario net income (loss) as reported	$ 602	$ (2,205)
Adjustments:
Solitario's derivative (gains) losses recorded in its statement of operations for its holdings of Crown warrants, net of $131 and $800 in income taxes in the three and nine months ended September 30, 2004	(743)	942
Solitario adjusted loss	(141)	(1,263)
Crown weighted average equity percentage (1)	37.1%	37.6%
Crown's equity in loss of unconsolidated subsidiary	$ (52)	$ (475)

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

          For purposes of calculating its investment in Solitario and its equity in Solitario's earnings and losses during the three and nine months ended September 30, 2004, Crown excluded the amounts reported by Solitario with respect to its investment in Crown warrants and Crown common stock.

          During the nine months ended September 30, 2004, holders of Solitario options exercised options for a total of 1,021,000 Solitario common shares. The additional shares reduced Crown's percentage ownership of Solitario to 37.1% at September 30, 2004. Crown's proportionate interest in this issuance of Solitario shares, net of taxes, was recorded as an increase in Crown's investment in Solitario, and an increase in additional paid-in capital.

5.          Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, Crown recorded the fair value of the warrants as unexercised warrant liability as of July 1, 2004, with subsequent increases and decreases in the fair value of the warrant recorded in the statement of operations as gain or loss on derivative instruments. In addition, upon exercise of any Crown warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the three and nine months ended September 30, 2005, Crown recorded a loss on derivative instrument of $515,000 and $214,000, respectively, compared to a loss on derivative instrument of $3,253,000 for the three and nine months ended September 30, 2004 related to the increase in the fair value of the unexercised warrants. During the three and nine months ended September 30, 2005, warrant holders exercised warrants for 6,465,676 and 7,037,105 shares, respectively, of Crown common stock on a cashless basis and received 4,224,405 and 4,582,614 shares, respectively, of Crown common stock and 745,143 and 810,997 Retained Shares, respectively. During the three and nine months ended September 30, 2005, warrant holders exercised warrants for 893,853 shares on a cash basis into the same number of Crown shares and paid Crown $671,000. As a result of these exercises, during the three and nine months ended September 30, 2005, Crown reduced its investment in retained shares of Solitario by $1,321,000 and $1,409,000, respectively, for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $10,414,000 and $11,135,000, respectively, for the fair value of the shares of Crown common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised.

          At September 30, 2005, there are unexercised warrants for 312,377 Crown common shares. Crown has recorded an unexercised warrant liability of $551,000, which includes $52,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $499,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

6.          Comprehensive (Loss) Income

          The following represents comprehensive (loss) income and its components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Net (loss) as reported	$ (570)	$ (6,591)	$(681)	$(6,611)
Net unrealized gain (loss)on marketable equity securities, net of tax expense (benefit) of $(9) and $20 in the three and nine months ended September 30, 2004	-	(16)	-	39
Disposition of Crown's interest in Solitario's loss on marketable equity securities, net of tax expense (benefit) of $(9) in the three and nine months ended September 30, 2004	-	17	-	17
Comprehensive (loss) income	$(570)	$(6,590)	$(681)	$(6,555)

7.          Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown's activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $104,000 and $305,000 for the three months and nine months ended September 30, 2005, respectively. Management service fees paid by Solitario were $96,000 and $293,000 for the three months and nine months ended September 30, 2004, respectively. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 962,302 Retained Shares upon the exercise of warrants and at September 30, 2005 had 36,004 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2005, Crown recorded a gain on its investment in Retained Shares of $121,000 and $34,000, respectively, and a gain of $1,030,000 during the three and nine months ended September 30, 2004. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2005, the Signing Shareholders collectively held 16,443,549 shares or 35.7% of the outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of September 30, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock.

          As of September 30, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown.

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

          A reconciliation of expected federal income tax (expense) benefit from operations at the U.S. statutory rates with the (expense) benefit for income taxes is as follows:
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Income tax benefit at statutory rates	$ 203	$1,218	$313	$1,321
Nondeductible option compensation	-	(312)	-	(132)
Taxable spin-off of Solitario	-	(2,808)	-	(2,808)
Nondeductible loss (gain) on unexercised Crown warrants	(175)	(1,106)	(72)	(1,106)
Income tax (expense)benefit	$ 28	$(3,008)	$241	$(2,725)

9.          Restatement

          During the nine months ended September 30, 2005, Crown determined that additions to mineral properties on account for which payment had not been made represented non-cash investing activities that should not have been reported in its statements of cash flows. Historically, Crown had reflected the additions as investing cash flows in the periods in which the liabilities were incurred, and included changes in the related liability in cash flows from operating activities. Crown's condensed consolidated statement of cash flows for the nine months ended September 30, 2004 has been restated from the amounts previously reported to increase cash used in operating activities by $839,000, and to decrease cash flows used in investing activities by a corresponding amount. Crown intends to include restated condensed consolidated statements of cash flows for the three month period ended March 31, 2005 in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, and to include restated consolidated statements of cash flows for fiscal year 2004 in its Annual Report on Form 10-K for the year ending December 31, 2005 filed prospectively.

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

          As discussed in Note 9 to the condensed consolidated financial statements, our financial statements for the three and nine months ended September 30, 2004 have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of September 30, 2005, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          As further described in Note 2 to our unaudited condensed financial statements, on November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger was amended on May 31, 2005 and is subject to the approval of two thirds of our shareholders and customary closing conditions.

(b.) Recent Financing Transactions

          On July 26, 2005, we used the majority of the proceeds from the Convertible Debenture to pay a dividend of $0.21 per share to shareholders of record as of July 14, 2005 and recorded a $9,661,000 charge to additional paid-in capital.

       On May 31, 2005, we amended the Merger Agreement with Kinross to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, or December 31, 2005 if Kinross has not filed its 2004 audited financial statements with the Securities and Exchange Commission on or before December 31, 2005, (ii) increase the exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by us (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if we paid a dividend of up to $0.21 per share to our shareholders, Kinross would reimburse us upon the payment of certain third party invoices received by us after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. As a result of the amendment, as of September 30, 2005, we recorded an increase in mineral properties of $1,662,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through September 30, 2005 Kinross has paid $969,000 of those costs and we have recorded a receivable from Kinross of $693,000 as of September 30, 2005 in stockholders equity for the balance.

          On June 20, 2005 we issued the Convertible Debenture which has a term of five years, an interest rate of 4% payable annually with a provision to forego interest for the first two annual payments, at our election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million of our shares of common stock, plus shares of our common stock for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by us, we shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of our common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of our common stock. The discount is being amortized as interest cost over the stated term of the Convertible Debenture as interest cost. We capitalized interest cost of $83,000 from amortization of the discount to development cost during the nine months ended September 30, 2005. In addition, we recorded $111,000 of interest on the Convertible Debenture for the nine months ended September 30, 2005, which has also been capitalized to Buckhorn Mountain development costs.

          During the three and nine months ended September 30, 2005, warrant holders exercised warrants for 6,465,676 and 7,037,105 shares, respectively, of our common stock on a cashless basis and received 4,224,405 and 4,582,614 shares, respectively, of our common stock and 745,143 and 810,997 Retained Shares, respectively. During the three and nine months ended September 30, 2005, warrant holders exercised warrants for 893,853 shares on a cash basis into the same number of Crown shares and paid Crown $671,000. As a result of these exercises, during the three and nine months ended September 30, 2005, we reduced our investment in retained shares of Solitario by $1,321,000 and $1,409,000, respectively, for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $10,414,000 and $11,135,000, respectively, for the fair value of the shares of our common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised. At September 30, 2005 we have warrants exercisable into 312,377 shares of our common stock and we have 36,004 Retained Shares related to those warrants.

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

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off we distributed 962,302 Retained Shares upon the exercise of warrants. At September 30, 2005 we had 36,004 Retained Shares. We carry our investment in retained shares of Solitario at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2005, we recorded a gain on our investment in Retained Shares of $121,000 and $34,000, respectively, compared to a gain of $1,030,000 during the three and nine months ended September 30, 2004. As of September 30, 2005, we have recorded a liability of $551,000, for our entire investment balance, which is included in unexercised warrant liability. See Note 5 to our unaudited condensed financial statements. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

          On July 14, 2004 holders of our $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of our common stock (which include 258,537 shares for accrued interest through the date of conversion) and as of September 30, 2005, we have no Senior Notes outstanding. Between January 1 and July 12, 2004, holders of our options representing 3,379,000 shares exercised their options by paying a total of $1,321,000 to us and as of September 30, 2005, we have no outstanding stock options.

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

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of November 1, 2005, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the Disbursing Agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent on behalf of unexchanged Debentures on July 26, 2005), 68,571 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of our common stock from the exercise of warrants to acquire 68,571 shares of our common stock which were exercised in July 2005. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to us any undistributed cash and Crown common stock.

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

Three months ended September 30, 2005 compared to September 30, 2004

          For the three months ended September 30, 2005 we had a net loss of $570,000, or $0.01 per basic and diluted share, compared to net loss of $6,591,000, or $0.18 per basic and diluted share for the three months ended September 30, 2004. The decrease in the in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is primarily due to the reduction in a recognition of loss on derivative instrument of $515,000 during the three months ended September 30, 2005compared to a loss of $3,253,000 during the three months ended September 30, 2004. In addition during the three months ended September 30, 2004, we recognized variable option compensation expense of $1,119,000 and there was no similar expense during the three months ended September 30, 2005. During the three months ended September 30, 2004, we recognized $52,000 for our equity in the loss of Solitario, up to July 26, 2004, when we completed the spin-off and there was no similar item during the third quarter of 2005. We also recognized an income tax benefit of $28,000 during the three months ended September 30, 2005 compared to income tax expense of $3,008,000 that we recognized during the three months ended September 30, 2004. These reductions in expense were partially offset by the reduction in gain on investment in Solitario to $121,000 during the three months ended September 30, 2005 compared to a gain of $1,030,000 during the three months ended September 30, 2004. In addition our general and administrative costs increased during the three months ended September 30, 2005 to $209,000 compared to $175,000 (excluding $1,119,000 of variable option compensation expense discussed below) during the prior year quarter. Each of these items is discussed in more detail below.

          Exploration expense during the three and nine months ended September 30, 2005 and 2004 related to certain property tax and option payments which were comparable for the two years.

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of our 9,633,585 shares of Solitario common stock, the classification of our warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, on July 1, 2004 we recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. During the three months ended September 30, 2005, we recorded a loss on derivative instrument of $515,000, related to the increase in the fair value of the unexercised warrants as determined by the Black-Scholes option pricing model. This increase was primarily related to an increase in the underlying price of our common stock from $2.12 per share at June 30, 2005 to $2.34 per share at September 30, 2005. As a result of the exercise of all but 312,377 of our warrants as of September 30, 2005, we do not expect to record significant future gains or losses on our unexercised warrant liability as a result of changes in the market price of shares of our common stock or by changes in the value of our Retained Shares. See Item 3 below.

          On July 26, 2004, we completed a spin-off of Solitario's shares to its shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each of our shares they owned. We carry our investment in the Retained Shares at fair value with changes in the fair value through the exercise date of a warrant or the next period end date in the statement of operations. During the three months ended September 30, 2005, we recorded a gain of $121,000 on our investment in the Retained Shares. The increase in the value of our investment in the Retained Shares relates to an increase in the quoted market price of Solitario shares from Cdn$1.74 per share on June 30, 2005 to between Cdn$1.75 and Cdn$1.95 on the dates the majority of the warrants that were outstanding on June 30, 2005 were exercised during the three months ended September 30, 2005. See Note 5 to our unaudited condensed consolidated financial statements. As a result of the distribution of all but 36,004 Retained Shares as of November 1, 2005, we do not expect to record significant future gains or losses on our investment in Retained Shares as a result of changes in the quoted market price of Solitario common stock. See Item 3 below.

          General and administrative expenses increased to $209,000 in the three months ended September 30, 2005 compared to $175,000 (excluding a charge of $1,119,000 of variable option compensation expense discussed below) in the same period of 2004, primarily as a result of an increase in legal and accounting costs related to the Kinross merger, which totaled $91,000, compared to legal fees of $63,000 in the same period of 2004. Modest increases in medical costs, travel and shareholder relation costs accounted for the remaining increase in general and administrative costs in the third quarter of 2005 compared to the same period of 2004. If our pending Merger with Kinross is not completed we expect our remaining 2005 general and administrative costs to be comparable to the same period of 2004 based upon expected salary and ongoing professional service costs related to the Merger.

          As a result of the exercise of all of our remaining outstanding options during 2004 we recorded no variable option compensation expense during the third quarter of 2005 compared to a charge to (increase in) variable option compensation expense of $1,119,000 in the third quarter of 2004. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. Pending the merger with Kinross, we do not expect to grant any additional options and do not expect to recognize any variable plan option compensation in the future.

          As a result of the spin-off of Solitario, we recorded no equity in the loss of Solitario during the third quarter of 2005 compared to $52,000 in the third quarter of 2004. We will not record any equity in the income or loss of Solitario in the future.

          We recorded an -of $28,000 during the three months ended September 30, 2005 compared to income tax expense of $3,008,000 in the third quarter of 2004. Deferred tax benefit (at statutory rates) of $175,000 and $1,106,000, respectively, was not provided on the loss on derivative instrument - unexercised Crown warrants of $515,000 and $3,253,000 recorded during the three months ended September 30, 2005 and 2004, which is not taxable for tax purposes and is treated as a permanent difference for which no deferred tax benefit is provided. During the three months ended September 30, 2004 we did not record income tax benefit of $312,000 related to our non-deductible variable stock option charge of $1,119,000 and we recorded $2,808,000 of deferred tax expense related to the taxable spin-off of our interest in Solitario and there were no similar items in 2005. The remaining change in deferred taxes was related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

Nine months ended September 30, 2005 compared to September 30, 2004

          For the nine months ended September 30, 2005, we had a net loss of $681,000, or $0.02 per basic and diluted share, compared to net loss of $6,611,000, or $0.24 per basic and diluted share for the nine months ended September 30, 2004. The decrease in net loss in 2005 is primarily related to (i) the decrease in the loss on derivative instruments to $214,000 in 2005 compared to $3,253,000 in 2004, (ii) a decrease in tax expense to a benefit of $241,000 in the first nine months of 2005 compared to tax expense of $2,725,000 in during the first nine months of 2004, which included a charge to deferred tax expense of $2,808,000 related to the spin-off of Solitario in 2004 (iii) an increase in net general and administrative costs to $771,000 during the first nine months of 2005 compared to $647,000 during the same period of 2004, excluding a charge of $518,000 for variable option compensation expense during the first nine months of 2004. These increased costs were partially offset by the elimination of any equity in the loss of Solitario during the first nine months of 2005 compared to a $475,000 loss in the Equity of Solitario in the first nine months of 2004 as well as an increase in our interest income during the first nine months of 2005 compared to 2004. Each of these items is discussed in more detail below.

          Exploration expense of $21,000 was recorded during the nine months end September 30, 2005 compared to $30,000 during the same period of 2004, related to certain property tax and option payments. The reductions in these payments were primarily as a result of patenting certain previously unpatented claims, and dropping other non-critical unpatented claims.

          General and administrative expenses increased to $771,000 in the nine months ended September 30, 2005 from $647,000 in the same period of 2004 (excluding variable option compensation expense of $518,000 discussed below), primarily as a result of increased salary and bonus costs in 2005 compared to 2004 and for professional services fees of $44,000 in 2005 for a valuation of our shares of Solitario distributed on July 26, 2004 in support of the preparation of our 2004 tax returns. Salary and bonus costs were $541,000 in the nine months of 2005 compared to $369,000 in the comparable period of 2004. In addition salary related costs and benefits, including payroll taxes and medical insurance, increased to $140,000 in the first nine months of 2005 from $110,000 in the same period of 2004. The increases in these costs were partially offset by a reduction in legal and accounting costs to $254,000 in the first nine months of 2005 compared to $341,000 in the nine months ended September 30, 2004. Significant legal and accounting costs were incurred during the first nine months of 2004 related to the restatement of our financial statements and preparation of filing documents related to the Merger with Kinross. Other general and administrative costs, management fees charged to Solitario, travel and shareholder costs were comparable during the nine months ended September 30, 2005 and 2004. If our pending Merger with Kinross is not completed we expect our remaining 2005 general and administrative costs to be comparable to 2004 based upon expected salary and ongoing professional service costs related to the Merger.

          We recorded a variable stock option compensation expense of $518,000 in the nine months ended September 30, 2004, primarily due to vesting of the options, resulting in the recognition of deferred compensation of $2,149,000 during the period, which was partially offset by a decrease in the intrinsic value of our options of $1,631,000 due to the decrease in the price of our common stock from $2.58 per share at December 31, 2003 to an average of $1.88 per share in July 2004, when our options under variable plan accounting were exercised. There were no similar items during the nine months ended September 30, 2005. Under variable plan accounting, which resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the remaining service period (the vesting period) of the related options. Variable plan accounting continues until options are exercised, cancelled or expire. All of our stock options were exercised during July 2004.

          Our equity in the loss of Solitario was $475,000 from January 1, 2004 through July 26, 2004, when we completed the spin-off and there was no similar item in the first nine months of 2005.

          We recorded and increase in interest income during the first nine months of 2005 to $60,000 compared to interest income of $15,000 during the same period of 2004. The increase in interest is entirely related to the increase in cash balances during the respective period as a result of the Kinross investment of $1,000,000 private placement in January 2005, discussed above in recent financing transactions as well as the net proceeds from the Convertible Debenture issued in June 2005, net of the dividend paid in July 2005, and additional cash of $671,000 received in the first nine months of 2005 upon the exercise of warrants on a cash basis.

          We recorded an income tax benefit of $241,000 in the nine months ended September 30, 2005 compared to income tax expense of $2,725,000 during the same period of 2004. Deferred tax benefits (at statutory rates) of $72,000 and $1,106,000, respectively, for the three and nine months ended September 30, 2005 and 2004 were not provided on the loss on derivative instrument - unexercised Crown warrants, which is not taxable for tax purposes and is treated as a permanent difference for which no deferred tax benefit is provided. During the nine months ended September 30, 2004 we did not record income tax benefit of $132,000 related to our non-deductible variable stock option expense. In addition we recorded a charge of $2,808,000 for the taxable spin-off of Solitario during the nine months ended September 30, 2004. The remaining change related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

(e.) Liquidity and Capital Resources

          Since the announcement of the planned Kinross merger we have essentially limited our activities to permitting the Buckhorn Mountain Project and general and administrative duties required to complete the planned merger. Due to the nature of the mining business, the acquisition, exploration and development of mineral properties require significant expenditures prior to the commencement of production. In the past we have financed our activities through the sale of debt and equity securities, joint venture arrangements (including project financing) and the sale of interests in our properties. To the extent necessary, we expect to continue to use similar financing techniques.

          Our exploration and development activities and funding opportunities, as well as those of our joint venture partners, may be materially affected by gold price and mineral commodity levels and changes in those levels. The market price of gold and mineral commodities is determined in world markets and is affected by numerous factors, all of which are beyond our control.

Nine months ended September 30, 2005 compared to September 30, 2004

          Net cash used in operating activities decreased to $777,000 in the first nine months of 2005 compared to $1,152,000 in the first nine months of 2004. The primary reason for the decrease was a decrease in the change in Crown's net payables from a net decrease in payables (which required additional cash for operations) of $21,000 during the first nine months of 2005 compared to a net decrease in payables of $313,000 during the first nine months of 2004. In addition we had a smaller increase in current assets (which uses additional cash from operations) of $24,000 during the first nine months of 2005 compared to an increase of $177,000 from the change in current assets in the nine months ended September 30, 2004. The remaining use of cash primarily related to the increase in general and administrative costs in 2005 compared to 2004, which was partially offset by the increase in interest income, discussed above. If our pending Merger with Kinross is not completed, we would expect our 2005 cash used in operating activities to be comparable to 2004, as a result of expected comparable general and administrative costs in 2005 compared to 2004.

          Net cash used in investing activities increased to $1,868,000 in the first nine months of 2005 compared to $964,000 in the first nine months of 2004 as a result of significantly increased payments on accrued liabilities outstanding as of December 31, 2004 during the first nine months of 2005 for additions to our Buckhorn Mountain Project. The expenditures during 2005 and 2004 were primarily related to costs for permitting paid to the State of Washington for reviews of our Buckhorn Mountain Project feasibility study, which was prepared by Steffen Robertson and Kirsten, an independent mining and consulting firm ("SRK") during 2003. These cash additions included costs of $464,000 that Kinross reimbursed us for permitting costs (but exclude $505,000 of costs that Kinross directly paid to third party vendors for permitting costs during the nine months ended September 30, 2005) as a result of the amendment to the Merger Agreement discussed under recent developments above. These increased payments were partially offset by a reduction in capitalized interest paid in cash during 2005. We capitalized interest paid in cash during the first nine months of 2004 of $181,000 compared to no capitalized interest paid in cash during the first nine months of 2005, as all our capitalized interest cost during 2005 was related to accretion of $4,000 of interest on our Keystone note, accrued interest of $111,000 on our Convertible Debenture and $83,000 for amortization of our beneficial conversion feature on our Convertible Debenture. If our pending Merger with Kinross is not completed, we expect our future net expenditures at Buckhorn Mountain to be significantly reduced as we will be reimbursed by Kinross for the majority of those costs for the remainder of 2005.

          All interest costs, including non-cash interest costs, for the nine months ended September 30, 2005 and 2004 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $198,000 and $3,881,000 for the nine months ended September 30, 2005 and 2004, respectively. Interest costs decreased significantly during the first nine months of 2005 compared to 2004 as a result of the conversion of our Senior Notes during the third quarter of 2004. Our interest cost in the first nine months of 2005 consisted of the accretion of $4,000 on our Keystone note and accrued interest of $111,000 on our Convertible Debenture and $83,000 for amortization of our beneficial conversion feature on our Convertible Debenture. Capitalized interest costs for the first nine months of 2004 included the payment of $181,000 of interest paid in cash, accretion of interest on our Keystone Note of $7,000, the amortization of discounts of $193,000 and the capitalization as interest cost of all remaining Senior Note discounts upon conversion of the Senior Notes during July 2004 of $3,104,000 and the capitalization of additional interest costs from the issuance of our common shares as interest during the third quarter of 2004 of $397,000. If our pending Merger with Kinross is not completed, we would expect our interest costs to significantly decline for the remainder of 2005 as a result of the completion of the amortization of our beneficial conversion feature on our Convertible Debenture.

          Net cash provided by financing activities during the first nine months of 2005 included $1,000,000 from the issuance of 511,640 shares of our common stock to Kinross and the issuance of our $10,000,000 Convertible Debenture, both discussed above under recent financing activities. The funds from the Convertible Debenture were partially offset by our distribution of a dividend to our shareholders of $9,661,000 on July 26, 2005. During the nine months ended September 30, 2005 we received $671,000 from the exercise of warrants on a cash basis. We also received payments from Kinross for reimbursements of permitting costs of $464,000 which are included in additional paid-in capital as a result of the amendment to the Merger Agreement discussed above in recent financing activities. During the nine months ended September 30, 2004 we received $1,355,000 from the exercise of options and $711,000 from the exercise of warrants on a cash basis. If our pending Merger with Kinross is not completed, we do not expect the remainder of 2005 to have any other significant cash provided from financing activities, as we do not expect similar share or debt issuances or any exercises of options or warrants.

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

          Future contractual obligations and cash commitments at September 30, 2005 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2005	2006	2007	2008	2009+	Total
Convertible debenture, including interest	-	-	-	1,200	10,800	12,000
Long-term debt, including interest	50	-	-	-	-	50
Unpatented mining claim payments [1]	-	17	17	17	17	68
Asset retirement obligation	-	-	-	-	60	60
Operating leases	9	27	-	-	-	36
Total commitments	$ 59	$ 44	$ 17	$1,217	$10,877	$12,214

(1)     Assumes continued payment of mining claim payments on existing mineral properties.

          Cash and cash equivalents amounted to $1,910,000 at September 30, 2005. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at September 30, 2005 was $1,133,000.

(g.) Related party transactions

          We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses, payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $104,000 and $305,000 for the three months and nine months ended September 30, 2005, respectively. Management service fees paid by Solitario were $96,000 and $293,000 for the three months and nine months ended September 30, 2004, respectively. These fees are recorded as a reduction to general and administration costs. We continue to operate under the management and technical services agreement subsequent to the spin-off of Solitario. If the Kinross merger is completed we expect to terminate the management and technical services agreement.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 962,302 Retained Shares upon the exercise of warrants and at September 30, 2005 had 36,004 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and nine months ended September 30, 2005, we recorded a gain of $121,000 and $34,000, respectively, on our investment in the Retained Shares compared to a gain of $1,030,000 for the three and nine months ended September 30, 2004. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2005, the Signing Shareholders collectively held 16,443,549 shares or 35.7% of our outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of September 30, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

         As of September 30, 2005, Solitario owns 6,071,626 shares of our common shares or approximately 13.2% of our outstanding shares.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

(h.) Critical Accounting Policies

Mineral Properties, net

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $1,499,000 and $1,739,000, respectively, for the three and nine months ended September 30, 2005. We capitalized all of our interest costs of $3,531,000 and $3,881,000, respectively, for the three and nine months ended September 30, 2004, respectively. At September 30, 2005 and December 31, 2004 a total of $19,441,000 and $17,769,000, respectively, of interest costs have been capitalized as mineral properties, net at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral properties with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in the three or nine months ended September 30, 2005 or 2004.

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

          As a result of the Department of Interior-Bureau of Land Management issuing the patents to us in December 2004, the surface title was transferred from the USFS to us. Subsequently, the USFS determined that it was unnecessary for it to continue to be a co-lead agency in the permitting process. The WDOE is now the sole lead agency for all permitting activities. The USFS is currently preparing an Environmental Assessment (EA) for proposed activities that will occur on federal land, including upgrading of existing access roads, the construction of approximately 1.5 miles of new road, the installation and maintenance of water quality monitoring wells and construction of a perimeter fence line. We completed the work necessary for filing the Draft Supplemental Environmental Impact Statement ("DSEIS") during the third quarter of 2005, and the DSEIS was published on October 28, 2005 for public comment. We are currently awaiting any comments from the public over the 90 days following publishing. Construction of the Buckhorn Mountain Project will not commence until after the WDOE completes their assessment of the DSEIS after the public comment period. There will continue to be uncertainty regarding the approval of the DSEIS, and we cannot provide any assurance when the process will be completed.

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

(j) Recent Accounting Pronouncements

          In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," ("EITF No. 05-8"). EITF No. 05-8 provides that the issuance of convertible debt with a beneficial conversion feature results in a tax/book basis difference that should be accounted for as a temporary difference for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." EITF No. 05-08 further provides that the recognition of deferred taxes for the temporary difference should be recorded as an adjustment to additional paid-in capital, and that the recognition of deferred taxes for this temporary difference will not impact the income statement and the effective tax rate. EITF No. 05-8 is effective for reporting periods beginning after December 15, 2005, and should be applied retrospectively to all instruments with a beneficial conversion feature. We have not yet adopted EITF No. 05-8 and have not determined what effect, if any, its adoption will have on our financial position, results of operations or cash flows.

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

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29 is based upon the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June15, 2005. We adopted SFAS No. 153 during the third quarter of 2005 and its adoption has not had any effect on our financial position or results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

(a)     Equity Price Risks

          We have estimated that a hypothetical increase of ten percent in the equity price of our common stock will increase the fair value of our unexercised warrant liability by $73,000 as of September 30, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of our common stock will decrease the fair value of our unexercised warrant liability by $73,000 as of September 30, 2005.

          We have estimated that a hypothetical increase of ten percent in the equity price of Solitario common stock will increase the fair value of our investment in Solitario and increase our unexercised warrant liability by $5,000 as of September 30, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of Solitario common stock will decrease the fair value of our investment in Solitario and decrease our unexercised warrant liability by $5,000 as of September 30, 2005.

(b)     Interest Rate Risks

          We have estimated that a hypothetical increase or decrease, respectively, of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will have less than a $1,000 decrease or increase, respectively, in the value of our future earnings and less than a $1,000 increase or decrease, respectively, in the fair value of our warrant liability as of September 30, 2005.

          Crown has no material interest rate risks related to its debt instruments as of September 30, 2005 as both its Convertible Debenture and its Keystone note have fixed interest rates.

(c)     Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on September 30, 2005 was $469 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 4.   Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of September 30, 2005.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of September 30, 2005, as discussed below. During the quarter ended September 30, 2005, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

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

          During the nine months ended September 30, 2005 and subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we identified matters that resulted in adjustments that had a material effect on our Company's financial reporting process. We determined we had (i) incorrectly recognized a deferred tax benefit related to our loss on derivative instrument - unexercised Crown warrants and (ii) incorrectly recorded deferred tax expense related to our spin-off of Solitario related to our retained shares. Such adjustments are the result of a material weakness in both the design or operation of our disclosure controls and procedures and the implementation of generally accepted accounting principles. We believe that these matters constitute a material weakness in internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. All of these adjustments are recorded in our restated consolidated financial statements for the year ended December 31, 2004 filed on Form 10-K/A with the Securities and Exchange Commission on June 9, 2005.

          We have also concluded that the events cited in this report that are the subject of the restatement described in Note 9 to the condensed consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. These material weaknesses relate to incorrectly reporting of additions to mineral properties on accounts for which payments had not been made in our statements of cash flows.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policies and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the nine months ended September 30, 2005, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and begun the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls, and even upon completion of such review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the material weaknesses, significant deficiencies and deficiencies in our system of internal control over financial reporting identified above caused our system of internal control over financial reporting to be ineffective as of September 30, 2005. During the quarter ended September 30, 2005, other than the steps taken above, there were no significant changes to our system of internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

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

CROWN RESOURCES CORPORATION
November 18, 2005 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer