Form 10-K
period 2005-12-31
CROWN RESOURCES CORP
filed 2006-03-24
CIK 841555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2005
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
Common Stock, $0.01 par value
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ]   NO [ X ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ]   NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]   NO [ X ]

The aggregate market value (based on the closing price of our common stock of $2.12 on June 30, 2005) of common stock held by non-affiliates of the registrant was approximately $52,879,000. Shares of common stock held by officers and directors of the registrant and holders of more than 10% of the registrant common shares are not included in the computations, however, the registrant made no determination that such individuals are "affiliates" within the meaning of Rule 405 of the Securities Act of 1933.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [   ]

There were 46,002,239 shares of common stock, $0.01 par value, outstanding on March 1, 2006.

This Form 10-K consists of 76 pages
Exhibit Index Begins on Page 72

TABLE OF CONTENTS

PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K, including any amendments thereto, filed with the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, including the following, which are further described under Item 1A "Risk Factors."

          Inability to consummate the merger with Kinross Gold Corporation;
          Adverse results relating to the permitting process for our Buckhorn Mountain Project;
          Fluctuations in gold prices;
          Inability to obtain financing sufficient to allow the execution of Crown's business plans; and
          Weaknesses in disclosure controls and procedures and deficiencies in our system of internal controls
          Other unanticipated events affecting Crown or our properties.

Item 1. Business

          (a) Overview

          Crown Resources Corporation ("Crown") is a precious metals exploration company operating in the western United States. As discussed below, prior to our distribution of Solitario Resources Corporation ("Solitario") shares on July 26, 2004, we owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in Mexico, Brazil, Bolivia, and Peru. Unless the context requires otherwise, "Crown", "we", "us" and "our" refer to Crown Resources Corporation and our consolidated subsidiaries.

          On November 20, 2003 we executed a definitive agreement to merge with Kinross Gold Corporation ("Kinross"), a Canadian corporation, as more fully described below (the "Merger"). The closing of the Merger has been delayed five times during the past two years as a result of time delays associated with Kinross restating its financial results for 2003 and 2004 that resulted in delays in Kinross reporting and filing financial results for the first three quarters of 2005. As of the date of this filing, Kinross is current in its financial filings of the aforementioned periods. The Merger is subject to the approval of our shareholders and customary closing conditions. We currently have no source of recurring revenue and we anticipate any future recurring revenue would only occur after the successful development of our Buckhorn Mountain Project. The successful development of the Buckhorn Mountain Project is dependent on several factors, many of which are beyond our control. We cannot provide any assurance that the Merger with Kinross will be completed as planned, or that we will be able to successfully permit and develop the Buckhorn Mountain Project in the event the Merger is not completed.

         On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, as more fully discussed under Recent Developments below.

          Prior to executing the Merger, our principal expertise had been in identifying mineral properties with promising mineral potential, acquiring these properties and exploring them to an advanced stage. Since the execution of the Merger we have concentrated exclusively on the permitting and development of our Buckhorn Mountain Project. Previously our goal was to advance our properties, either on our own or through joint ventures, to the feasibility study stage and thereafter to pursue their development, typically through a joint venture with a partner that has expertise in mining operations. We have in the past recognized, and expect in the future to recognize, revenues from the option and sale of our properties to joint venture partners and from the sale of our share of metals produced from our mineral properties.

          We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration or development activity other than at our Buckhorn Mountain Project, which is described in Item 2. Our current objective is to continue the permitting process for development of our Buckhorn Mountain Project in conjunction with Kinross. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not completed as planned, we will need significant additional financial resources to develop the Buckhorn Mountain Project and we cannot assure you that we will be able to obtain such financial resources. We currently estimate the development of the Buckhorn Mountain Project will require approximately $32.6 million in initial capital and will utilize toll milling pursuant to an agreement with Kinross. Based on our current business plan, we estimate our current financial resources are sufficient to fund our operations through the first quarter of 2007.

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

          The Merger

          On November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares (the "Exchange Ratio") of Kinross common stock at closing. On February 24, 2006 Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduce the exchange ratio to 0.32 shares of Kinross stock and (iv) provide that if the merger is not completed by July 1, 2006 Kinross will loan Crown $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

          Previously, on May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from May 31, 2005 to March 31, 2006, (ii) increase the Exchange ratio to 0.34 shares of Kinross common stock, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices received by Crown after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. The Convertible Debenture was funded and issued on June 20, 2005. A majority of the funds from the Convertible Debenture were used to pay the dividend of $0.21 per share on July 26, 2005. As a result of the May 31, 2005 amendment, as of December 31, 2005, Crown has recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and Crown has recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

          Previously on December 30, 2004, Crown and Kinross had amended the Merger Agreement four times to extend the termination date and concurrently with the December 30, 2004 amendment, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of its common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The closing of the sale of these shares occurred on January 18, 2005.

          Spin-off of Solitario Stock

         On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, we retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 962,302 Retained Shares upon the exercise of warrants and at December 31, 2005, had 36,004 Retained Shares. Although we claim no beneficial ownership in the Retained Shares, we carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. We have recorded an unexercised warrant liability of $542,000, which includes $56,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $486,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. During the year ended December 31, 2005, we recorded a gain on our investment in Retained Shares of $37,000. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, we will no longer own any shares of Solitario.

          Buckhorn Mountain Patents

          On December 22, 2004 the United States Department of the Interior/Bureau of Land Management ("BLM") issued patents for nine mining claims at the Buckhorn Mountain Project in Okanogan County, WA. Issuance of these patents, which cover about 154 acres of land, transfers the ownership of the surface and mineral rights of the mining claims to us from the United States government. We previously owned the mineral rights on the unpatented claims, which we have held since 1988.

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

          The restructuring provided for an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at Crown's election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured Notes were converted into shares of Crown common stock. In July 2005, Wells Fargo Bank, Minnesota (the "Disbursing Agent") exercised warrants due to the unexchanged Debentures for 68,589 shares on a cashless basis into 42,996 shares of Crown common stock.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of March 1, 2006, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent for Crown Stock it held on behalf of the unexchanged Debentures on July 26, 2005), 68,589 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of Crown common stock from exercised warrants. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to Crown any undistributed cash and Crown common stock.

          Buckhorn Mountain Project

          On July 23, 2001, we entered into an agreement (the "Termination Agreement") with Battle Mountain Gold Company, a wholly owned subsidiary of Newmont Gold Corporation, (both companies referred to as "Newmont") to terminate the joint venture regarding the Crown Jewel Project located in north central Washington. As part of the Termination Agreement we became the sole owner of the Crown Jewel Project and granted Newmont a sliding scale royalty on the first 1 million ounces of gold. In October 2002, we changed the name of the Crown Jewel Project to the Buckhorn Mountain Project to underscore the significant differences between our new underground mining approach and our previous partner's Crown Jewel open pit proposal. We also began seeking regulatory approval of an underground mining plan at the Buckhorn Mountain Project, which we believe significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont.

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

          In May 2003, we submitted our Initial Buckhorn Mountain Project Plan of Operations with the USFS and the Washington State Department of Ecology ("WDOE"). In October 2005 the WDOE completed the Draft Supplemental Environmental Impact Study and released it to the public for comment. Current activities on the Buckhorn Mountain Project are focused on assisting the WDOE in completing the Final Supplemental Environmental Impact Statement, assisting the USFS in completing an Environmental Assessment, and finalizing all permit applications and final engineering.

         As of December 31, 2005 we are reporting gold reserves of 991,000 ounces based upon a feasibility study prepared by SRK Consulting of Toronto, Ontario Canada.

          Exploration and Development

          As of December 31, 2005, all of our capitalized costs for mineral property relate to the Buckhorn Mountain Project, located in Washington State. We also hold an interest in the Kings Canyon exploration mineral property in Utah. The Buckhorn Mountain Project consists of a variety of interests including unpatented and patented claims and fee land that we own outright or under lease or option or purchase agreements. Our current focus is to complete the permitting requirements at the Buckhorn Mountain Project so that construction can be initiated.

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

Item 1A.  Risk Factors

          If the planned merger with Kinross is not completed we may be subject to additional risks and incur additional costs

          We announced our merger with Kinross in October 2003 and signed the definitive agreement in November 2003. We have extended the termination date of the merger five times to December 31, 2006. We cannot provide any assurance that the merger will be completed prior to the termination date. The delay is primarily the result of difficulties encountered by Kinross regarding accounting and disclosure issues related to Kinross' allocation and subsequent impairment testing of goodwill and related deferred taxes thereon. As of March 1, 2006, Kinross has filed all of its required filings including revised accounting and disclosures regarding the goodwill and related deferred taxes. These filings are subject to regulatory review. The merger will not be consummated until this review is completed and Crown and Kinross file their 2005 annual financial statements with various regulatory agencies. Further delays are possible that could result in termination of the Kinross agreement, unless we and Kinross agree to another extension of the termination date. We can provide no assurance that the termination date will be extended, nor any assurance that if the termination date is extended, the merger will be completed. If the merger is not completed, Crown would be required to either find another company to merge with, attempt to sell or joint venture the Buckhorn Mountain Project, or move forward with development of the Buckhorn Mountain Project on its own. Any of these options would require additional capital and imply additional risks, detailed below. There can be no assurance that Crown would be able to pursue any of these alternatives. If Crown were to pursue these alternatives, it may not be successful in completing them. The termination or failure to complete the merger with Kinross could have a negative impact on our share price, our financial condition and results of operations.

          We have only one viable mining property, the Buckhorn Mountain Project, and failure to permit, develop, and mine the project would severely impact our operations.

          We intend to consummate the Merger with Kinross as planned, but can give no assurances that we will be successful in completing the Merger. In the event the Merger is not completed, we can give no assurance that we will be able to successfully complete the permitting process for the Buckhorn Mountain Project, or obtain adequate financing to allow us to develop and operate the Buckhorn Mountain Project and continue operations. Although we estimate we have adequate resources for our operations, including permitting of Buckhorn Mountain, through the first quarter of 2007, if the pending merger with Kinross is not completed, and we are unable to permit, develop and mine the Buckhorn Mountain Project on our own, we could not expect to operate with our existing resources or property which would negatively impact the market price of our stock and our future financial condition and results of operations.

          We have limited sources of financing and the inability to obtain financing when needed could significantly limit or prevent us from developing the Buckhorn Mountain Project.

          The capital required for the development of our Buckhorn Mountain Project is substantial. We have financed operations through the issuance of convertible debt instruments, utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, and the issuance of common stock. Assuming our pending merger with Kinross is not completed, we currently estimate we have adequate resources to fund our operations through the first quarter of 2007, unless Merger with Kinross is terminated and we make a decision to begin the development of the Buckhorn Mountain Project on our own, which would require additional financing. Failure to complete the pending merger with Kinross may cast doubt on our ability to obtain adequate financing and could negatively impact the market price of our stock and our future financial condition and results of operations.

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

          The exploration for and the development and marketing of minerals are affected by numerous factors, many of which are beyond our control. Among these factors are the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the price of fuel, the availability and the cost of labor, and the market price of competitive minerals. We can provide no assurance that we will be able to compete in exploration and development of mineral properties if the planned merger with Kinross is not completed. The disadvantages we face could negatively impact the market price of our stock and our future financial condition and results of operations.

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

          The Budget Reconciliation Act of 1993 (the "1993 Act"), with subsequent amending acts, currently requires the holder of each existing unpatented mining claim to pay a "claim maintenance fee" of $125 per claim on or before August 31 of each year. To locate any new unpatented claims, we must pay the $155 per claim location fee on or before August 31 of each year. If we fail to pay a claim maintenance fee or a location fee as required by the 1993 Act, we conclusively forfeit the related unpatented claim.

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

          The development of the Buckhorn Mountain Project is subject to federal, state and local environmental regulations. All our reserves are situated on private land that we own with a portion of our proposed activities and mining claims situated on U.S. public lands. The United States Forest Service ("USFS") and Bureau of Land Management ("BLM") extensively regulate mining operations conducted on public lands and the Washington State Department of Ecology ("WDOE") regulates mining operations on private lands. Our operations involving the development of Buckhorn Mountain are subject to laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, impacts on ground and surface water flows, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners and potential ancestral claims by native Americans. In addition, if the Kinross merger is not completed as planned, in order to conduct mining operations at the Buckhorn Mountain Project, we will be required to obtain performance bonds related to environmental permit compliance. These bonds may take the form of cash deposits or, if available, could be provided by outside insurance policies. We may be required to prepare and present data pertaining to the effect or impact that any proposed exploration or mining activity at Buckhorn Mountain may have upon the environment to federal, state, or local authorities. All requirements imposed by any such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

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

          We are dependent on the services of key executives, including our Chief Executive Officer, Christopher E. Herald, our Chief Financial Officer, James R. Maronick, and our Vice President of Operations, Walter H. Hunt. All of the above named officers have many years of experience and an extensive background in Crown, the mining industry in general and the Buckhorn Mountain Project. Each is also an officer of Solitario. We may not be able to replace that experience and knowledge with other individuals. Pursuant to a Management Agreement between Solitario and us, we are reimbursed for direct out-of-pocket expenses, payment of between 25% and 75% of executive and administrative salaries and benefits as well as other administrative costs. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Solitario. For more information regarding the Management Agreement see "Related Party Transactions." We do not have key man life insurance policies on any of our executive officers. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

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

          We have a limited number of employees and do not currently have expertise in many areas related to mineral development.

          As of March 1, 2006, we employed seven persons. Although we consider our relations with employees to be excellent, there can be no assurance that we will be able to retain any of these employees. In addition, our employees are generally very specialized and we may not be able to attract and hire additional employees necessary to complete the development of the Buckhorn Mountain Project if the merger with Kinross is not completed. None of our employees are covered by a collective bargaining agreement. A portion of our employee's time is devoted to work under the management services contract with Solitario, which could lead to conflicts of interest.

          We have identified material weaknesses in disclosure controls and procedures and deficiencies in internal control over financial reporting that we may not be able to mitigate or entirely eliminate.

          As further discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in Item 9A "Controls and Procedures," we have identified material weaknesses in disclosure controls and procedures and deficiencies in internal control over financial reporting. With our limited staff and resources we believe it may not be economically feasible to hire additional staff and or outside accounting and legal firms to mitigate or entirely eliminate all material weaknesses in disclosure controls and procedures or all deficiencies in internal controls over financial reporting. The continued existence of these weaknesses and deficiencies may cause our financial information to be materially misstated as reported and, if so determined, could require us to restate financial information in the future. The potential misstatement of our reported financial information as well as the potential restatement of our reported financial information could have a negative impact on the market price of our stock and our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

          None

Item 2. Properties

          (a.)     Reserves and Mineral Deposits

          The following table shows our probable gold reserves at December 31, 2005:

Mineable Probable Reserves
Ore Tons 3,075,000	Gold Grade (ounces/ton) 0.32	Contained Gold (ounces) 991,000

          Our probable reserves are reported as mineable (extractable) ore reserves. The mineral reserves and resources reported herein were verified by SRK Consulting ("SRK"), based in Toronto, Canada, as of December 15, 2003. We undertook a review to test SRK's ore reserve estimate for impairment in 2004 and 2005 and determined that no changes in the SRK's estimate were necessary based upon the following: 1) none of the ore reserves were mined in 2005 or 2004, consequently there was no depletion of the ore reserve; 2) the aspects of the mine plan have not materially changed; 3) permitting has not impacted the overall mine and milling plan; and 4) we elected to use the same price of gold used in determining ore reserves, $350 per ounce. There were also no new materially negative, or positive, information or developments that would cause us to modify the feasibility study or ore reserve estimate. SRK's feasibility study for the Buckhorn Mountain Project incorporates the Toll Milling Agreement and determined that the reported mineral reserves are economically viable based on current information on costs and technology applicable to mining, metallurgy and other relevant factors that relate to the extraction of the mineral reserve. A summary of the major assumptions is provided below:

Toll milling contract cost:
Gold price:
Gold recovery from mined ore:
Economic cut off grade (ounces gold/ton):
Daily production rate:
Total operating costs:
Initial capital costs:
Sustaining capital, life of mine:

$20 per ton $350 per ounce 90% 0.19 1,500 tons $201 per ounce of gold recovered (including toll milling contract cost) $32.6 million $10.0 million

          Mineral reserves were estimated by SRK based on a gold price of $350 per ounce at December 31, 2003 and reviewed by Crown using the same gold price at December 31, 2005. The market price of gold has ranged from a high of $548 per ounce to a low of $411 per ounce during 2005. However the price of gold over the last five years has ranged from a high of $548 per ounce to a low of $256 per ounce. The use of $350 per ounce for our 2005 review of our reserves is reasonable as it takes into account our estimate of the lower end of potential gold pricing and volatility over the life of the mine. Moreover, because of the high-grade nature of the Buckhorn Mountain gold deposit with very sharp ore-waste boundaries, higher gold prices do not materially increase the reserves. The value of contained silver in the ore was ignored. The gold price at the time of reporting of the reserves was substantially higher than the level used in estimating. However, the price has been lower during recent time periods. If the market price were to decrease to lower levels, we may determine that our reserves should be re-estimated resulting in a potential reduction in the amount of reserves.

          In addition to the above, we have identified mineral deposits on the Kings Canyon property in Utah. However, we have no proven and probable reserves or capitalized costs associated with this property as of December 31, 2005.

          The following discussion summarizes the mineral property in which we have a direct interest. We believe the mineral property described below is favorable for mineral development, although we cannot assure you that any of the mineral property in which we have or may acquire an interest, will be placed into production.

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

          The Buckhorn Mountain Project is held by a combination of fee ownership and unpatented mining claims. The ore deposit lies entirely on fee lands (patented mining claims) that we own. Royalties on mineral property we control and payable to third parties vary from a 0.5% net smelter return ("NSR") royalty to an 8.33% net profits royalty on certain unpatented mining claims. The ore body as currently defined is subject only to a sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold. The Newmont royalty may be purchased in its entirety for $2.0 million at any time before July 23, 2006.

          We applied for patents on nine unpatented mining claims covering approximately 154 acres in 1992. In December 2004, the Department of Interior-Bureau of Land Manage approved our patent applications and we received title to both the surface and mineral estate on these lands. These patented claims cover most of the ore reserves, the remaining portion of the reserves being covered by older patented claims that we own. We now own title to both the mineral and surface estate covering the entire ore reserve.

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

          Since return of 100% ownership of the property, we have conducted drilling, engineering and environmental studies and permitting activities. Since signing of the Merger agreement with Kinross, we have worked with Kinross in these same activities.

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

          Exploration. We began an exploration program at the Buckhorn Mountain Project in mid-1988 and by the end of 1989 had drilled approximately 200 holes on the property. Between March 1990 and December 1992, Battle Mountain drilled over 550 holes designed to both confirm and expand the known reserve. In 2002 and 2003, we drilled 41 core holes to further confirm the grade and continuity of mineralization in selected parts of the ore body. No drilling was conducted on the property in 2004. In late 2005 Kinross conducted a 29-hole infill drilling program in portions of the reserve area as part of their due diligence activities to further define ore boundaries.

          Drilling, Sampling and Analysis, and Security of Samples. Drilling on the property occurred in four phases. We drilled core and reverse circulation rotary holes during the period of 1988 to early 1989. Battle Mountain drilled core and reverse circulation rotary holes from 1990 to 1995. We drilled core holes in 2002 and 2003 and Kinross drilled core holes in 2005. During the first phase of our drilling, splits were taken of drill samples and submitted for analysis to Silver Valley Laboratories of Osburn, Idaho. Core was sawed and reverse circulation rotary chips were riffle split in order to obtain representative samples for analysis. Check assays of selected samples were submitted for comparison with original assays. Sample intervals were selected by the geologist in charge of the project. After acquiring its joint venture interest, Battle Mountain checked our drill results by submitting splits from the core, pulps from core and reverse circulation rotary samples and reverse circulation rotary duplicate chips to a second laboratory for confirmatory assays. Additionally, Battle Mountain drilled twin holes to confirm our results in selected areas.

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

          Samples from our second phase of drilling in 2002 and 2003 were assayed primarily by CAS Laboratories of Spokane, Washington with most check assays performed by ALS Chemex laboratory of Vancouver, British Columbia. Imbedded standards, sample duplicates and blanks were assayed. We used CAS laboratories of Spokane, Washington as the primary laboratory and ALS Chemex laboratory of Vancouver, British Columbia as the primary check assay laboratory. Core was logged and sample intervals were selected by the geological staff for analysis. Chain of custody was documented between the geologist and the laboratory. Core samples and rejects are stored on site under our supervision.

          Kinross drilling in 2005 was logged by a geologist and assayed by American Analytical Services, Inc., of Osburn, Idaho. Assay intervals were variable and based upon geology. The core samples were split with one-half sent to the assay laboratory and the other half retained for future reference. We have not independently verified quality controls or chain of custody procedures utilized by Kinross.

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

          Permitting and Development. In July 2001, we became the sole owner of the Crown Jewel project and renamed it the Buckhorn Mountain Project. Previously, the Crown Jewel Project had been subject to a joint venture agreement between Crown and Battle Mountain. Battle Mountain had proposed an open-pit mining operation with an on-site processing facility. Battle Mountain's proposed open-pit Crown Jewel Project was subjected to numerous permitting and legal challenges and delays. In January of 2000, the Washington Pollution Control Hearings Board (the "PCHB") vacated the previously granted 401 Water Quality Permit and certain water rights for the Crown Jewel Project. Other permits previously granted to the Crown Jewel Project have since lapsed and are in the process of being reacquired as part of the ongoing permitting process.

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

          During 2002, we began seeking regulatory approval and permits to operate an exclusively underground mining operation at the Buckhorn Mountain Project. In May 2003, we submitted our Initial Buckhorn Mountain Project Plan of Operations with the USFS and the WDOE. The Initial Buckhorn Mountain Project Plan of Operations was deemed complete by the USFS in August 2003. This plan proposed a processing facility seven miles from the mine that we would construct, own, and operate. The ore would have been trucked from the mine to the mill. We believed this development plan significantly reduced the environmental impacts compared to the Crown Jewel open-pit mining plan proposed by Battle Mountain.

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

          As a result of the Department of Interior-Bureau of Land Management issuing the patents to us, the surface title was transferred from the USFS to us. Subsequently, the USFS determined that it was unnecessary for it to continue to be a co-lead agency in the permitting process. The WDOE is now the sole lead agency for all permitting activities. The USFS is currently preparing an Environmental Assessment (EA) for proposed activities that will occur on federal land, including upgrading of existing access roads, the construction of approximately 1.5 miles of new road, the installation and maintenance of water quality monitoring wells and construction of a perimeter fence line. The WDOE completed the work necessary for filing the Draft Supplemental Environmental Impact Statement ("DSEIS") during the third quarter of 2005, and the DSEIS was published on October 28, 2005 for public comment. The WDOE and the USFS is currently addressing public comments concerning the DSEIS and EA as part of preparing the final SEIS and EA.

          We are currently finalizing the construction and operational permits required for development and production on the property. A variety of permits and approvals are under application from the state of Washington and from local governmental entities.

          Although we are not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, as subsequently modified in the environmental review process, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

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

          (c.)     Other Property Interests

          Kings Canyon. The Kings Canyon property in Utah consists of 360 acres of unpatented claims. We hold a 100% interest in the property, subject to a 4% net smelter royalty to third parties. There are no proven or probable reserves or capitalized costs related to the Kings Canyon property as of December 31, 2005. We will continue to maintain the property and if the Kinross merger is not completed we may sell our interest or seek a joint venture partner to further evaluate and develop the Kings Canyon property.

          (d.)          Mineral property and Exploration Expenditure Overview

          During 2005, we incurred $1,863,000 in expenditures (of which $464,000 were reimbursed to us by Kinross) and Kinross directly paid third party vendors an additional $1,466,000 in support of permitting and development of our Buckhorn Mountain Project. We are required to pay annual property taxes on fee lands and patented mining claims we own, which we expense to operations as incurred. These amounted to $6,000 and $5,000 for the years ended December 31, 2005 and 2004, respectively. We are required to pay annual rental and maintenance fees to maintain our interests in unpatented mining claims, which we expense to operations as incurred. These amounted to $20,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively. Any production from our fee lands, patented mining claims, and unpatented mining claims will be subject to ad valorem taxes. We have no work commitments to be fulfilled in 2006.

2006 Annual Maintenance Fee Commitments:

Payments on unpatented mining claims
Property
Buckhorn Mountain Kings Canyon Total	$18,000 2,000 $20,000

Item 3. Legal Proceedings

          We are not currently involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common shares are now traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CRCE.

          The following table sets forth the high and low sales prices on the OTCBB for our common stock for the quarterly periods from January 1, 2004 to December 31, 2005.

2005 First Quarter Second Quarter Third Quarter Fourth Quarter 2004 First Quarter Second Quarter Third Quarter Fourth Quarter	Prices (US$)
	High 1.95 1.74 2.34 2.30 2.62 2.30 2.00 2.40	Low 1.58 1.37 1.80 2.10 2.02 1.55 1.35 1.71

          At March 1, 2006, there were approximately 1,494 record holders of Crown's common stock.

         Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. On June 21, 2005 our Board of Directors declared a dividend of $0.21 per share or $9,661,000, which was paid on July 26, 2005 to holders of record of our common stock as of the close of business on July 14, 2005. We had not previously declared or paid a dividend in our history, and we do not foresee declaring or paying a dividend during 2006.

          On January 18, 2005 we sold 511,640 shares of our common stock to Kinross for proceeds of $1,000,000. We sold the common stock in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. Kinross received restricted stock in the offering.

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

          The selected consolidated financial data set forth below as of and for each of the five years in the period ended December 31, 2005 has been derived from our audited consolidated financial statements (Balance sheet data as of December 31, 2005 and 2004 and Statement of operations data for the years ended December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements included in Item 8, below. Balance sheet data as of December 31, 2003, 2002 and 2001 and Statement of operations data for the years ended December 31, 2002 and 2001 are derived from audited consolidated financial statements which have been presented in previous filings with the SEC). The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included in Item 8 of Part II.
Balance sheet data:	As of December 31,
(in thousands)	2005	2004(1	2003	2002	2001
Total assets	$40,766	$39,440	$34,446	$29,644	$ 31,030
Current portion of long term debt	-	45	49	70	18,302
Non-current portion of long- term debt (net)	8,534	-	353	5,037	107
Working capital (deficit)	983	1,006	2,082	793	(15,713)
Stockholders' equity	24,262	18,462	29,379	19,159	11,630

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2005	2004(1) (2)	2003	2002	2001(3)
Revenues and property sales	$ -	$ -	$ -	$ 171	$ 214
Net income (loss)	$(899)	$(7,119)	$(3,854)	$2,091	$(2,098)
Basic income (loss) per share	$ (0.02)	$ (0.23)	$ (0.59)	$ 0.65	$ (0.72)
Diluted income (loss) per share	$ (0.02)	$ (0.23)	$ (0.59)	$ 0.10	$ (0.72)

(1)     As restated. See Note 14 to the consolidated financial statements included in Item 8 of Part II.
(2)     Until July 26, 2004, the results of Solitario are reflected under the equity method of accounting. On July 26, 2004 we completed the spin-off of Solitario to our shareholders. See Note 4 to the consolidated financial statements included in Item 8 of Part II.
(3)     All per share amounts have been adjusted to account for the 1 for 5 reverse split pursuant to the Plan of Reorganization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, included elsewhere in this report. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

          As discussed in Note 14 to the consolidated financial statements, our financial statements, as of and for the year ended December 31, 2004, have been restated. The following discussion and analysis of our financial condition and results of operations gives effect to the restatement.

          (a.) Business Overview

          We are a precious metals exploration and development company operating in the western United States. As discussed below, prior to our distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, we owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in the Mexico, Brazil, Bolivia and Peru.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. As discussed below, in December 2003, we entered into a toll-milling agreement with a wholly-owned subsidiary of Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of December 31, 2005, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. Virtually all of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger.

          Since the announcement of the planned Kinross merger we have essentially limited our activities to permitting the Buckhorn Mountain Project and general and administrative duties required to complete the planned merger. However, we have historically derived our revenues principally from interest income and the option and sale of property interests. We currently have limited financial resources and, accordingly are not engaged directly in any significant exploration or development activity other than at our Buckhorn Mountain Project. Our current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross. Unless we are successful in these objectives, it is unlikely that we will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not completed, we will need significant additional financial resources to develop the Buckhorn Mountain Project and we cannot provide assurance that we will be able to obtain such financial resources. We currently estimate the initial capital cost for the Buckhorn Mountain Project will require approximately $32.6 million. Based upon our current business plan, we estimate our current financial resources are sufficient to fund its operations through the first quarter of 2007, excluding any additional funding we would require to develop the Buckhorn Mountain Project, should the Merger with Kinross not be completed.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 962,302 Retained Shares upon the exercise of warrants and at December 31, 2005, had 36,004 Retained Shares. Although we claim no beneficial interest in the Retained Shares, we carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. We have recorded an unexercised warrant liability of $542,000, which includes $56,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $486,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. We record any changes in the value of our unexercised warrant liability in the statement of operations. See Note 7 to the consolidated financial statement included elsewhere in this report. During the years ended December 31, 2005 and 2004, we recorded a gain on our investment in Retained Shares of $37,000 and $1,263,000, respectively, and we recorded a loss on derivative instruments related to our unexercised warrant liability of $205,000 and $3,475,000, respectively. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, we will no longer own any shares of Solitario.

          On December 21, 2004, the Department of Interior-Bureau of Land Management approved our patent application on nine unpatented mining claims and we received title to both the surface and mineral estate on approximately 154 acres of land. We now own title to both the mineral and surface estate covering the entire ore reserve.

          (b.) Recent Financing Transactions

          On February 24, 2006 we amended the Kinross Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduce the exchange ratio to 0.32 shares of Kinross stock and (iv) provide that if the merger is not completed by July 1, 2006 Kinross will loan us $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

          On May 31, 2005, we amended the Merger Agreement with Kinross to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by us (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if we paid a dividend of up to $0.21 per share to our shareholders, Kinross would reimburse us upon the payment of certain third party invoices received by us after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. As a result of the May 31, 2005 amendment, as of December 31, 2005, we recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and we have recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

          On June 20, 2005 we issued the Convertible Debenture which has a term of five years, an interest rate of 4% payable annually with a provision to delay the first two annual interest payments, at our election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million of our shares of common stock, plus shares of our common stock for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by us, we shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of our common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of our common stock. The discount is being amortized as interest cost over the stated term of the Convertible Debenture as interest cost. We capitalized interest cost of $158,000 from amortization of the discount to development cost during the year ended December 31, 2005. In addition, we recorded $211,000 of interest on the Convertible Debenture for the year ended December 31, 2005, which has also been capitalized to Buckhorn Mountain development costs.

          On July 26, 2005, we used the majority of the proceeds from the Convertible Debenture to pay a dividend of $0.21 per share to shareholders of record as of July 14, 2005 and recorded a $9,661,000 charge to additional paid-in capital.

          During 2005, warrant holders exercised warrants for 7,037,105 shares of our common stock on a cashless basis and received 4,582,614 shares of our common stock and 810,997 Retained Shares. During 2005, warrant holders exercised warrants for 893,853 shares on a cash basis by paying us $670,000 and received 893,953 shares of our common stock and 103,013 Retained Shares. As a result of these exercises, during 2005, we reduced our investment in retained shares of Solitario by $1,409,000 for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $11,135,000 for the fair value of the shares of our common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised. At December 31, 2005 we have warrants exercisable into 312,377 shares of our common stock and we have 36,004 Retained Shares related to those warrants.

          Concurrently with an amendment to the Merger Agreement, signed on December 30, 2004, we agreed to sell to Kinross and Kinross agreed to purchase from us 511,640 newly issued shares of our common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004, per the terms of the amendment. The closing of the sale occurred on January 18, 2005. We used the proceeds of this offering to pay for permitting costs related to our Buckhorn Mountain Project.

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

          The restructuring was completed through an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into our common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into our common stock at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of our common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of our common stock at the conversion price at our election. In November 2003, all Subordinated Notes were automatically converted into shares of our common stock. In December 2003, substantially all Secured notes were converted into shares of our common stock. In July 2005, Wells Fargo Bank, Minnesota (the "Disbursing Agent") exercised warrants due to the unexchanged Debentures for 68,589 shares on a cashless basis into 42,996 shares of Crown common stock.

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of March 1, 2006, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the Disbursing Agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent on behalf of unexchanged Debentures on July 26, 2005), 68,589 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of our common stock from the exercise of warrants to acquire 68,589 shares of our common stock which were exercised in July 2005. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to us any undistributed cash and Crown common stock.

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

          We have historically derived our revenues from the option and sale of property interests, interest income and to a lesser extent from payments on royalty interests and the sale of our share of gold produced on our properties. Revenues from the option and sale of property interests have consisted of a small number of relatively large transactions. Such transactions have occurred, and in the future are likely to occur, if at all, at irregular intervals and have a significant impact on operating results in the periods in which they occur. In the past, our exploration and development expenditures have constituted the bulk of our activities.

          2005 vs. 2004

          For 2005, we had a net loss of $899,000 or $0.02 per basic and diluted share, compared to a net loss of $7,119,000, or $0.23 per basic and diluted share, respectively, in 2004. We recorded no revenue in 2005 or 2004. The net loss in 2004 is primarily a result of a $3,475,000 loss on derivative instrument, offset by a $1,263,000 gain on our investment in Solitario, deferred income tax expense of $3,024,000, and other costs of operations aggregating $1,883,000. Each of these items is discussed in more detail below.

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. During the years ended December 31, 2005 and 2004, Crown recorded a loss on derivative instrument of $205,000 and $3,475,000, respectively, related to the increases in the fair value of the unexercised warrants.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Solitario shares, (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 962,302 Retained Shares upon the exercise of warrants and at December 31, 2005, had 36,004 Retained Shares. During the years ended December 31, 2005 and 2004, Crown recorded a gain of $37,000 and $1,263,000, respectively, on its investment in retained shares of Solitario related to the difference in the carrying cost of the Retained Shares on the date of the spin-off and the fair value of the balance of the Retained Shares.

          General and administrative expenses increased slightly to $1,034,000 in 2005 compared to $935,000 in 2004. Salary and bonus expense, including benefits increased to $922,000 in 2005 compared to $759,000 in 2004 as a result of increased salaries and director fees and bonuses paid as a result of the continued delay in completing the Kinross merger. The increase in salaries and bonus expense was mitigated by a modest increase in our management fees charged to Solitario to $423,000 in 2005 from $390,000 in 2004, which are classified as an offset to our general and administrative costs and by a reduction in legal and accounting costs to $359,000 in 2005 from $455,000 in 2004. Other general and administrative costs, including shareholder and investor relations costs, were comparable from 2004 to 2005.

          We recorded other income of $60,000 during 2004. This was primarily as a result of recording a gain of $70,000 on the sale of 1,000,000 shares of Royal Standard Minerals common stock for proceeds of $241,000. There were no similar transactions in 2005. As of December 31, 2005, we no longer hold any marketable equity securities and do not expect to record any gains or losses from similar transactions in the future.

          Variable option compensation expense of $518,000 was recorded in 2004 related to an increase in the vested intrinsic value of our options primarily as a result of the acceleration of vesting of our outstanding options from 60% at December 31, 2003 to 100% just prior to the exercise of the options during the third quarter of 2004. This was partially offset by a decrease in the intrinsic value of each individual option due to a decrease in the underlying market price of our stock from $2.52 at December 31, 2003 to between $1.85 on July 6, 2004 and $1.92 on July 12, 2004 when the vast majority of the options were exercised. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. All of our unexercised stock options were exercised during July 2004 and there was no variable option compensation expense in 2005.

          Our equity in loss of Solitario was $475,000 in 2004 compared to no equity gain loss recorded in 2005. We completed a spin-off of Solitario on July 26, 2004, as discussed above, and no longer had an equity interest in the company after that date.

          We recorded income tax benefit of $245,000 in 2005 versus an income tax expense of $3,024,000 in 2004. The increase during 2004 in income tax expense was primarily related to a $2,808,000 charge to deferred income tax in connection with the taxable spin-off of our interest in Solitario. In addition, during 2004, deferred tax benefits of $116,000, were not provided on $341,000, of non-deductible variable option compensation expense, related to incentive stock options, recorded during the years ended December 31, 2004, which are treated as a permanent difference and there were no similar items during 2005. In addition, deferred tax benefit of $70,000 and $1,182,000, respectively, was not provided on the loss on derivative instrument - unexercised Crown warrants of $205,000 and $3,475,000 recorded during the years ended December 31, 2005 and 2004, respectively, which are also treated as permanent differences. Included in deferred tax expense at December 31, 2005 and 2004 is $82,000 and $310,000, respectively, of other permanent differences related to certain non-deductible interest expense paid in our common stock in our prior year tax returns, and non-deductible losses related to certain Canadian subsidiaries. During 2004 we recognized the tax gain on the disposal of our investment in Royal Standard Minerals. The remaining change in tax expense and benefit from the same period in the prior year was related to the level of pre-tax loss in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

          Variable option compensation expense decreased significantly to $518,000 in 2004 from $3,126,000 in 2003. The large expense in 2003 was primarily as a result of an increase in the intrinsic value of stock options due to an increase in the value of our common stock from $0.58 per share at December 31, 2002 to $2.52 per share at December 31, 2003 The lower value in 2004 is primarily a result of the decrease in the intrinsic value of the options due to a decrease in the underlying market price of our stock from $2.52 at December 31, 2003 to between $1.85 on July 6, 2004 and $1.92 on July 12, 2004 when the vast majority of the options were exercised. This decrease was mitigated by the acceleration of vesting of the options from 60% at December 31, 2003 to 100% just prior to the exercise of the options during the third quarter of 2004. Under variable plan accounting, which initially resulted from the re-pricing of existing options in 1999 and 1998, changes in the intrinsic value of the stock options are charged (credited) to expense over the service period (the vesting period) of the related options. All of our unexercised stock options were exercised during July 2004.

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

          In order to obtain the necessary permits for the Buckhorn Mountain Project, we funded the costs of preparing a Draft Supplemental Environmental Impact Statement ("DSEIS") by the Department of Ecology of the State of Washington (the "WDOE"). As of December 31, 2005, the WDOE had completed the DSEIS and is preparing a Final Supplemental Environmental Impact Statement using third-party contractors to assist with its review. The costs of the review by the WDOE and any third-party contractors are billed to Crown by the WDOE on a periodic basis. We have accrued liabilities of $400,000 primarily for these costs at December 31, 2005, based on inquiries of the WDOE and third-party contractors regarding unbilled fees for services rendered through December 31, 2005.

          2005 vs. 2004

          Net cash used in operating activities decreased to $965,000 in 2005 compared to $1,137,000 in 2004. The primary reason for the decrease was a reduction in the use of cash during 2005 to reduce accounts payable compared to 2004. During 2005 we used $19,000 in cash to reduce our accounts payable balances compared to $117,000 during 2004. In addition we reduced our receivables by $16,000 during 2005 which generated cash compared to a use of cash of $72,000 from an increase in our receivables during 2004. We also recorded an increase in interest income during 2005 of $75,000 compared to interest income of $24,000 during 2004. These reductions in cash used from operations were partially offset by the increase in general and administrative costs during 2005 compared to 2004. If our pending Merger with Kinross is not completed, we would expect our 2006 cash used in operating activities to be comparable to 2005, as a result of expected comparable general and administrative costs in 2005 compared to 2004.

          Net cash used in investing activities increased to $1,891,000 in 2005 compared to $1,163,000 in 2004 as a result of significantly increased development activities related to our Buckhorn Mountain Project. The expenditures during 2005 and 2004 were primarily related to costs for permitting paid to the State of Washington and third-party consultants for preparation and review of the DEIS and the final EIS as well as other permitting costs. These cash additions during 2005 included costs of $464,000 that Kinross reimbursed us for permitting costs (but exclude $1,466,000 of costs that Kinross directly paid to third party vendors for permitting costs during 2005) as a result of the amendment to the Merger Agreement discussed under recent developments above. These increased payments were partially offset by a reduction in capitalized interest paid in cash during 2005. We capitalized interest paid in cash during 2004 of $183,000 compared to no capitalized interest paid in cash during 2005 as discussed below. If our pending Merger with Kinross is not completed, we expect our future net expenditures at Buckhorn Mountain to increase as the bulk of our costs during 2005 were either paid directly by Kinross or reimbursed to us by Kinross.

          All interest costs, including non-cash interest costs, for 2005 and 2004 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $374,000 and $3,884,000 for 2005 and 2004, respectively. Interest costs decreased significantly during the 2005 compared to 2004 as a result of the conversion of our Senior Notes during the third quarter of 2004. Our capitalized interest cost during 2005 was related to accretion of $5,000 of interest on our Keystone note, accrued interest of $211,000 on our Convertible Debenture and $158,000 for amortization of our beneficial conversion feature on our Convertible Debenture. Capitalized interest costs for 2004 included the payment of $183,000 of interest paid in cash, accretion of interest on our Keystone Note of $7,000, the amortization of discounts of $193,000, the capitalization as interest cost of all remaining Senior Note discounts upon conversion of the Senior Notes during July 2004 of $3,104,000 and the capitalization of additional interest costs from the issuance of our common shares as interest during the third quarter of 2004 of $397,000. If our pending Merger with Kinross is not completed during 2006, we would expect our interest costs to increase compared to 2005 as a result of the accrual of the stated interest of four percent on our Convertible Debenture plus the amortization of the beneficial conversion, which is estimated to be approximately $308,000 during 2006. However, should the Convertible Debenture be converted by Kinross during 2006 interest costs would increase as the result of a charge for any remaining balance in the beneficial conversion feature, which has a balance of $1,466,000 at December 31, 2005, this increase would be partially mitigated by any reduction in the stated interest on the Convertible Debenture, which would no longer be accrued upon conversion.

          Net cash provided by financing activities during 2005 included $1,000,000 from the issuance of 511,640 shares of our common stock to Kinross and the issuance of our $10,000,000 Convertible Debenture, both discussed above under recent financing activities. The funds from the Convertible Debenture were partially offset by our distribution of a dividend to our shareholders of $9,661,000 on July 26, 2005. We made payments of $50,000 on our Keystone note in both 2005 and 2004. During 2005 we received $671,000 from the exercise of warrants on a cash basis. We also received payments from Kinross for reimbursements of permitting costs of $464,000 which are included in additional paid-in capital as a result of the amendment to the Merger Agreement discussed above in recent financing activities. During 2004 we received $1,355,000 from the exercise of options and $711,000 from the exercise of warrants on a cash basis. If our pending Merger with Kinross is not completed by July 1, 2006, Kinross is obligated to loan us $2,000,000 which we will use to acquire an existing net smelter royalty owed to Newmont at our Buckhorn Mountain Project. We do not expect 2006 to have any other significant cash provided from financing activities, as we do not expect any other share or debt issuances or any exercises of options or warrants.

          2004 vs. 2003

          Net cash used in operating activities increased to $1,137,000 in 2004 from $813,000 in 2003. The increase was primarily related to a decrease in our accounts payable and other current liabilities (which used cash from operations) of $247,000 as well as an increase in prepaid expenses and other current assets of $126,000 as a result of the timing of payments for general and administrative activities. This change in use of cash was partially mitigated by reductions in general and administrative costs in 2005 compared to 2004 and an increase in interest and other income in 2005 compared to 2004. If our pending Merger with Kinross is not completed we would expect our 2005 cash used in operating activities to increase significantly as we will increase our general and administrative expenses related to the development of Buckhorn Mountain Project.

          Net cash used in investing activities decreased to $1,163,000 in 2004 from $1,215,000 in 2003 as a result of the sale of marketable equity securities for proceeds of $241,000 which was mitigated by a slight net increase in net cash capital expenditures at the Buckhorn Mountain Project. During 2004 we expended $2,095,000 on development of our Buckhorn Mountain Project compared to $1,168,000 during 2003, however our accounts payable and accrued liabilities related to capitalized costs increased by $876,000 from the end of 2003 to the end of 2004. The large increase in expenditures during 2004 was related to permitting and other costs necessary to advance the project in preparation for our pending Merger with Kinross, however approximately $996,000 of these costs had not been submitted to us by the WDOE and were included in accrued liabilities at December 31, 2004, rather than being reflected as cash expenditures for permitting for the Buckhorn Mountain Project during 2004.

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

          (f.) Contractual obligations and planned expenditures

          We have budgeted $1,044,000 for permitting and development expenditures in 2006, which will be fully expended by us only if our pending Merger with Kinross is not completed prior to December 31, 2006. The bulk of these costs will be for completion of a Final Supplemental Environmental Impact Statement related to the currently filed amended Plan of Operations for the Buckhorn Mountain Project. We anticipate all of these costs will be reimbursed to us by Kinross through December 31, 2006, the termination date of the Merger agreement.

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

 Future contractual obligations and cash commitments at December 31, 2005 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2006	2007	2008	2009	2010+	Total
Convertible Debenture, including interest	-	-	1,200	400	10,400	12,000
Unpatented mining claim payments [1]	20	20	20	20	20	100
Asset retirement obligation	-	-	-	-	60	60
Operating leases	27	-	-	-	-	27
Total commitments	$ 47	$ 20	$1,220	$420	$10,480	$12,187

     (1)     Assumes continued payment of mining claim payments on existing mineral properties.

          Cash and cash equivalents amounted to $1,649,000 at December 31, 2005. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at December 31, 2005 was $983,000.

          (g.) Related party transactions

          As discussed in (a) "Business Overview and (b) "Recent Financing Transactions above, we executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each of share of our outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing, which has been subsequently amended to extend the termination date to December 31, 2006 and increase to 0.32 the Kinross shares exchanged for each share of our common stock. On January 18, 2005 Kinross acquired 511,640 shares of our common shares for $1,000,000. On June 20, 2005, we issued the $10,000,000 Convertible Debenture to Kinross. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, which is being amortized over the stated term of the Convertible Debenture. We capitalized interest cost of $158,000 to our Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the year ended December 31, 2005. We accrued $211,000 of interest on the Convertible Debenture for the year ended December 31, 2005 which was capitalized to our Buckhorn Mountain Project. In addition as of December 31, 2005, we have recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and we have recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

             We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses; payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $423,000 for 2005, $390,000 for 2004, and $351,000, for 2003, which are recorded as a reduction to general and administration costs.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 962,302 Retained Shares upon the exercise of warrants and at December 31, 2005, had 36,004 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. At December 31, 2005, we have recorded an unexercised warrant liability of $542,000, which includes $56,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $486,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current, see Note 7 to the consolidated financial statements. During the years ended December 31, 2005 and 2004, we recorded a gain of $37,000 and $1,263,000, respectively, on our investment in the Retained Shares. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

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

          As of December 31, 2005, Solitario owns 6,071,626 of our common shares or approximately 13.2% of our outstanding shares.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

             We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2005, the Signing Shareholders collectively held 16,443,549 shares or 35.7% of our outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of December 31, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

            In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by us. The proceeds from the first Senior Note (the "Solitario Note") of $350,000 were delivered to us. The independent Board members of Crown and Solitario approved the transaction. We paid Solitario $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. During the year ended December 31, 2003, Solitario received 228,677 in shares of Crown common stock and $25,000 in cash as interest under the Senior Notes. On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of our common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Senior Notes.

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

          (h.) Critical Accounting Estimates

Mineral Properties, net

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $374,000, $3,884,000, and $3,068,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and December 31, 2004 a total of $18,143,000 and $17,769,000, respectively, of interest costs have been capitalized as mineral properties, net at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven or probable reserves. Upon identifying proven or probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral properties with proven or probable reserves which support development of proven or probable reserves or which expand existing proven or probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in 2005, 2004 or 2003.

Reserves

          Our probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, dilution due to waste, and ore type. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve assumes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, and operating costs. The probable reserves figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold will be realized. Ounces of gold in the probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, could render probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. As discussed below, the ultimate recovery of our mineral reserves is dependent on obtaining necessary permits for the Buckhorn Mountain Project.

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

          As a result of the Department of Interior-Bureau of Land Management issuing the patents to us, the surface title was transferred from the USFS to us. Subsequently, the USFS determined that it was unnecessary for it to continue to be a co-lead agency in the permitting process. The WDOE is now the sole lead agency for all permitting activities. The USFS is currently preparing an Environmental Assessment (EA) for proposed activities that will occur on federal land, including upgrading of existing access roads, the construction of approximately 1.5 miles of new road, the installation and maintenance of water quality monitoring wells and construction of a perimeter fence line. We completed the work necessary for filing the Draft Supplemental Environmental Impact Statement ("DSEIS") during the third quarter of 2005, and the DSEIS was published on October 28, 2005 for public comment. We are currently assisting the WDOE and the USFS in addressing public comments concerning the DSEIS and EA as part of preparing the final SEIS and EA.

          Although we are not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, as subsequently modified in the environmental review process, there will continue to be uncertainty regarding our ability to obtain the necessary permits from the regulatory authorities in a timely manner, if ever.

          Construction of the Buckhorn Mountain Project will not begin, if at all, prior to the successful issuance of the remaining permits and resolution of the potential future legal and administrative challenges. Potential delays due to the appeals process, permit process or litigation are difficult to quantify.

          (j) Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

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

          We have concluded that there were certain material weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2005. These weaknesses resulted in adjustments related to properly applying accounting principles generally accepted in the United States of America to the accounting for accrued liabilities and accounts payable in our statement of cash flows. The events cited in this report that are the subject of the restatement described in Note 14 to the consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting, discussed below.

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

          We have performed a limited review of our system of internal controls over financial reporting and noted certain deficiencies in these controls. These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policies and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process.

Steps taken to address material weaknesses and deficiencies and inherent limitations

          We have taken steps to address the above identified material weaknesses and deficiencies, including (i) hiring of an outside accounting firm, other than our independent public accounting firm to assist with preparation of our quarterly and annual reports, (ii) instituting a plan to update our accounting policies and procedures and budgeting processes, (iii) ongoing training and education regarding United States generally accepted accounting principles and Securities and Exchange Commission reporting and disclosure requirements and (iv) an ongoing process to upgrade our existing information technology systems.

          Management believes that due to our nature and size, with only seven total employees, it may not be economically feasible to completely eliminate and or mitigate all noted material weaknesses in disclosure controls and procedures and all deficiencies in internal control over financial reporting. Management believes to do so would require the addition of several high-level accounting and financial reporting staff or the engagement of additional outside accounting and legal firms as well as the potential addition of several administrative positions that we do not believe would make economic sense for our shareholders. We believe that our conclusions in this regard are consistent with the proposed recommendations, reported in December 2005, of the Internal Controls Subcommittee to the Securities and Exchange Commission's Advisory Committee on Smaller Public Companies. The existence of these weaknesses and deficiencies potentially subjects our company to additional risk that there may be material misstatements in the future as a result of the misapplication of United States generally accepted accounting principles or the improper recording of our accounts from the lack of segregation of duties.

Integrity of the financial information

          Our officers assure themselves of the integrity of financial information by applying existing control procedures. For example our CFO reconciles general ledger balances to subsidiary ledgers or supporting schedules for all significant accounts and also performs various analytical procedures on financial information. Officers also hold informal meetings to review and approve all financial information.

          In addition, Crown's senior management consists of Mr. Herald, our CEO, Mr. Maronick, our CFO and Mr. Hunt, our Vice President of Operations and our entire company has only seven employees. With such a small and (operationally) efficient staff, we are in constant contact on a daily basis and are intimately familiar with the contents of our financial information and the related disclosures. Our senior management essentially creates our financial information as opposed to having financial information "provided" to them as may be the case with larger organizations. Furthermore, the total number of transactions, for example checks drawn on our bank accounts and recorded journal entries to our accounting records, rarely exceed 100 per month. We believe this gives us a natural advantage over large organizations, but has its limitations, as discussed above, for example with regard to internally available depth of knowledge in complex accounting and reporting and the application of all United States generally accepted accounting principles. Mr. Maronick has and will continue to regularly attend ongoing professional training in these areas to stay up to date. We intend to continue to utilize the outside accounting firm, discussed above, (not our independent public accounting firm) to assist in preparation of our financial statements and disclosures. We believe these steps also provide management with additional assurance regarding the integrity of our financial information.

          Our audit committee also reviews the financial information including discussions with the outside accounting firm and our independent public accounting firm. Management regularly discusses our financial statements and the annual and quarterly filings on Form 10-K and Form 10-Q with our outside accounting firm and members of the audit committee to satisfy management regarding the integrity of the financial information included in public filings with the Securities and Exchange Commission.

          We continue to strive to provide accurate and timely financial information and take steps that, within reason for a firm of our size and within the sensible economic benefit for our shareholders, give management the best possible assurance of the integrity of our financial information.

          Accordingly, the combination of all of the above factors along with our existing disclosure controls and procedures and our systems of internal control, including the implementation of the steps we have taken to mitigate the above noted weaknesses and deficiencies, allow management to assure them of the integrity of our financial information.

          (k.) Recent Accounting Pronouncements

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. We have not yet determined what effect if any, the adoption of SFAS No. 155 will have our financial position, results of operations or cash flows.

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

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 "Share Based Payments" as originally issued. SFAS 123R is effective as of the beginning of the first annual period that begins after June 15, 2005. On January 1, 2006 we adopted SFAS 123R and its adoption has not had any effect on our financial position or results of operations or cash flows as all of our outstanding options were exercised during 2004, there have been no grants of new options since and we have no outstanding options as of December 31, 2005 or 2004.

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance of APB Opinion No. 29 is based upon the principle that exchanges of non-monetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS No. 153 during the third quarter of 2005 and its adoption has not had any effect on our financial position or results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          (a) Equity Price Risks

          We have estimated that a hypothetical increase of ten percent in the equity price of our common stock will increase the fair value of our unexercised warrant liability by $72,000 as of December 31, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of our common stock will decrease the fair value of our unexercised warrant liability by $72,000 as of December 31, 2005.

          We have estimated that a hypothetical increase of ten percent in the equity price of Solitario common stock will increase the fair value of our investment in Solitario by $6,000 as of December 31, 2005. We have estimated that a hypothetical decrease of ten percent in the equity price of Solitario common stock will decrease the fair value of our investment in Solitario by $6,000 as of December 31, 2005.

          (b.) Interest Rate Risks

          We have estimated that a hypothetical increase of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will decrease the value of our future earnings and increase the fair value of our warrant liability by less than $1,000 as of December 31, 2005. We have estimated that a hypothetical decrease of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will increase our future earnings and decrease the estimated fair value of our warrant liability by less than $1,000 as of at December 31, 2005.

          Crown has no material interest rate risks related to its debt instruments as of December 31, 2005 as the Convertible Debenture has a fixed interest rate.

          (c.) Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on March 1, 2006 was $563 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 8. Financial Statements and Supplementary Data
CROWN RESOURCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Reports of Independent Registered Public Accounting Firm	32
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005, and 2004 (as restated)	33
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 (as restated), and 2003	34
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 (as restated), and 2003	35
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (as restated), and 2003	36
Notes to Consolidated Financial Statements (as restated)	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Crown Resources Corporation
Wheat Ridge, Colorado

We have audited the consolidated balance sheet of Crown Resources Corporation as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Resources Corporation as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 1, 2006
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crown Resources Corporation
Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheet of Crown Resources Corporation and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown Resources Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the accompanying 2004 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Denver, Colorado
April 7, 2005 (May 27, 2005 as to the effects of the restatement discussed in Note 14)

CROWN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2005	2004
		(As restated, see Note 14)
Assets
Current assets:
Cash and cash equivalents	$ 1,649	$ 2,081
Restricted short-term investments	27	27
Investment in Solitario Resources Corporation, at fair value	56	1,428
Receivable from Solitario Resources Corporation	45	79
Prepaid expenses and other	59	41
Total current assets	1,836	3,656
Mineral properties, net	38,771	35,639
Other assets:
Other	159	145
Total other assets	159	145
	$40,766	$39,440
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 102	$ 181
Accrued liabilities	484	996
Current portion of long-term debt	-	45
Unexercised warrant liability, at fair value	56	1,428
Accrued interest payable	211	-
Total current liabilities	853	2,650
Long-term liabilities:
Asset retirement obligation	24	23
Unexercised warrant liability, at fair value	486	11,453
Convertible Debenture, net of discount	8,534	-
Deferred income taxes	6,607	6,852
Total long-term liabilities	15,651	18,328
Commitments and contingencies (Notes 2, 3, 5, 6, 9)
Stockholders' equity
Preferred stock, $0.01 par value; authorized 40,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value: authorized 100,000,000 shares; issued and outstanding; 46,002,239 and 40,014,132 shares at December 31, 2005 and 2004, respectively	460	400
Additional paid-in capital	57,890	50,763
Kinross receivable	(488)	-
Accumulated deficit	(33,600)	(32,701)
Total stockholders' equity	24,262	18,462
	$40,766	$39,440

See notes to consolidated financial statements

CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year ended December 31,
	2005	2004	2003
		(As restated, see Note 14)
Costs, expenses and other:
Exploration expense	3	27	27
Depreciation and amortization	14	12	15
General and administrative, net (1)	1,034	935	995
Variable option compensation expense (1)	-	518	3,126
Interest income	(75)	(24)	(25)
Gain on investment in Solitario Resources Corporation	(37)	(1,263)	-
Equity in loss of Solitario Resources Corporation	-	475	571
Loss on derivative instrument-unexercised Crown warrants	205	3,475	-
Other income, net	-	(60)	-
Total costs, expenses and other before income taxes	1,144	4,095	4,709
Income tax benefit (expense)	245	(3,024)	855
Net income (loss)	$(899)	$(7,119)	$(3,854)
Per share:
Basic and diluted loss per share	$(0.02)	$ (0.23)	$ (0.59)
Number of shares used in calculation of basic and diluted
Loss per share	43,122	30,366	6,575

(1)     Due to its size, variable option compensation expense is stated separately in order to give visibility to the item. The entire amount would be included in general and administrative expense, if it was allocated among the line items in the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For December 31, 2005, 2004, and 2003
								Accumulated
			Additional			Unearned		Other
(in thousands, except	Common Stock		Paid-in	Kinross	Treasury	Compen-	Accumulated	Comprehensive
share amounts)	Shares	Amount	Capital	Receivable	Stock	sation	Deficit	Income (loss)	Total
Balance, January 1, 2003	3,851,162	$ 39	$41,178	$ -	$ (76)	$ (293)	$(21,728)	$ 39	$19,159
Issuance of shares for interest	1,752,886	17	1,501	-	-	-	-	-	1,518
Issuance on exercise of Warrants	2,024,127	20	688	-	-	-	-	-	708
Issuance of shares on conversion of Secured Notes	5,697,131	57	1,937	-	-	-	-	-	1,994
Issuance of shares on conversion of Subordinated notes	5,333,333	53	3,947	-	-	-	-	-	4,000
Issuance of shares on conversion of Subordinated B notes	3,606,667	36	2,669	-	-	-	-	-	2,705
Issuance of shares on exercise of Options	56,000	1	80	-	-	-	-	-	81
Acquisition of Crown shares by Solitario Resources Corporation	-	-	-	-	(230)	-	-	-	(230)
Intrinsic value of variable plan options issued	-	-	4,924	-	-	(4,924)	-	-	-
Variable plan option compensation	-	-	-	-	-	3,068	-	-	3,068
Additional paid-in capital arising from sale of shares by investee, net of tax of $130			253	-	-	-	-	-	253
Comprehensive loss:				-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,854)	-	(3,854)
Net unrealized loss on marketable equity securities net of tax of $12	-	-	-	-	-	-	-	(23)	(23)
Comprehensive loss	-	-	-	-	-	-	-	-	(3,877)
Balance , December 31, 2003	22,321,306	223	57,177	-	(306)	(2,149)	(25,582)	16	29,379
Issuance of shares for interest	258,537	2	483	-	-	-	-	-	485
Issuance of shares on exercise of Warrants	3,569,577	36	675	-	-	-	-	-	711
Issuance of shares on conversion of Secured Notes	10,485,712	105	3,495	-	-	-	-	-	3,600
Issuance of shares on exercise of Options	3,379,000	34	1,321	-	-	-	-	-	1,355
Change in deferred tax due to non-qualified stock options exercised	-	-	400	-	-	-	-	-	400
Additional paid-in capital arising from sale of shares by investee, net of tax of $85	-	-	165	-	12	-	-	-	177
Change in treasury stock due to Solitario con- version of Senior Notes to common stock	-	-	-	-	(405)	-		-	(405)
Solitario spin-off:				-
Warrant liability	-	-	(9,455)	-	-	-	-	-	(9,455)
Distribution of Solitario shares			(1,867)	-	699		-	-	(1,168)
Variable plan option compensation	-	-	(1,631)	-	-	2,149	-	-	518
Comprehensive loss: Net loss (1)	-	-	-	-	-	-	(7,119)	-	(7,119)
Net unrealized loss on marketable equity securities held by Solitario prior to the spin-off, net of tax of $10	-	-	-	-	-	-	-	(20)	(20)

Transfer unrealized loss on marketable equity securities upon spin off of Solitario, net of tax of $9	-	-	-	-	-	-	-	17	17
Transfer unrealized gain on marketable equity securities to income, net of tax of $6	-	-	-	-	-	-	-	(13)	(13)
Comprehensive loss (1)	-	-	-	-	-	-	-	-	(7,135)
Balance, December 31, 2004	40,014,132	400	50,763	-	-	-	(32,701)	-	18,462
Issuance of shares for cash	511,640	5	995	-	-	-	-	-	1,000
Issuance of shares on exercise of Warrants	5,476,467	55	11,751	-	-	-	-	-	11,806
Conversion feature discount	-	-	1,624	-	-	-	-	-	1,624
Payment of dividend	-	-	(9,661)	-	-	-	-	-	(9,661)
Kinross payment of invoices and equity receivable	-	-	2,418	(488)	-	-	-	-	1,930
Net loss	-	-	-	-	-	-	(899)	-	(899)
Balance, December 31, 2005	46,002,239	$ 460	$57,890	$ (488)	$ -	$ -	$(33,600)	$ -	$ 24,262
(1) As restated see Note 14

See notes to consolidated financial statements.

CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2005	2004	2003
		(As restated, see Note 14)
Operating Activities:
Net loss	$(899)	$(7,119)	$(3,854)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14	12	15
Compensation expense for variable options	-	518	3,126
Equity in loss of Solitario Resources Corporation	-	475	571
Gain on investment in Solitario Resources Corporation	(37)	(1,263)	-
Loss on derivative instrument	205	3,475	-
Deferred income taxes	(245)	3,024	(855)
Gain on sale of assets	-	(70)	-
Changes in operating assets and liabilities:
Prepaid expenses and other	16	(72)	54
Accounts payable and other current liabilities	(19)	(117)	130
Net cash used in operating activities	(965)	(1,137)	(813)
Investing Activities:
Additions to mineral properties, net	(1,863)	(1,399)	(1,168)
Proceeds from sales of marketable equity securities	-	241	-
Increase in restricted investments	-	(5)	(60)
Decrease (increase) in other assets	(28)	-	13
Net cash used in investing activities	(1,891)	(1,163)	(1,215)
Financing Activities:
Proceeds from issuance of common shares for cash	1,000	-	-
Proceeds from issuance of Convertible Debenture	10,000	-	-
Payment of dividend on common shares	(9,661)	-	-
Proceeds from exercise of warrants	671	711	708
Payments on long-term note payable	(50)	(50)	(70)
Proceeds from Kinross payment of permitting costs	464	-	-
Proceeds from exercise of options	-	1,355	23
Proceeds from issuance of Subordinated B Notes	-	-	2,705
Payment to redeem Secured notes	-	-	(6)
Net cash provided by financing activities	2,424	2,016	3,360
Net increase (decrease) in cash and cash equivalents	(432)	(284)	1,332
Cash and cash equivalents, beginning of year	2,081	2,365	1,033
Cash and cash equivalents, end of year	$ 1,649	$ 2,081	$ 2,365
Supplemental disclosure of cash flow information:
Cash paid for capitalized interest	$ 5	$ 183	$ 310
Non-cash transactions:
Non-cash interest capitalized	374	3,701	2,758
Common stock issued on cashless exercise of warrants	11,135	26	-
Increase in mineral properties for invoices paid directly to third party vendors by Kinross	1,466	-	-
Increases (decreases) in additions to mineral property on account	572	(876)	-
Beneficial conversion discount charged to additional paid in capital	1,624	-	-
Debt converted to shares of common stock	-	3,600	8,699

See notes to consolidated financial statements.

1. Business and Summary of Significant Accounting Policies:

Business

          Crown Resources Corporation and its subsidiaries ("Crown") are engaged principally in the permitting and future development of the Buckhorn Mountain gold project in Washington State. Historically, Crown acquired and explored mineral properties located in the western United States. As discussed in Note 4 below, prior to Crown's distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, Crown owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in Mexico, Brazil, Bolivia, and Peru.

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

          Crown currently has limited financial resources and, accordingly is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross (see Note 3). Unless Crown is successful in these objectives, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and Crown cannot assure you that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require approximately $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through the first quarter of 2007.

Spin-off of Solitario

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 962,302 Retained Shares upon the exercise of warrants and at December 31, 2005, had 36,004 Retained Shares. Although Crown claims no beneficial interest in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. At December 31, 2005 and 2004, Crown has recorded an unexercised warrant liability of $542,000 and $12,881,000, respectively, which includes $56,000 and $1,428,000, respectively, classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $486,000 and $11,453,000, respectively, for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. Crown records any changes in the value of the unexercised warrant liability in the statement of operations. (See Note 7) During the years ended December 31, 2005 and December 31, 2004, Crown recorded a gain on its investment in Retained Shares of $37,000 and $1,263,000, respectively, and Crown recorded a loss on derivative instruments related to its unexercised warrant liability of $205,000 and $3,475,000, respectively. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario.

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

          The restructuring provided for an exchange of outstanding Debentures, including any accrued interest thereon for the following consideration: (i) issuance of $1,000,000 in cash, (ii) $2,000,000 in 10% Convertible Secured Notes (the "Secured Notes") convertible into Crown common shares at $0.35 per share, (iii) $4,000,000 of convertible unsecured subordinated notes (the "Subordinated Notes") convertible into common stock of Crown at $0.75 per share, and (iv) warrants, which expire in October 2006 that entitle the holders the right to purchase, in the aggregate, 5,714,285 shares of Crown common stock at an exercise price of $0.75 per share. The interest on the Secured and Subordinated Notes was payable in cash or shares of Crown common stock at the conversion price at Crown's election. In November 2003, all Subordinated Notes were automatically converted into shares of Crown common stock. In December 2003, substantially all Secured Notes were converted into shares of Crown common stock. In July 2005, Wells Fargo Bank, Minnesota (the "Disbursing Agent") exercised warrants due to the unexchanged Debentures for 68,589 shares on a cashless basis into 42,996 shares of Crown common stock.

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of March 1, 2006, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent for Crown Stock it held on behalf of the unexchanged Debentures on July 26, 2005), 68,589 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of Crown common stock from exercised warrants. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to Crown any undistributed cash and Crown common stock.

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

Restricted investments

          All amounts classified as short term investments in the consolidated balance sheets at December 31, 2005 and 2004 relate to cash bonds under which Crown has completed its reclamation activities. Crown anticipates that a portion of these bonds will be released during 2006. Included in non-current assets at December 31, 2005 and 2004 are $91,000 of restricted investments.

Mineral properties and interests

          On January 1, 2002, Crown adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which, among other things, required the reclassification of Crown's land and leasehold costs from mineral properties to mineral interests (intangible assets). Crown's mineral interests represent mineral use rights for parcels of land not owned by Crown. Crown's mineral interests relate to its Buckhorn Mountain Project and the value of such intangible assets is primarily determined by the nature and amount of economic minerals believed to be contained, or potentially contained therein. At January 1, 2002, Crown reclassified $18,474,000 from mineral properties to mineral interests. Crown amortizes mineral interests over their expected useful lives or until it has been determined the mineral interest contains probable reserves. As all of Crown's capitalized costs since January 1, 2002, have related to the Buckhorn Mountain Project that has probable reserves, Crown has not recorded any amortization of those costs. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP") amending SFAS No. 141 and SFAS No. 142 pursuant to the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 04-2 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Crown adopted EITF 04-2 on April 1, 2004 and reclassified all of its mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in the balance sheets.

          Land and leasehold acquisition costs and development costs on mineral properties with proven or probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties in development. Interest is capitalized by applying a weighted average interest rate, including the effects of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized interest costs of $374,000, $3,884,000, and $3,068,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004 a total of $18,143,000 and $17,769,000, respectively, of interest costs have been capitalized as mineral properties at the Buckhorn Mountain Project.

          Crown expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven or probable reserves. Development costs incurred on mineral properties with proven or probable reserves are capitalized as mineral properties. Crown regularly performs evaluations of its investment in mineral properties to assess the recoverability and the residual value of its investments in these assets. All mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral property impairments in 2005, 2004 or 2003.

          At December 31, 2005 and 2004, Crown has capitalized costs, net of amortization, of $38,771,000 and $35,639,000, respectively, related entirely to the Buckhorn Mountain Project. The recoverability of these costs is dependent on, among other things, the successful permitting and development of the Project.

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

          During the year ended December 31, 2004, realized gains from sales of marketable equity securities amounted to $70,000. During the year ended December 31, 2005 and 2003 there were no realized gains or losses from sales of marketable equity securities and during the year ended December 31, 2003, unrealized gains of $23,000, were recorded in accumulated other comprehensive income (loss) in the statement of stockholders' equity.

Fixed Assets

          Crown's fixed assets consist primarily of office equipment, furniture and art and are classified as other assets in the accompanying financial statements. Office equipment and furniture are depreciated over their useful lives using the straight-line method. Art is not depreciated. Accumulated depreciation was $203,000 and $217,000, respectively, as of December 31, 2005 and 2004. Crown recorded depreciation expense of $14,000, $12,000, and $15,000, respectively for the years ended December 31, 2005, 2004 and 2003.

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

          The Black-Scholes option-pricing model utilizes certain assumptions about the underlying securities to determine the fair value of our unexercised warrants. These assumptions include (i) the current quoted market price of the Retained Shares and shares of Crown's common stock as an estimate of intrinsic value, (ii) an estimate of the annual volatility of the Crown shares to be distributed of 71% at December 31, 2005 and 77% at December 31, 2004 based upon the closing market price over the last five years of Kinross common shares, which are used as a proxy for the volatility of Crown common shares as a result of the planned merger between Crown and Kinross, (iii) an estimated risk free interest rate of 4.08% as of December 31, 2005 and 2.95% as of December 31, 2004 based upon the current quoted interest rate for a similar-term United States Treasury strip securities and (iv) the estimated life of the warrants of 0.5 years as of December 31, 2005, based upon their expected life and 1.88 years as of December 31, 2004 based upon their expiration date. Changes in these factors could have a material impact on our reported financial position, and results of operations.

Long-term debt discounts

          Long-term debt discounts have been recorded to (i) recognize a beneficial conversion feature on the Kinross convertible debt issued in June 2005, (ii) the relative fair value of warrants issued in conjunction with the Senior and Secured Notes issued in 2002, and (iii) beneficial conversion features on the Senior and Secured Notes issued in 2002. The fair value of the warrants and the intrinsic value of the beneficial conversion features at the time of the debt issuance are recorded as reductions to the carrying value of the related debt instruments and increases in additional paid-in capital. These debt discounts are amortized to interest expense using the effective interest method over the term of the debt. Upon conversion of our Senior Notes during 2004 and the conversion of our Secured Notes during 2003, the remaining unamortized debt discounts were charged to interest cost upon the conversion or redemption. (See Note 5) Debt discounts are included in determining the interest rate to be used for capitalization of interest costs. Through December 31, 2005, amortization of all debt discounts of $5,002,000 have been included in capitalized interest.

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

Earnings (loss) per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2005, 2004, and 2003, net of the weighted average number of treasury shares. Weighted average shares outstanding are reduced by Crown's proportionate share of Solitario's holdings of Crown common stock. Stock options, warrants and convertible debt securities that could potentially dilute earnings per share but were excluded from the computation of per share amounts as their inclusion would have been anti-dilutive, were approximately 6,112,000 shares in 2005, 8,243,000 shares in 2004, and 27,269,000 shares in 2003.

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

          Pro forma information, in accordance with SFAS No. 148, has been computed as if Crown had accounted for its stock options under the fair value method prescribed by SFAS No. 123. The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003 grants, respectively (there were no grants in 2005 or 2004); risk-free interest rates of 3.09%; dividend yields of 0%; volatility factors of the expected market price of Crown's common stock of 89%; and a weighted average expected life of the options of 3.5 years in 2003. The weighted average fair values of the options granted are estimated at $0.27 per share in 2003. Had Crown accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:

	For the year ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net loss as reported	$(899)	$(7,119)	$(3,854)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	-	342	2,063
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(198)	(134)
Pro forma net loss	$(899)	$(6,975)	$(1,925)
Basic and diluted loss per share:
As reported	$ (0.02)	$ (0.23)	$ (0.59)
Pro forma	$ (0.02)	$ (0.23)	$ (0.29)

Recent accounting pronouncements

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. Crown has not yet determined what effect if any, the adoption of SFAS No. 155 will have its financial position, results of operations or cash flows.

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

          In December 2004, the FASB issued a revision to SFAS No. 123, entitled "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments are required to be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to continue the use of the APB No. 25 intrinsic value method of accounting that was provided in SFAS No. 123 "Share Based Payments" as originally issued. SFAS 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. On January 1, 2006 Crown adopted SFAS 123R and its adoption has not had any effect on its financial position or results of operations or cash flows as all of Crown's outstanding options were exercised during 2004, there have been no grants of new options since and Crown has no outstanding options as of December 31, 2005 or 2004.

          In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance of APB Opinion No. 29 is based upon the principle that exchanges of non-monetary assets should be measured based upon the fair value of the assets exchanged. The guidance in Opinion No. 29 included certain exceptions to that principle. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Crown adopted SFAS No. 153 in the third quarter of 2005 and its adoption has not had any effect on its financial position or results of operations or cash flows.

Reclassification

          During the year ended December 31, 2005, Crown determined that additions to mineral properties on account for which payment had not been made represented non-cash investing activities that should not have been reported in its statements of cash flows. Historically, Crown had reflected the additions as investing cash flows in the periods in which the liabilities were incurred, and included changes in the related liability in cash flows from operating activities. Management has concluded that the misclassification was not material to the consolidated financial statements, and accordingly Crown's consolidated statement of cash flows for the year ended December 31, 2004 has been reclassified from the amounts previously reported to increase cash used in operating activities by $876,000, and to decrease cash flows used in investing activities by a corresponding amount.

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

          On February 24, 2006 Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduce the exchange ratio to 0.32 shares of Kinross stock and (iv) provide that if the merger is not completed by July 1, 2006 Kinross will loan Crown $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

          On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the Exchange Ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005, and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices for all permitting and development of Crown's Buckhorn Mountain Project received by Crown after June 1, 2005. As a result of the May 31, 2005 amendment, as of December 31, 2005, Crown has recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and Crown has recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

          The Convertible Debenture was issued on June 20, 2005 and has a term of five years, an interest rate of 4% payable annually with a provision to delay the payment of the first two annual interest payments until the date of the third annual payment, at Crown's election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million shares of Crown, plus shares for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by Crown, Crown shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of Crown's common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of Crown's common stock. The discount is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $158,000 to its Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the year ended December 31, 2005. Crown used the majority of the proceeds from the sale of the Convertible Debenture to pay a dividend of $0.21 per share on July 26, 2005 to holders of record of Crown common stock as of July 14, 2005. In addition, Crown accrued $211,000 of interest on the Convertible Debenture for the year ended December 31, 2005 which was capitalized to Crown's Buckhorn Mountain Project.

          Either Kinross or Crown may terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          Additionally, holders of unexercised warrants to purchase shares of Crown common stock have the right to elect to exchange the warrant for 0.32 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective date of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement. Crown had warrants outstanding which are exercisable for up to 312,377 and 8,243,335 shares, respectively, as of December 31, 2005 and December 31, 2004 with an exercise price of $0.75 per share and which expire in October 2006.

          Concurrently with an amendment to the Merger Agreement, signed on December 30, 2004, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of Crown common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The fair market value of the common stock was based upon the average of the closing market price of a share of Crown common stock for the twenty days prior to December 30, 2004. The closing of the sale of these shares occurred on January 18, 2005. Kinross received restricted stock in the offering. Crown used the proceeds from the sale to pay for permitting costs related to its Buckhorn Mountain Project.

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

          The Buckhorn Mountain Project is held by a combination of fee ownership and unpatented mining claims. The ore deposit lies entirely on patented claims owned by Crown. Royalties on mineral property controlled by Crown payable to third parties vary from a 2.0% net smelter return royalty to an 8.33% net profits royalty on certain unpatented mining claims. The ore body as currently defined is subject only to a sliding-scale royalty payable to Newmont of 0.5% to 4%, depending on the price of gold. The Newmont royalty may be purchased in its entirety for $2.0 million at any time before July 23, 2006.

          In July 2001, Crown completed an agreement (the "Termination Agreement") with Newmont to terminate its joint venture on the Buckhorn Mountain Project, under which Newmont was entitled to earn a 54% interest in the Buckhorn Mountain Project by building a 3,000-ton per day milling facility. During 2002 Crown began seeking regulatory approval and permits to operate an underground mining operation at the Buckhorn Mountain Project, which Crown believes significantly reduces the environmental impacts compared to the open-pit mining plan proposed by Newmont.

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

          As a result of signing the Toll Milling Agreement with Echo Bay Minerals, Crown has prepared an amended Buckhorn Mountain Project Plan of Operations to accommodate this change in operation. Crown is unaware of any legal impediments to permitting a mining operation as proposed in the Amended Buckhorn Mountain Project Plan of Operations. Although Crown is not aware of any laws or regulations which would be violated by the mine design proposed in the SRK feasibility study, as subsequently modified in the environmental review process, until all permits are received there will continue to be uncertainty regarding the ability of Crown to obtain the necessary permits to develop the Buckhorn Mountain Project in a timely manner, if ever. Construction of the Buckhorn Mountain Project may not begin prior to the successful issuance of the remaining permits.

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

          Approval of the patent application did not change the ultimate ownership of the reserves at the Buckhorn Mountain Project. Previously, the mineral rights under the unpatented claims were subject to meeting certain annual maintenance work requirements and payment of an annual claim fee. The U.S. Government owns the surface rights on Crown's remaining unpatented claims. Approval of the patent application eliminated the annual maintenance and fee requirement as well as conveying perfected title to us regarding the surface rights on the previously unpatented claims.

         Kings Canyon

          The Kings Canyon property in Utah consists of 360 acres of unpatented claims. Crown holds a 100% interest in the property, subject to a 4% net smelter royalty to third parties. There are no capitalized costs related to the Kings Canyon property as of December 31, 2005. Crown intends to maintain the property and may seek a joint venture partner to further evaluate and develop the Kings Canyon property or sale the property outright.

Capitalized costs

          Mineral properties costs are comprised of the following:
	December 31,
(in thousands)	2005	2004
Mineral property land and leasehold costs	$24,482	$24,247
Less accumulated depreciation, depletion and amortization	(601)	(601)
Land and leasehold costs, net	23,881	23,646
Mineral property development costs	14,890	11,993
Total mineral property	$38,771	$35,639

          All amounts in the table above relate to Crown's Buckhorn Mountain Project, which contains all of Crown's total probable gold reserves and its only property in development. Crown had no foreign assets at December 31, 2005 and 2004.

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

  Condensed financial information of Solitario is as follows:

Statements of Operations	Year Ended December 31,
(in thousands)	2003
Unrealized gain on derivative instruments	$ 5,438
Other costs and expenses	(2,084)
Net income	$ 3,354

          The following is a reconciliation of Solitario's reported net income (loss) to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	For the year ended December 31,
	2004	2003
Solitario net income (loss) as reported	$ (2,205)	$ 3,354
Adjustments:
Solitario's derivative (gains) and losses recorded in its statement of operations for its holdings of Crown warrants, net of $800 and $669, respectively, of tax in 2004 and 2003	942	(4,769)
Other, net	-	-
Solitario adjusted loss	(1,263)	(1,415)
Crown weighted average percentage (1) (2)	37.6%	40.4%
Crown's equity in loss of unconsolidated subsidiary	$ (475)	$ (571)

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

Distribution of Solitario shares in the spin-off

          The distribution of Crown's equity-method investment in Solitario was accounted for at the recorded amount of the non-monetary assets distributed, pursuant to Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB Opinion 29"). Accordingly, on July 26, 2004, Crown reduced its equity method investment in Solitario by the recorded value of $1,355,000, reduced its treasury stock by $699,000 for shares of Crown stock held by Solitario. As of December 31, 2003, Crown had recorded other comprehensive income of $3,000, net of taxes of $1,000, for its interest in Solitario's gain on marketable equity securities. During 2004 Crown had recorded a decrease in other comprehensive income for its share of the value of Solitario's marketable equity securities of $20,000, net of taxes of $10,000, to a total accumulated loss of $17,000, net of tax of $9,000, as of July 26, 2004. Upon the spin-off, Crown increased its other comprehensive income by $17,000, net of tax of $9,000 for Crown's share of Solitario's loss on marketable equity securities. As a result of retaining the 998,306 Retained Shares, on July 26, 2004, Crown reclassified its remaining equity investment in Solitario of $214,000 to its investment in Solitario Resources Corporation. As Crown had an accumulated deficit on the date of the spin-off, Crown charged additional paid-in capital $1,867,000 for the disposition of its equity-method investment in Solitario less the recorded investment in retained shares of Solitario.

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

5. Long-term Debt:

          Convertible Debenture

          The Convertible Debenture was issued on June 20, 2005 and has a term of five years, an interest rate of 4% payable annually with a provision to delay the payment of the first two annual interest payments until the date of the third annual payment, at Crown's election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million shares of Crown, plus shares for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by Crown, Crown shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. Crown determined the conversion feature is not an imbedded derivative of the Convertible Debenture as described in SFAS No. 133 and, accordingly does not record changes in the fair market value of the convertible Debenture in its statement of operations.

          Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of Crown's common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of Crown's common stock. The discount is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $158,000 to its Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the year ended December 31, 2005. Crown used the majority of the proceeds from the sale of the Convertible Debenture to pay a dividend of $0.21 per share on July 26, 2005 to holders of record of Crown common stock as of July 14, 2005. In addition, Crown accrued 211,000 of interest on the Convertible Debenture for the year ended December 31, 2005 which was capitalized to Crown's Buckhorn Mountain Project.

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

          The Senior Notes had a five-year term and carry a 10% interest rate, payable quarterly in cash or Crown common stock at the conversion prices of $0.35 and $0.2916 per share at the election of Crown. Originally, proceeds of $3,250,000 from the Senior Notes were placed in escrow pending restructuring of the Debentures (the specific Senior Notes related to the proceeds placed in escrow were also referred to as "Escrowed Notes"). Solitario invested $650,000 in these Escrowed Notes. The Escrowed Notes are convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. In addition, the Escrowed Note holders have been issued a five-year warrant for every share into which the Escrowed Notes are convertible. Each warrant is exercisable into a Crown common share at $0.75 per share, subject to adjustment. Solitario also invested in a separate Senior Note, (referred to as the "Solitario Note") for the remaining $350,000 of the Senior Notes. These funds were made immediately available to Crown for general corporate purposes. The Solitario Note was convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. In addition, Solitario has been issued a five-year warrant to acquire 1,200,000 shares of Crown common stock at $0.60 per share, subject to adjustment. The terms of the Solitario Note and the related warrant are otherwise identical to the terms of the Escrowed Notes and warrants. On July 14, 2004 holders of Crown's $3,600,000 10% Convertible Senior Notes converted all of the outstanding notes into 10,744,249 shares of Crown common stock (which include 258,537 shares for accrued interest through the date of conversion). As of December 31, 2005 Crown has no Senior Notes outstanding.

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

          Subordinated Notes
          As discussed in Note 1, Crown issued $4,000,000 in 10% convertible Subordinated Notes as part of the Debenture restructuring. The Subordinated Notes carried a 10% interest rate payable quarterly in cash or Crown common stock at the conversion price at the election of Crown. The Subordinated Notes were to mature in October 2006 and were convertible into Crown common shares at $0.75 per share. The conversion feature of the Subordinated Notes had no intrinsic value on the issuance date and accordingly, there was no discount recorded thereon. In October 2003 and November 2003 a total of $839,331 of Subordinated Notes were converted into 1,119,108 shares of common stock prior to the automatic conversion on November 5, 2003. On November 5, 2003 the remaining $3,160,669 of Subordinated Notes were automatically converted into 4,214,225 shares of common stock. The automatic conversions were in accordance with the provisions of the Subordinated Notes whereby the Subordinated Notes automatically convert into common stock if the price of the common stock trades above 233% of the conversion price of $0.75, or $1.75, for twenty consecutive days. The shares related to the automatic conversion are deemed issued and outstanding as of the date of the automatic conversion.

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

          Keystone Note
          In July 2001, as part of the termination of the joint venture on the Buckhorn Mountain Project with Newmont, Crown assumed a note with a face value of $250,000 due February 22, 2002 (the "Keystone Note"). Crown recorded the Keystone Note at its discounted fair value of $237,000. On December 18, 2001 Crown amended the terms of the Keystone Note, by paying the holders of the Keystone Note $30,000 and extending the term of the Keystone Note for a period of four years, with a payment, including interest, of $20,000 due in June 2002 and four annual payments, including interest, of $50,000 beginning in December 2002. As a result of this amendment to the terms of the Keystone note, Crown recorded a discount of $41,000 to its recorded value of the Keystone note for the present value of the remaining payments, and other income of the same amount. This discount is being amortized to capitalized interest cost over the remaining term of the note. Crown recorded capitalized interest cost of $5,000 during 2005, $9,000, during 2004 and $13,000 during 2003 for amortization of its discount on the Keystone note. The Keystone note was paid in full in December 2005.

          Interest
          Interest costs are capitalized on mineral properties in development. Interest is capitalized by applying a weighted average interest rate to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. Crown capitalized all of its interest costs of $374,000, $3,884,000, and $3,068,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004 a total of $18,143,000 and $17,769,000, respectively, of interest costs have been capitalized as mineral property at the Buckhorn Mountain Project.

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

          Crown recorded the following amounts to capitalized interest cost related to long-term debt:

	Year ended December 31,
	2005	2004	2003
(in thousands)	Convertible Debenture	Senior Notes	Senior Notes	Secured Notes	Subor- dinated Notes	Subor- dinated B Notes	Total

Notes:
Stated interest	$211	$ 194	$360	$ 185	$339	$191	$1,075
Warrant discount amortization	-	41	74	-	-	-	74
Beneficial conversion feature discount amortization	158	138	125	213	-	-	338
Unamortized discount charged to interest cost upon conversion	-	3,105	-	940	-	-	940
Increase (decrease) in interest cost from shares issued for interest	-	397	373	200	27	28	628
Total	$369	$3,875	$932	$1,538	$366	$219	$3,055
Keystone Note	5	9					13
Total capitalized interest cost	$374	$3,884					$3,068

  Future minimum payments

          Assuming the merger agreement with Kinross is not completed and Crown does not exercise its right to convert the Convertible Debenture, Crown's future minimum payments on the Convertible Debenture consist of an interest payment of $1,200,000 in June 2008, interest payments of $400,000 each in June 2009 and 2009 and payment of principle and interest of $10,400,000 in June 2010.

6. Income Taxes:

          Crown's income tax expense (benefit) from continuing operations consists of the following:
(in thousands)	2005	2004	2003
Deferred:
U.S.	$(446)	$3,051	$408
Foreign	-	-	-
Operating loss and credit carryovers:
U.S.	201	(27)	(1,263)
Foreign	-	-	-
Income tax expense (benefit)	$(245)	$3,024	$(855)

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

          During 2004 and 2003, Crown recorded other comprehensive (income) loss of $23,000, and $35,000, respectively, related to unrealized (gains) losses on marketable equity securities. Other comprehensive income has been credited charged in the amounts of $8,000, and $12,000, respectively, for the income tax (benefit) expense associated with these unrealized (gains) losses.

          The net deferred tax liabilities in the accompanying December 31, 2005 and 2004 balance sheets include the following components:
(in thousands)	2005	2004
Deferred tax assets:
Net operating loss ("NOL") carryovers	$2,564	$2,765
Other	232	225
Deferred tax assets	2,796	2,990
Deferred tax liabilities:
Exploration, development and mineral interests costs	4,488	4,836
Capitalized interest	4,447	4,391
Depreciation and amortization	460	403
Investment in Retained Shares	8	212
Deferred tax liabilities	9,403	9,842
Net deferred tax liabilities	$6,607	$6,852

          A reconciliation of expected federal income tax expense (benefit) from operations at the U.S. statutory rates with the expense (benefit) for income taxes is as follows:
(in thousands)	2005	2004	2003
Income tax benefit at statutory rates	$(389)	$(1,392)	$(1,601)
Nondeductible option compensation	-	116	865
Nondeductible loss on unexercised Crown warrants	70	1,182
Taxable spin-off	-	2,808	-
Other	74	310	(119)
Income tax expense/(benefit)	$(245)	$3,024	$(855)

          In connection with the confirmation of the Plan of Reorganization, Crown had a greater than fifty-percent change of ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Crown's carryovers is limited to approximately $121,000 per year.

          At December 31, 2005 Crown had unused NOL carryovers of approximately $7,543,000, which begin to expire commencing in 2021.

7.   Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded the fair value of the warrants as unexercised warrant liability of $16,107,000 as of July 1, 2004 with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. Upon exercise of the warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the years ended December 31, 2005 and December 31 2004, Crown recorded a loss on derivative instrument of $205,000 and $3,475,000, respectively, related to the increases in the fair value of the unexercised warrants.

          Prior to the spin-off, in July 2004, holders exercised warrants for 3,771,428 shares of Crown common stock on a cashless basis and received 2,398,336 shares of Crown common stock. In addition, warrant holders exercised warrants for 947,140 shares for cash by paying $711,000 and received 947,140 shares of Crown common stock. Crown reduced its unexercised warrant liability by $6,284,000 and credited stockholders' equity by the same amount for the fair value of the Crown stock issued related to those warrant exercises.

          Subsequent to the spin-off, in August 2004, a warrant holder exercised a warrant for 419,049 shares of Crown common stock on a cashless basis and received 208,118 shares of Crown common stock and 48,293 Retained Shares. Crown reduced its investment in retained shares of Solitario by $49,000, for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $368,000 for the fair value of the shares of Crown common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised.

          During 2005, warrant holders exercised warrants for 7,037,105 shares of Crown common stock on a cashless basis and received 4,582,614 shares of Crown common stock and 810,997 Retained Shares. During 2005, warrant holders exercised warrants for 893,853 shares on a cash basis by paying Crown $670,000 and received 893,953 shares of Crown common stock and 103,013 Retained Shares. As a result of these exercises, during 2005, Crown reduced its investment in Retained Shares by $1,409,000 for the fair value of the Retained Shares distributed on the date of exercise, credited stockholders' equity by $11,135,000 for the fair value of the shares of Crown common stock issued and reduced the unexercised warrant liability by the fair value of the warrants exercised. At December 31, 2005 Crown has warrants exercisable into 312,377 shares of its common stock and Crown has 36,004 Retained Shares related to those warrants.

          Crown has recorded an unexercised warrant liability of $542,000 and $12,881,000, respectively, which includes $56,000 and $1,428,000, respectively, classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $486,000 and $11,453,000, respectively, for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the warrants have been determined using a Black-Scholes option-pricing model.

8.   Fair Value of Financial Instruments:

          For certain of Crown's financial instruments, including cash and cash equivalents, and short-term investments, the carrying amounts approximate fair value due to their short maturities. The estimated fair value at December 31, 2005, based on quoted market prices, of Crown's Convertible Debenture was $13,340,000, based upon the conversion of the Convertible Debenture into 5,800,000 shares of common stock at the closing market price of $2.30 per share. The estimated fair value at December 31, 2004, based on quoted market prices, of Crown's Senior Notes was $26,514,000. See Note 7 regarding the fair value of Crown's warrants and its investment in Retained Shares.

9.   Commitments and Contingencies:

          In acquiring its interests in mineral claims and leases, Crown has entered into lease agreements, which generally may be canceled at its option. Crown is required to make work commitments and minimum rental payments in order to maintain its interests in certain claims and leases. Crown estimates its 2006 mineral property rentals and option payments to be approximately $20,000. Crown has no estimated work commitments for 2006. Other optional lease payments, including options for water rights and gravel sources for mine backfill are estimated to be approximately $31,000 for 2006.

          Crown has a defined-contribution retirement plan covering all full-time U.S. employees. The plan provides for Company matching, at the rate of 75%, of employee savings contributions of up to 9% of compensation, subject to ERISA limitations. The Company contributions in 2005, 2004 and 2003 were $46,000, $39,000, and $38,000, respectively.

          Crown leases office space under non-cancelable operating leases providing for minimum annual rent payments of $27,000 in 2006. Rent expense for all leases was $55,000, $37,000, and $55,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

         Effective January 1, 2002, Crown adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". During 2003, Crown acquired nine monitoring wells related to its permitting at its Buckhorn Mountain Project. Under Crown's proposed plan of operations these wells will be reclaimed prior to the closure of the Buckhorn Mountain Project after mining. At December 31, 2005 and 2004, Crown has recorded an "asset retirement obligation" of $24,000 and $23,000, respectively, which represents the estimated present value using a discount rate of seven per cent of its estimated undiscounted cost of $58,000 to reclaim these wells. At December 31, 2005 and 2004, Crown has capitalized as its asset retirement cost a total of $24,000 and $23,000, respectively, and recorded $27,000 and $27,000, respectively, of restricted cash for settling its asset retirement obligation. The capitalized asset retirement obligation is a component of mineral properties, net in the accompanying financial statements.

          In order to obtain the necessary permits for the Buckhorn Mountain Project, a Supplemental Environmental Impact Statement (the "Statement") is being prepared by the Department of Ecology of the State of Washington (the "WDOE"). Additionally, an Environmental Assessment is being prepared by the US Forest Service for those activities being proposed on federal lands. The costs of the review by the WDOE, the US Forest Service, and any third-party contractors are billed to Crown by these respective entities on a periodic basis. Crown has accrued $400,000 for these costs at December 31, 2005, based on inquiries of the WDOE and third-party contractors regarding unbilled fees for services rendered through December 31, 2005.

10.   Stock Option Plans and Warrants:

          The 2002 Crown Stock Incentive Plan (the "2002 Plan") reserved 5,000,000 shares of Crown common stock for grants under the 2002 Plan. The 2002 Plan provides that the Board of Directors may: (a) grant incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986; (b) grant options other than incentive stock options ("non-qualified stock options); (c) award stock bonuses; (d) sell and issue shares pursuant to certain restrictions under the 2002 Plan; and (e) award performance based awards as defined under the 2002 Plan. All options granted expire five years from the date of grant and vest 25 percent on the date of grant, and 25 percent on each anniversary of the date of grant for the next three years. In July 2004, the Board of Directors, in accordance with the terms of the 2002 Plan, vested all remaining unexercised options. As of December 31, 2005, 3,739,000 options have been exercised and no options have expired from the 2002 Plan.

          The activity in the 2002 Stock Incentive Plan for the years ended December 31, 2005, 2004 and 2003 was as follows:
	2005		2004		2003
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average	Number of Shares	Weighted Average Price

				Price
Outstanding, beginning of year	-	-	3,379,000	$0.40	3,375,000	$0.40
Granted	-	-	-	-	60,000	0.45
Exercised	-	-	(3,379,000)	0.40	(56,000)	0.40
Cancelled / forfeited	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Outstanding, end of year	-	n/a	-	$0.40	3,379,000	$0.40
Exercisable, end of year	-	n/a	-	$0.40	1,681,500	$0.40

          Crown's 1988 Stock Benefit Plan (the "1988 Plan") and Crown's 1991 Stock Incentive Plan (the "1991 Plan") had terms and conditions similar to the 2002 Plan, except that members of the Board of Directors could only receive formula grants under the 1991 Plan. Up to 1,500,000 shares were reserved for grant under each of the 1988 Plan and the 1991 Plan (for a total of 3,000,000 shares). All options outstanding under the 1988 Plan expired in February 2002. The Plan of Reorganization rejected both the 1988 Plan and the 1991 Plan and all related option awards were cancelled. As of December 31, 2004, there were no outstanding options for shares under the 1988 Plan or the 1991 Plan.

          As a result of the repricing of existing options in 1999 and 1998, (under both the 1988 and 1991 Option Plans) Crown began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, (an interpretation of APB Opinion No. 25)." Accordingly, an increase in the current market price of Crown common stock above the higher of the option strike price and the market price of Crown's common stock subsequent to July 1, 2000, multiplied by vested options outstanding was recorded as compensation expense in the period of the price increase. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense was credited as a reduction of compensation expense. In July 2002 Crown's Board of Directors granted options to purchase 3,375,000 shares under the 2002 Plan. Of these, options to purchase 2,600,000 shares were deemed replacement options for cancelled options awards with variable plan accounting. Accordingly, Crown accounts for increases and decreases in the intrinsic value of the 2,600,000 options as compensation expense in accordance with APB 25 and FIN 44. During the years ended December 31, 2004 and 2003 Crown recorded $518,000, and $3,126,000, respectively, of compensation expense related to the vested portion of the 2002 option awards. Additionally, during the years ended December 31, 2004 and 2003, Crown recorded (reductions) increases in unearned compensation of $(2,149,000), and $1,856,000, respectively.

The activity in outstanding warrants for the years ended December 31, 2005, 2004 and 2003 was as follows:
	2005		2004		2003
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Warrants Exercisable For shares		Warrants Exercisable For shares		Warrants Exercisable For shares

Outstanding, beginning of year	8,243,335	$0.75	13,403,810	$0.74	16,200,000	$0.74
Issued	-	-	-	-	-	-
Exercised(1)	(5,476,467)	0.75	(3,569,594)	0.72	(2,024,127)	0.75
Cancelled / forfeited	(2,454,491)	0.75	(1,590,881)	0.72	(772,063)	0.75
Expired	-	-	-	-	-	-
Outstanding, end of year (2)	312,377	$0.75	8,243,335	$0.75	13,403,810	$0.74

     (1)     During 2005, holders of warrants for 7,037,106 shares exercised their warrants on a cashless basis at market prices between $2.01 and $2.18 per share for 4,582,614 shares of Crown common stock. Holders also exercised warrants for 893,853 shares for cash at the exercise price of $0.75 per share. During 2004, holders of warrants for 4,213,335 shares exercised their warrants on a cashless basis at market prices between $1.49 and $2.50 per share for 2,622,454 shares of Crown common stock. Holders also exercised warrants for 2,476,189 shares for cash at the exercise price of $0.75 per share. During 2003, holders of warrants for 1,851,425 shares exercised their warrants on a cashless basis at market prices between $1.50 and $2.50 per share for 1,079,362 shares of Crown common stock. Holders also exercised warrants for 944,765 shares for cash at the exercise price of $0.75 per share.

     (2)     All warrants were exerciseable on issuance and expire on October 19, 2006.

11. Related Party Transactions

          As discussed in Note 2 and 4, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing, which was subsequently amended to extend the termination date to December 31, 2006 and increase to 0.32 the Kinross shares exchanged for each share of Crown common stock. On January 18, 2005 Kinross acquired 511,640 shares of Crown common shares for $1,000,000. On June 20, 2005, we issued the $10,000,000 Convertible Debenture to Kinross. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, which is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $158,000 to its Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the year ended December 31, 2005. Crown accrued $211,000 of interest on the Convertible Debenture for the year ended December 31, 2005 which was capitalized to Crown's Buckhorn Mountain Project. In addition as of December 31, 2005, Crown has recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and Crown has recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

           Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 25% of Crown corporate administrative costs for executive and technical salaries benefits and expenses, 50% of Crown corporate administrative costs for financial management and reporting salaries, benefits and expenses, and 75% of Crown corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by Crown management and employees on Crown activities and Solitario activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $423,000 for 2005, $390,000 for 2004, and $351,000, for 2003, which are recorded as a reduction to general and administration costs. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 962,302 Retained Shares upon the exercise of warrants and at December 31, 2005, had 36,004 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. Crown has recorded an unexercised warrant liability of $542,000, which includes $56,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $486,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. During the years ended December 31, 2005 and 2004, Crown recorded a gain of $37,000 and $1,263,000, respectively, on its investment in retained shares of Solitario. See Note 7 above. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

            In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. Solitario received 228,677 shares of Crown common stock and $25,000 in cash as interest income under the Senior Notes for the year ended December 31, 2003. On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gave Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gave Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. See Note 5 above.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2005, the Signing Shareholders collectively held 16,443,549 shares or 35.7% of the outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of December 31, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

          As of December 31, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown.

12.   Selected Quarterly Financial Data (Unaudited):

(in thousands, except per share)	2005
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net (loss) income(1)(2)	$ 2,088	$ (2,199)	$ (570)	$ (218)
(Loss) income per share: Basic	$0.05	$(0.05)	`$(0.01)	$ (0.01)
Diluted(1)(2)	$(0.00)	$(0.05)	$(0.01)	$ (0.01)
Weighted shares outstanding: Basic	40,429	40,549	45,517	40,014
Diluted	45,264	40,549	45,517	40,014

(in thousands, except per share)	2004
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As previously reported	As restated(3)	As previously reported	As restated(3)	As previously reported- as restated	As restated(2)(3)	As previously reported	As restated(3)
Net (loss) income	$ (357)	$ (361)	$ 158	$ 341	$(5,880)	$(6,591)	$ (104)	$ (508)
(Loss) income per share: Basic	$(0.02)	$(0.02)	$0.01	$0.02	$ (0.16)	$ (0.18)	$ (0.00)	$ (0.01)
Diluted	$(0.02)	$(0.02)	$0.00	$0.01	$ (0.16)	$ (0.18)	$ (0.00)	$ (0.01)
Weighted shares outstanding: Basic	21,989	21,989	22,062	22,062	37,216	37,216	40,014	40,014
Diluted	21,989	21,989	40,076	40,076	37,216	37,216	40,014	40,014

     (1)          The net income in the first quarter of 2005 was related to a $2,243,000 gain on derivative instrument on Crown's unexercised warrant liability related to a decrease in the price of our stock during the first quarter, which reduced the fair value of the related liability. This was reversed during the second quarter when Crown recorded a loss on derivative instrument of $1,942,000 related to an increase in the market value of Crown's common stock. The large difference in the basic and diluted income (loss) per share in the first quarter of 2005 resulted from the assumption of the conversion of all of Crown's warrants as of the beginning of the period, which eliminated the gain on derivative instrument, discussed above, for the computation of diluted income (loss) per share.
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
     (3)          As discussed in Note 14, the operating results for each of the four quarters during the year ended December 31, 2004 have been restated.

3.   Subsequent events

          On February 24, 2006 Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduce the exchange ratio to 0.32 shares of Kinross stock and (iv) provide that if the merger is not completed by July 1, 2006 Kinross will loan Crown $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

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

          As a result, the accompanying consolidated financial statements for the year ended December 31, 2004 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

Item 9A. Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of December 31, 2005.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2005, as discussed below. During the quarter ended December 31, 2005, there were no changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

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

          During the year ended December 31, 2005 and subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we identified matters that resulted in adjustments that had a material effect on our Company's financial reporting process. We determined we had (i) incorrectly recognized a deferred tax benefit related to our loss on derivative instrument - unexercised Crown warrants and (ii) incorrectly recorded deferred tax expense related to our spin-off of Solitario related to our retained shares. Such adjustments are the result of a material weakness in both the design or operation of our disclosure controls and procedures and the implementation of generally accepted accounting principles. We believe that these matters constitute a material weakness in internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

          We have also concluded that the events cited in this report that are the subject of the reclassification described in Note 1 to the consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. These material weaknesses relate to incorrectly reporting of additions to mineral properties on accounts for which payments had not been made in our statements of cash flows.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policies and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the year ended December 31, 2005, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and begun the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls, and even upon completion of such review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the material weaknesses, significant deficiencies and deficiencies in our system of internal control over financial reporting identified above caused our system of internal control over financial reporting to be ineffective as of December 31, 2005. During the quarter ended December 31, 2005, there were no changes to our system of internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Directors.

          The current directors are:
Name	Age	Position with Crown and business experience within the last five years
Steven A. Webster Chairman	54

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

Christopher M. Harte	58

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

Christopher E. Herald	52

Mr. Herald has been Chief Executive Officer since June 1999, and its President since November 1990. Mr. Herald has also been Chief Executive Officer of Solitario since June 1999 and President of Solitario since August 1993. Mr. Herald is a director of TNR Resources, Ltd., Gryphon Gold Corporation and Maestro Ventures Ltd. Mr. Herald holds a bachelor of science degree in geology from the University of Notre Dame and a master of science degree in geology from the Colorado School of Mines

Brian Labadie	53

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

Mark E. Jones, III	66

Mr. Jones has been Vice Chairman since 2001, Chairman from 1987 to 2001, Chief Executive Officer from 1987 to 1993 and President from September 1989 to November 1990. He has also been Chairman of Solitario since August 1993. Mr. Jones is Chairman of Brazauro Resources Corporation and a former board member of Arequipa Resources. Mr. Jones attended the University of Texas.

F. Gardner Parker	64

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

Ronald Shorr	69

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

          (b) Executive Officers.

    Our executive officers are as follows:
Name and municipality of residence	Age	Position with Crown and business experience
MARK E. JONES, III Houston, Texas	66	Our Vice Chairman since 2001, Chairman from 1987 to 2001, Chief Executive Officer from 1987 to 1993 and President from September 1989 to November 1990; Chairman of Solitario since August 1993.
CHRISTOPHER E. HERALD Golden, Colorado	52	Our Chief Executive Officer since June of 1999, the President of Crown since November 1990. Chief Executive Officer of Solitario since June 1999, President of Solitario since August 1993.
JAMES R. MARONICK Lakewood, Colorado	50

Our Chief Financial Officer since June 1999, Vice President-Finance and Secretary/Treasurer and of Solitario since September 1997; Vice President-Finance and Secretary/Treasurer of Consolidated Nevada Goldfields Corporation from November 1994 to September 1997.

WALTER H. HUNT Lima, Peru	54

Our Vice President-Operations since November 2002, Vice President-South American Operations from July 1994 to November 2002; President-South American Operations, Solitario since June 1999; Vice President-Peru Operations of Solitario since July 1994.

Directors' Compensation

          Directors who are not our employees are reimbursed for their expenses incurred in attending Board meetings. Directors have received options to purchase Common Stock granted under the Crown 2002 Incentive Stock Option Plan (the "2002 Plan") and receive cash compensation for attending board or committee meeting according to an approved fee schedule. All options terminate five years from date of grant if not earlier exercised. There were no options granted to directors during 2005.

Meetings of Board of Directors and Committees

          During the fiscal year ended December 31, 2005, there were four meetings of the Board. Each of the incumbent Directors attended all the meetings of the Board, except that Mr. Harte, Mr. Jones was not present at one meeting and Mr. Parker was not present at one meeting. All of the Directors attended all meetings held by committees of the Board on which they served, except that Mr. Harte was not present at one Audit Committee meeting. All of the references to meetings exclude actions taken by written consent.

          The Board has an Audit Committee consisting of Messrs. Parker, Harte and Shorr each of whom is independent as defined in NASD listing standards. The Audit Committee operates under a written charter adopted by the Board, a copy of which has been filed with the Securities and Exchange Commission. The Audit Committee has the responsibility, among other things, to: (i) recommend the selection of Crown's independent registered public accounting firm; (ii) review the preparation and scope of the annual audit of Crown and the extent of non-audit services; (iii) review with management the independent registered public accounting firm's report and the recommendations of the independent registered public accounting firm; (iv) review litigation and other legal matters that may affect Crown's financial condition; (v) recommends the inclusion of the audited financial statements in the Annual Report on form 10-K. The Audit Committee met five times during the fiscal year ended December 31, 2005. The Audit Committee's report is set forth below.

          The Board also has a Compensation Committee consisting of non-employee Directors, Messrs. Webster, Labadie and Parker. The Compensation Committee is responsible for reviewing and approving executive compensation and administering Crown's stock option programs. The Compensation Committee met one time during 2005. The Compensation Committee's report is set forth below.

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

Audit Committee Report

          In performing its duties the Audit Committee reviewed and discussed the audited financial statements contained in the 2005 Annual Report on Form 10-K with management and Crown's independent registered public accounting firm, Ehrhardt Keefe Steiner and Hottman, PC ("Ehrhardt"), which replaced Deloitte & Touche as Crown's independent registered public accounting firm in December 2005. The Audit Committee met with Ehrhardt, and discussed all issues deemed to be significant by Ehrhardt, including any matters required by Rule 2-07 of Regulation S-X, "Communication with Audit Committees" and Statement of Auditing Standard No. 61, as amended, ("Communications with Audit Committees") and without management present, discussed and reviewed the results of audit of the financial statements. In addition, in accordance with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees" as amended or supplemented, the Audit Committee discussed with Ehrhardt its independence from Crown and its management, and has received the written disclosures and letter from Ehrhardt that stated it is independent of Crown within the meaning of US securities laws.

          In reliance on the reviews and discussions outlined above, the Audit Committee has recommended to the Board that Crown include the audited consolidated financial statements in its Annual Report under Form 10-K for the year ended December 31, 2005 for filing with the SEC.

               AUDIT COMMITTEE
               F. Gardner Parker, Chairman
               Christopher Harte
               Ronald Shorr

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, Directors, greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all necessary reports were filed to meet Section 16(a) filing requirements applicable to officers, Directors, and greater than ten percent beneficial owners.

Code of Ethics

          We adopted our Code of Ethics for the Chief Executive Officer and Senior Financial Officer on March 17, 2004, it may be viewed at our website at www.crownresources.com. See Item 5, "Code of Ethics."

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

          Executive Officer Compensation Program. The major elements of the executive compensation program during 2005 consisted principally of base salary, bonuses, and previously granted options from Crown's stock option plan, which reward executives for delivering value to our shareholders as measured by increases in the Common Stock price and performance of Crown's share price relative to its industry peer group. Mr. Herald, Mr. Jones and Mr. Maronick have entered into change in control agreements as discussed below.

          Base Salary. Base salaries of executive officers are established and reviewed annually during the year. The Compensation Committee reviews the responsibilities, experience, and performance of the executive officers, and bases its approval of base salary levels and changes thereupon on these and other factors, including the competitive marketplace and our budget considerations. Salary increases were granted to executive officers during 2005 (see "SUMMARY COMPENSATION TABLE" below) in accordance with the policies of the Compensation Committee.

          Bonuses. Bonuses are granted to executive officers at the discretion of the Compensation Committee. During 2005, bonuses were paid to certain salaried employees in amounts equal to five percent of annual base pay.

          Stock Option Plans.   The Compensation Committee and the Board approve all grants of options under the 2002 Plan. During 2005, there were no options granted to executive management under the 2002 Plan.

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

          Compensation of the Chief Executive Officer. Mr. Herald's compensation for 2005 was based upon the established compensation policies described above. In establishing Mr. Herald's base salary, the Compensation Committee evaluated our competitive standing as measured by criteria such as market capitalization, potential ounces of annual gold production, proven gold reserves, and stock performance. The Compensation Committee also considered the duties, responsibilities, and performance of Mr. Herald in his capacity as our Chief Executive Officer and executive pay rates of peer group companies. Mr. Herald's 2005 salary and performance incentives reflect his responsibilities in directing our day-to-day activities and our subsidiaries. Mr. Herald's salary arrangement and performance incentives will continue to be evaluated by the Compensation Committee periodically. During 2005, Mr. Herald received a cash bonus equal to 5% of his salary. Mr. Herald was granted director-related cash compensation of $10,000 and $7,500 in 2005 and 2004, respectively, and no stock options were granted during 2005.

               COMPENSATION COMMITTEE
               Steven A. Webster, Chairman
               Brian Labadie
               F. Gardner Parker

Employment Contracts and Change in Control Agreements

           During June 2000, we signed change in control agreements (the "Agreements") with Mr. Herald, Mr. Jones and Mr. Maronick (the "Named Executives"). The Board recognized the benefit to Crown to foster continued employment of key management personnel. In this connection, the Board recognized that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of Crown and its stockholders. A change in control is deemed to have occurred if: (a) A person is or becomes the beneficial owner of securities representing 20% of the voting power of Crown; or (b) the shareholders of Crown approve a merger other than a merger where at least 80% of the combined voting power of Crown securities in the surviving entity were represented by the combined voting power before the merger; or (c) the shareholders of Crown approve the sale of all or substantially all of the assets of Crown; or (d) the shareholders of Crown approve any plan of liquidation or dissolution of the Company. The Agreements were modified in 2002 to exclude as an event constituting a change in control both (i) Crown's filing of its plan of reorganization and (ii) the issuance of shares or the conversion of securities issued in anticipation of and in connection with our bankruptcy. The Agreements will remain in effect during the employment of the Named Executives, however, if a change in control occurs during the term of the Agreements, the Agreements remain in effect for a period of three years beyond the month in which the change in control occurred. If there is a change in control and we terminate the employment of the Named Executive, other than for cause, or the Named Executive resigns from his employment for Good Reason, the Agreements provide for the payment of two and one-half times the annual salary of Mr. Jones and Mr. Herald and for the payment of one and one-half times the annual salary of Mr. Maronick and Walter Hunt. Cause is defined as: (a) conviction of a felony; or (b) gross and willful failure of the Named Executive to perform his duties; or (c) dishonest conduct, which is intentional and materially injurious to us. Good Reason is defined as: (a) a reduction in the level of responsibility; or (b) a reduction in compensation; or (c) forced relocation to another geographic location; or (d) failure to maintain substantially similar employment terms.

SUMMARY COMPENSATION TABLE

          The following table sets forth the compensation paid by us during each of the last three fiscal years to its Chief Executive Officer and each of our next most highly paid executive officers whose cash compensation exceeded $100,000 during the fiscal year ending December 31, 2005:
		Annual Compensation		Long-Term Compensation Awards Options (#)	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)

Christopher E. Herald, CEO Mark E. Jones, III Vice Chair James R. Maronick, CFO Walter H. Hunt	2005 2004 2003 2005 2004 2003 2005 2004 2003 2005	157,573 144,375 144,375 98,175 98,175 98,175 111,667 100,000 100,000 100,833	18,350 7,219 7,219 15,909 4,909 4,909 5,500 37,000 5,000 5,500	- 117,500 - - 276,500 - - - - -	10,500 (3) 17,245 (2) 8,291 (3) 6,627 (3) 14,127 (2) 6,750 (3) 7,538 (3) 6,750 (3) 6,750 (3) 24,856 (4)

(1) Granted under Crown's 2002 Plan.
(2) Fully-vested employer matching contributions to 401(k) Plan and cash compensated director fees.
(3) Fully-vested employer matching contributions to 401(k) Plan
(4) Fully-vested employer matching contributions to 401(k) Plan of $6,806 and moving allowances

Options

          The following tables set forth for the fiscal year ended December 31, 2005 contain certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers. We did not grant any option to executive officers or directors during 2005.

OPTION GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

Name Christopher E. Herald Mark E. Jones, III James R. Maronick Walter H. Hunt	Options Granted (#) - - - -	Percent of Total Options Granted to Employees in Fiscal Year N/A N/A N/A N/A	Exercise or Base Price ($/sh) N/A N/A N/A N/A	Expiration Date N/A N/A N/A N/A	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5% ($) N/A N/A N/A N/A	10% ($) N/A N/A N/A N/A

(1) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant, until the end of the five-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect Crown's estimate of future stock price growth.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
Name	Shares Acquired on Exercise (#)	Value Realized	Number of securities underlying unexercised Options at fiscal year-end (#) Exercisable/Unexercisable		Value of unexercised in-the money options at fiscal year-end ($) Exercisable/Unexercisable
Christopher E. Herald Mark E. Jones, III James R. Maronick Walter H. Hunt	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -

We have no long-term incentive plans as defined in item 402 (e) of regulation S-K

COMPARATIVE STOCK PERFORMANCE

          The following performance graph compares the performance of Crown's Common Stock to the NASDAQ Stock Market Total Return Index, the S & P Gold Mining Index, and a six-company peer group for Crown's last five fiscal years. The graph assumes the value of the investment was $100 at December 31, 2000 and measures that investment at December 31 of each of the years shown. All dividends are assumed to be reinvested. The graph is presented pursuant to requirements of the Securities and Exchange Commission. The information contained in this graph is not necessarily indicative of future price

<>

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth information, as of March 1, 2006, with respect to the number of shares of Common Stock beneficially owned by each shareholder known by Crown to be the beneficial owner of more than five percent of the Common Stock, by all Directors, nominees for director, executive officers named in the Summary Compensation Table and all Directors, nominees for director and executive officers as a group. Except as noted below, each shareholder has sole voting and investment powers with respect to the shares shown. Unless otherwise indicated below, the address of each beneficial owner is 4251 Kipling St., Suite 390, Wheat Ridge, Colorado, 80033.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership in Crown common stock(2)	Percent of Crown's common stock, based on current number of outstanding common shares prior to conversion of any convertible securities(3)	Percent of Crown's common stock, based on exercise of convertible securities on a fully diluted basis(4)

Solitario Resources Corporation
4251 Kipling St., Suite 390
Wheat Ridge, CO 80033

Zoloto Investors, LP
c/o Steve Webster
14701 St. Mary's Lane, Suite 800
Houston, TX 77079

Loeb Partners Corporation(7)
c/o Bob Grubin
61 Broadway
New York, NY 10006

Deephaven Domestic Capital(7)
Management, c/o Colin Smith
130 Cheshire Lane, Suite 102
Minnetonka, MN 55305

Kinross Gold Corporation
40 King St. West
Toronto, ON Canada M5H 3Y2

MMCAP International Inc. SPC
PO Box 32021 SMB
Grand Cayman
Cayman Islands, BWI

Steven A. Webster

Christopher M. Harte

Christopher E. Herald

Mark E. Jones, III

Brian Labadie

F. Gardner Parker

Ronald Shorr

James R. Maronick

All directors and executive officers as a group (nine persons)

	6,071,626(5) 16,443,548(5) 5,471,392 2,562,140 6,311,640(6) 2,327,061 16,820,195(7) 175,000 6,958,894(5) (8) 6,246,626(5) 225,000 200,000 54,300 532,177 19,568,940(9)	13.2% 35.7% 11.9% 5.6% 12.2% 5.1% 36.6% ..4% 15.1% 14.4% 0.5% 0.4% 0.1% 1.2% 42.5%	11.7% 31.6% 10.5% 4.9% 12.1% 4.5% 32.3% 0.3% 13.4% 12.7% 0.4% 0.4% 0.1% 1.0% 37.5%

          (1)     Based upon information supplied to Crown by the shareholder, including filings as required under section 13 and 16 of the Securities
                    Exchange Act of 1934.
          (2)     This column reflects the ownership of the 46,002,239 shares outstanding Crown common stock as of March 1, 2006, with the exception of
                    Kinross, whose totals include 5,800,000 shares from the potential conversion of the Convertible Debenture. In addition there are 312, 377 potentially issuable shares from outstanding Crown warrants, however none of the warrants are held by beneficial owners identified in the table.
          (3)     This column reflects the percentage ownership assuming outstanding shares only, but includes the effect of the exercise of the Convertible
                    Debenture as on the percentage ownership of Kinross.
          (4)     This column reflects the percentage ownership assuming the exercise of the Convertible Debenture and all warrants for cash, which would result in 52,114,616 shares of Crown common stock issued and outstanding.
          (5)     Includes 6,071,626 shares held by Solitario, which are subject to a voting agreement between Solitario and Zoloto. The 6,071,626 shares held by Solitario are subject to the control of the board of directors of Solitario. The board consists of Christopher E. Herald, Mark E. Jones,
                   Leonard Harris, John Hainey, and Dan Leonard.
          (6)     Includes 5,800,000 shares from the conversion of the Convertible Debenture.
          (7)     Includes 16,443,548 shares beneficially held by Zoloto Investors, LP, of which Mr. Webster is the sole member of the general partner.
          (8)     Includes 1,528 shares owned by Mr. Herald's spouse, of which Mr. Herald disclaims beneficial ownership.
          (9)     Bob Grubin is a principal of Loeb Partners Corporation. Colin Smith is the CEO of Deephaven Domestic Capital Management.

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

Item 13. Certain Relationships and Related Transactions

Management and technical services agreement

       We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses; payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $423,000 for 2005, $390,000 for 2004, and $351,000 for 2003, which are recorded as a reduction to general and administration costs. We anticipate the management and technical services agreement will be terminated if our pending Merger with Kinross is completed.

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

Stockholder and Voting Agreement

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2005, the Signing Shareholders collectively held 16,443,549 shares or 35.7% of Crown outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of December 31, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

Item 14. Principal Accountant Fees and Services

Audit Fees

          The following table summarizes the aggregate fees billed to Crown by Deloitte and Touche, LLP for the last two fiscal years ended December 31, 2005

	2005	2004
Audit fees (1)	$238,000	$123,000
Audit fees (2)	60,000	-
Tax fees	-	-
All other fees	-	-
Total	$298,000	$123,000

(1)     Fees billed for audit services by Deloitte & Touche, LLP in 2005 and 2004 consisted of:
          -     Audit of our annual consolidated financial statements.
          -     Reviews of our quarterly financial statements.
          -     Consent and other services related to Securities and Exchange Commission filings.

(2)     Fees billed for audit services by Ehrhardt Keefe Steiner and Hottman PC in 2005 consisted of:
          -     Audit of our annual consolidated financial statements.
          -     Consent and other services related to Securities and Exchange Commission filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2005, and December 31, 2004 (as restated)
Consolidated Statements of Operations for the years ended December 31, 2005, December 31, 2004 (as restated), and December 31, 2003 (as restated)
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, December 31, 2004 (as restated) and December 31, 2003 (as restated)
Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 (as restated)
Notes to Consolidated Financial Statements

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

CROWN RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer
Date:	March 24, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	March 24, 2006
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	March 24, 2006
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster

/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Christopher M. Harte		the Board of	March 24, 2006
Christopher M. Harte		Directors

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

10.10

Crown 2002 Stock Incentive Plan approved pursuant to Crown's Disclosure Statement and Plan of Reorganization and forms of option grant (incorporated by reference to Exhibit 10.10 to Crown's Form 10K for the year ended December 31, 2002). *

10.11

First and Second amendments to the Change in Control Agreement between Christopher Herald and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.11 to Crown's Form 10-K for the year ended December 31, 2002)*

10.12

First and Second amendments to the Change in Control Agreement between Mark E. Jones and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.12 to Crown's Form 10-K for the year ended December 31, 2002).*

10.13

First and Second amendments to the Change in Control Agreement between James R. Maronick and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.13 to Crown's Form 10-K for the year ended December 31, 2002).*

14.1

Crown Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer dated March 17, 2004 (incorporated by reference to Exhibit 14.1 to Crown's Form 10-K for the year ended December 31, 2004).

21.1	Subsidiaries of the registrant.
23.1	Consent of independent registered public accounting firm, Ehrhardt Keefe Steiner and Hottman, PC
23.2	Consent of independent registered public accounting firm, Deloitte & Touche, LLP
24	Powers of attorney.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21

CROWN RESOURCES CORPORATION

Schedule of Subsidiaries

December 31, 2005

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

          Group Crown Exploration (100%, incorporated in Mexico City, Mexico)

Exhibit 24

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, of Crown Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Steven A. Webster	March 16, 2006
Steven A. Webster
/s/ Mark E. Jones, III	March 16, 2006
Mark E. Jones, III
/s/ Christopher M. Harte	March 16, 2006
Christopher M. Harte
/s/ Christopher E. Herald	March 16, 2006
Christopher E. Herald
/s/ Brian Labadie	March 16, 2006
Brian Labadie
/s/ F. Gardner Parker	March 16, 2006
F. Gardner Parker
/s/ Ronald Shorr	March 16, 2006
Ronald Shorr