Form 10-Q
period 2006-03-31
CROWN RESOURCES CORP
filed 2006-05-12
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2006
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

          Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated. filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	[ ]	NO	[ X]

          Indicate by checkmark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES	[X]	NO	[ ]

          There were 46,002,339 shares of $0.01 par value common stock outstanding as of April 20, 2006.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and	March 31,	December 31,
per share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 1,380	$ 1,649
Restricted short-term investments	27	27
Investment in Solitario Resources Corporation, at fair value	69	56
Receivable from Solitario Resources Corporation	91	45
Prepaid expenses and other	53	59
Total current assets	1,620	1,836
Mineral properties, net	39,221	38,771
Other assets	156	159
	$40,997	$40,766
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 44	$ 102
Accrued liabilities	408	484
Unexercised warrant liability, at fair value	69	56
Accrued interest payable	311	211
Total current liabilities	832	853
Long-term liabilities:
Asset retirement obligation	39	24
Unexercised warrant liability, at fair value	800	486
Convertible debenture, net of discount	8,610	8,534
Deferred income taxes	7,121	7,159
Total long-term liabilities	16,570	16,203
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 46,002,239 at March 31, 2006 and December 31, 2005	460	460
Additional paid-in capital	57,575	57,338
Kinross receivable	(439)	(488)
Accumulated deficit	(34,001)	(33,600)
Total stockholders' equity	23,595	23,710
	$40,997	$ 40,766

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per	Three months ended
share amounts)	March 31,
2006	2005
Costs, expenses and other:
Exploration expense	-	-
Depreciation and amortization	3	3
General and administrative, net	138	144
Interest income	(15)	(12)
(Gain) loss on investment in Solitario Resources Corporation	(14)	100
Loss (gain) on derivative instrument, unexercised warrants	327	(2,243)
Income (loss) before income taxes	(439)	2,008
Income tax benefit	38	80
Net income (loss)	$ (401)	$ 2,088
Earnings (loss) per common share
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$(0.00)
Weighted average number of common shares
Basic	46,002	40,429
Diluted	46,002	45,264

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three months ended March 31,
	2006	2005
Operating activities:
Net (loss) income	$ (401)	$ 2,088
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	3	3
Deferred income taxes	(38)	(80)
Loss (gain) on derivative instrument	327	(2,243)
(Gain) loss on investment in Solitario Resources Corporation	(14)	100
Changes in operating assets and liabilities:
Prepaid expenses and other	(39)	(21)
Accounts payable and other current liabilities	(84)	(24)
Net cash used in operating activities	(246)	(177)
Investing activities:
Additions to mineral properties, net	(23)	(1,164)
Net cash used in investing activities	(23)	(1,164)
Financing activities:
Proceeds from sale of common stock	-	1,000
Net cash provided by financing activities	-	1,000
Net decrease in cash and cash equivalents	(269)	(341)
Cash and cash equivalents, beginning of period	1,649	2,081
Cash and cash equivalents, end of period	$1,380	$ 1,740

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Significant Accounting Policies

General

          The accompanying condensed consolidated financial statements of Crown Resources Corporation ("CRC") and its subsidiaries (collectively "Crown") as of and for the three months ended March 31, 2006 and 2005 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Business

        Crown Resources Corporation and its subsidiaries ("Crown") are engaged principally in the permitting and future development of the Buckhorn Mountain gold project in Washington State. Historically, Crown acquired and explored mineral properties located in the western United States. As discussed below, prior to Crown's distribution of Solitario Resources Corporation ("Solitario") on July 26, 2004, Crown owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in Mexico, Brazil, Bolivia, and Peru.

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

          Crown currently has limited financial resources and accordingly, is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross (see Note 2). Unless Crown is successful in these objectives, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and Crown cannot assure that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require approximately $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through the first quarter of 2007.

Recent Developments

The Merger

          As further discussed in Note 2, on November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares (the "Exchange Ratio") of Kinross common stock at closing. On February 24, 2006 Crown and Kinross executed the fifth amendment to the Merger Agreement which (i) extended the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduced the exchange ratio to 0.32 shares of Kinross stock and (iv) provided that if the merger is not completed by July 1, 2006 Kinross will loan Crown $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

          Previously, on May 31, 2005, Crown and Kinross executed the fourth amendment to the merger agreement which (i) extended the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from May 31, 2005 to March 31, 2006, (ii) increased the Exchange ratio to 0.34 shares of Kinross common stock, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provided that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005 and (v) provided that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices received by Crown after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. The Convertible Debenture was funded and issued on June 20, 2005. A majority of the funds from the Convertible Debenture were used to pay the dividend of $0.21 per share on July 26, 2005. As a result of the May 31, 2005 amendment, as of March 31, 2006, Crown has recorded an increase in mineral properties of $2,656,000 for permitting and other related costs on invoices received after June 1, 2005 paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through March 31, 2006 Kinross has paid $2,217,000 of those costs and Crown has recorded a receivable from Kinross of $439,000 as of March 31, 2006 in stockholders equity for the balance.

          On December 30, 2004, Crown and Kinross had entered into the third amendment to the Merger Agreement to extend the termination date. Concurrently with the December 30, 2004 amendment, Crown agreed to sell to Kinross and Kinross agreed to purchase from Crown 511,640 newly issued shares of its common stock at the fair market value of the stock of $1.9545 per share or $1,000,000 in the aggregate. The closing of the sale of these shares occurred on January 18, 2005. Previously Crown and Kinross had amended the Merger Agreement twice to extend the termination date from March 31, 2004 to December 31, 2004.

Spin-off of Solitario Stock

        On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 962,302 Retained Shares upon the exercise of warrants and at March 31, 2006 had 36,004 Retained Shares. Although Crown claims no beneficial ownership in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2006 and 2005, Crown recorded a gain (loss) on its investment in Retained Shares of $14,000 and $(100,000), respectively. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. Prior to July 26, 2004, Crown recorded its investment in Solitario under the equity method of accounting.

Net Income (Loss) Per Common Share

          The net income (loss) per common share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share ("EPS") is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Basic and diluted EPS were not the same for the three months ended March 31, 2005 because the effect of all potential common stocks was dilutive as further described below.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Potentially dilutive common shares are excluded from the computations in loss periods, as their effect would be antidilutive. As of March 31, 2006, Crown had warrants, which could be exercised for 312,377 common shares at an exercise price of $0.75 per share that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the three months ended March 31, 2006, as they are antidilutive. Also outstanding at March 31, 2006 was the Convertible Debenture issued to Kinross on June 20, 2005, which was excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the three months ended March 31, 2006, because it is antidilutive. As of March 31, 2005 Crown had warrants, which could be exercised for 8,243,335 common shares at an exercise price of $0.75 per share that could potentially dilute earnings per share. In order to calculate diluted earnings per share Crown assumes these warrants are converted as of the beginning of the three months ended March 31, 2005 under the treasury stock method, resulting in 4,835,000 additional shares estimated as outstanding for the computation of diluted earnings per share. In addition, because the warrants are assumed to be exercised as of the beginning of the three months ended March 31, 2005, the gain on derivative instruments related to the unexercised warrants for the three months ended March 31, 2005 of $2,243,000, is deducted from income available to common shareholders in calculating diluted earnings (loss) per share, which results in an estimated loss of $155,000 or $0.00 per share for diluted earnings per share.           The following table illustrates the effect of dilutive securities in calculating diluted earnings per share:

(in thousands, except per share amounts)	For the three months ended March 31,
	2006	2005
Net (loss) income	$ (401)	$ 2,088
Effect of Dilutive Securities:
Warrants	-	(2,243)
Diluted net loss	$ (401)	$ (155)
Shares:
Basic weighted average shares outstanding	46,002	40,429
Effect of Dilutive Securities:
Warrants	-	4,835
Diluted weighted average shares outstanding	46,002	45,264
Basic earnings (loss) per share	$(0.01)	$ 0.05
Diluted earnings (loss) per share	$(0.01)	$(0.00)

Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." Crown adopted SFAS No. 155 on January 1, 2006. The adoption of SFAS 155 did not have a material effect on Crown's financial position, results of operations or cash flows.

          In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," ("EITF No. 05-8"). EITF No. 05-8 provides that the issuance of convertible debt with a beneficial conversion feature results in a book/tax basis difference that should be accounted for as a temporary difference for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." EITF No. 05-08 further provides that the recognition of deferred taxes for the temporary difference should be recorded as an adjustment to additional paid-in capital, and that the recognition of deferred taxes for this temporary difference will not impact the income statement and the effective tax rate. Crown adopted EITF No. 05-8 on January 1, 2006, which requires retrospective application in accordance with SFAS No. 154, discussed below. As a result of adoption of EITF No. 05-8, Crown recorded a deferred tax liability of $552,000, with a corresponding charge to additional paid-in capital on a retrospective basis as of December 31, 2005, related to the deferred tax effects for the temporary book/tax difference on the $1,624,000 beneficial conversion feature recorded upon the issuance of the Convertible Debenture. The adoption of EITF No 05-8 has had no effect on the statement of operations for the three months ended March 31, 2006 or for the year ended December 31, 2005 as Crown has capitalized all of its interest cost, including interest for amortization of its beneficial conversion feature. Accordingly, no retrospective adjustment is necessary for results of operations, cash flows or retained earnings as a result of the adoption of EITF 05-8. Upon the future recognition of the capitalized interest related to the amortization of the beneficial conversion feature, Crown will record an income tax benefit in the period of recognition. The Convertible Debenture was not outstanding during the first quarter of 2005. Accordingly, there was no capitalization of interest or deferred tax effects related to the beneficial conversion feature during the first quarter of 2005.

          In May 2005, The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective to prior period application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. Crown adopted SFAS No. 154 on January 1, 2006. Other than the recognition of the deferred tax liability of $552,000 and corresponding charge to additional paid-in capital as of December 31, 2005 required by EITF 05-8, discussed above, the adoption of SFAS 154 did not have a material effect on Crown's financial position, results of operations or cash flows.

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 "Share Based Payments" as originally issued. On January 1, 2006 Crown adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended March 31, 2006 includes cost for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. Crown granted no options during the three months ended March 31, 2006 and 2005, had no options outstanding as December 31, 2005 and 2004 and as such, recorded no compensation expense in the three months ended March 31, 2006 and 2005. The adoption of SFAS No 123R has not had any effect on Crown's financial position or results of operations or cash flows.

Reclassification

          During the year ended December 31, 2005, Crown determined that additions to mineral properties on account for which payment had not been made represented non-cash investing activities that should not have been reported in its statements of cash flows. Historically, Crown had reflected the additions as investing cash flows in the periods in which the liabilities were incurred, and included changes in the related liability in cash flows from operating activities. Management has concluded that the misclassification was not material to the consolidated financial statements, and accordingly Crown's consolidated statement of cash flows for the quarter ended March 31, 2005 has been reclassified from the amounts previously reported to reduce cash used in operating activities by $613,000, and to increase cash flows used in investing activities by a corresponding amount.

2.       Merger Agreement

          On November 20, 2003, Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing. The Merger is subject to the approval of two-thirds of Crown's shareholders and customary closing conditions. Under the Merger Agreement, Crown is required to operate its business in the ordinary course, and Crown is restricted from engaging in certain significant business and financing transactions, or changes in corporate structure. On July 26, 2004, Crown completed a spin-off of           On February 24, 2006 Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduce the exchange ratio to 0.32 shares of Kinross stock and (iv) provide that if the merger is not completed by July 1, 2006 Kinross will loan Crown $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

          On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the Exchange Ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005, and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices for all permitting and development of Crown's Buckhorn Mountain Project received by Crown after June 1, 2005. During the three months ended March 31, 2006 Crown recorded an increase in mineral properties of $237,000 and Crown has recorded an increase in mineral properties of $2,656,000 for permitting and other related costs on invoices received after June 1, 2005, which have been recorded as a capital contribution to paid-in capital. Through March 31, 2006 Kinross has paid $2,217,000 of those costs since June 1, 2005 and Crown has recorded a receivable from Kinross of $439,000 as of March 31, 2006 in stockholders equity for the balance.

          The Convertible Debenture was issued on June 20, 2005 and has a term of five years, an interest rate of 4% payable annually with a provision to delay the payment of the first two annual interest payments until the date of the third annual payment, at Crown's election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million shares of Crown, plus shares for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by Crown, Crown shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of Crown's common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of Crown's common stock. The discount is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $76,000 to its Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the three months ended March 31, 2006. Crown used the majority of the proceeds from the sale of the Convertible Debenture to pay a dividend of $0.21 per share on July 26, 2005 to holders of record of Crown common stock as of July 14, 2005. In addition, Crown accrued $100,000 of interest on the Convertible Debenture for the three months ended March 31, 2006 which was capitalized to Crown's Buckhorn Mountain Project.

          Either Kinross or Crown may terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          Additionally, holders of unexercised warrants to purchase shares of Crown common stock have the right to elect to exchange the warrant for 0.32 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective date of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement. Crown had warrants outstanding which are exercisable for up to 312,377 shares as of March 31, 2006 and December 31, 2005 with an exercise price of $0.75 per share and which expire in October 2006.

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of March 31, 2006, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the Disbursing Agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent on behalf of unexchanged Debentures on July 26, 2005), 68,589 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of our common stock from the exercise of warrants to acquire 68,589 shares of our common stock which were exercised in July 2005. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to Crown any undistributed cash and Crown common stock.

4.       Unexercised warrant liability

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, Crown recorded the fair value of the warrants as unexercised warrant liability as of July 1, 2004, with subsequent increases and decreases in the fair value of the warrant recorded in the statement of operations as gain or loss on derivative instruments. In addition, upon exercise of any Crown warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the three months ended March 31, 2006, Crown recorded a loss on derivative instrument of $327,000, compared to a gain on derivative instrument of $2,243,000 for the three months ended March 31, 2005 related to the increase and decrease, respectively, in the fair value of the unexercised warrants. There were no warrant exercises during the three months ended March 31, 2006 and 2005.

          At March 31, 2006, there are unexercised warrants for 312,377 Crown common shares. Crown has recorded an unexercised warrant liability of $869,000, which includes $69,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $800,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

5.       Related Party Transactions

          Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing, which was subsequently amended to extend the termination date to December 31, 2006 and increase to 0.32 the Kinross shares exchanged for each share of Crown common stock. On January 18, 2005 Kinross acquired 511,640 shares of Crown common shares for $1,000,000. On June 20, 2005, we issued the $10,000,000 Convertible Debenture to Kinross. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, which is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $76,000 to its Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the three months ended March 31, 2006. Crown accrued $100,000 of interest on the Convertible Debenture for the three months ended March 31, 2006 which was capitalized to Crown's Buckhorn Mountain Project. During the three months ended March 31, 2006 Crown recorded an increase in mineral properties of $237,000 and Crown has recorded an increase in mineral properties of $2,656,000 for permitting and other related costs on invoices received after June 1, 2005, which have been recorded as a capital contribution to paid-in capital. Through March 31, 2006, Kinross has paid $2,217,000 of those costs since June 1, 2005 and Crown has recorded a receivable from Kinross of $439,000 as of March 31, 2006 in stockholders equity for the balance.

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown's activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $86,000 and $102,000 for the three months ended March 31, 2006 and 2005, respectively. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off Crown distributed 962,302 Retained Shares upon the exercise of warrants and at March 31, 2006, had 36,004 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2006, Crown recorded a gain on its investment in Retained Shares of $14,000 and a loss of $100,000 during the three months ended March 31, 2005. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of March 31, 2006, the Signing Shareholders collectively held 16,443,549 shares or 35.7% of the outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2006, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock.

          As of March 31, 2006, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown.

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

6.     Income taxes

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

          A reconciliation of expected federal income tax (expense) benefit from operations at the U.S. statutory rates with the (expense) benefit for income taxes is as follows:
	Three months ended March 31,
(in thousands)	2006	2005
Income tax benefit (expense) at statutory rates	$ 149	$(683)
Nondeductible loss (gain) on unexercised Crown warrants	(111)	763
Income tax benefit	$ 38	$ 80

7.     Change in Method of Accounting for Income taxes

          As a result of adoption of EITF No. 05-8, Crown recorded a deferred tax liability of $552,000 with a corresponding charge to additional paid-in capital on a retrospective basis as of December 31, 2005 related to the deferred tax effects for the temporary book/tax difference on the $1,624,000 beneficial conversion feature recorded upon the issuance of the Convertible Debenture. The adoption of EITF No 05-8, has had no effect on the statement of operations for the three months ended March 31, 2006 or for the year ended December 31, 2005 as Crown has capitalized all of its interest cost, including interest for amortization of its beneficial conversion feature. Accordingly, no retrospective adjustment is necessary for results of operations, cash flows or retained earnings as a result of the adoption of EITF 05-8. Upon the future recognition of the capitalized interest related to the amortization of the beneficial conversion feature, Crown will record an income tax benefit in the period of recognition. The Convertible Debenture was not outstanding during the first quarter of 2005. Accordingly, there was no capitalization of interest or deferred tax effects related to the beneficial conversion feature during the first quarter of 2005.

          The following financial statement line items as of December 31, 2005 have been changed as a result of the change in accounting principal upon the adoption of EITF No. 05-8:
(in thousands)	As originally reported	Effect of retrospective change	As adjusted
Deferred income taxes	$ 6,607	$ 552	$ 7,159
Additional paid-in capital	$57,890	$(552)	$57,338

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Crown for the years ended December 31, 2005, 2004 and 2003, and Management's Discussion and Analysis contained in Crown's Annual Report on Form 10-K for the year ended December 31, 2005. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future periods.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of March 31, 2006, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          As further described in Note 2 to our unaudited condensed financial statements, on November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger was amended on May 31, 2005 and February 24, 2006 and is subject to the approval of two thirds of our shareholders and customary closing conditions.

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

          On May 31, 2005, we amended the Merger Agreement with Kinross to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by us (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if we paid a dividend of up to $0.21 per share to our shareholders, Kinross would reimburse us upon the payment of certain third party invoices received by us after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. During the three months ended March 31, 2006 Crown recorded an increase in mineral properties of $237,000 and Crown has recorded an increase in mineral properties of $2,656,000 for permitting and other related costs on invoices received after June 1, 2005, which have been recorded as a capital contribution to paid-in capital. Through March 31, 2006, Kinross has paid $2,217,000 of those costs since June 1, 2005 and Crown has recorded a receivable from Kinross of $439,000 as of March 31, 2006 in stockholders equity for the balance.

          On June 20, 2005 we issued the Convertible Debenture which has a term of five years, an interest rate of 4% payable annually with a provision to delay the first two annual interest payments, at our election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million of our shares of common stock, plus shares of our common stock for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by us, we shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of our common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of our common stock. The discount is being amortized as interest cost over the stated term of the Convertible Debenture as interest cost. We capitalized interest cost of $76,000 from amortization of the discount to development cost during the three months ended March 31, 2006. In addition, we recorded $100,000 of interest on the Convertible Debenture for the three months ended March 31, 2006, which has also been capitalized to Buckhorn Mountain development costs.

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of April 20, 2006, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the Disbursing Agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent on behalf of unexchanged Debentures on July 26, 2005), 68,589 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of our common stock from the exercise of warrants to acquire 68,589 shares of our common stock which were exercised in July 2005. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to Crown any undistributed cash and Crown common stock.

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

          Three months ended March 31, 2006 compared to March 31, 2005

          For the three months ended March 31, 2006 we had a net loss of $401,000, or $0.01 per share, compared to net income of $2,088,000, or $0.05 per share for the three months ended March 31, 2005. The change from a loss in 2005 to income in 2006 is primarily due to the recognition of a gain on derivative instrument of $2,243,000 during the three months ended March 31, 2005 compared to the recognition of a net loss of $317,000 on derivative instrument in 2005. In addition we recorded a gain of $100,000 on our investment in Solitario Resources Corporation during 2005 compared to a gain of $14,000 during 2006. Each of these items is discussed in more detail below.

         On July 1, 2004, as a result of declaring, as a dividend, the distribution of our 9,633,585 shares of Solitario common stock, the classification of our warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, on July 1, 2004 we recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. During the three months ended March 31, 2006 Crown recorded a loss on derivative instrument of $327,000, related to the decrease in the fair value of the unexercised warrants. This decrease was primarily related to an increase in the underlying price of our common stock from $2.30 per share at December 31, 2005 to $3.3 per share at March 31, 2006, which in turn caused the fair value of our outstanding warrants, as determined by the Black-Scholes option pricing model, to increase by $317,000. We expect any future gains or losses on derivative instruments that we will recognize on our unexercised warrant liability will be significantly impacted by changes in the market price of shares of our common stock and, to a lesser extent, by changes in the value of our Retained Shares. See Item 3 below.

          On July 26, 2004, we completed a spin-off of Solitario's shares to its shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each of our shares they owned. We carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended March 31, 2006, we recorded a gain of $14,000 on our investment in the Retained Shares compared to a loss of $100,000 in the first quarter 2005. The increase in the value of our investment in the Retained Shares relates to an increase in the quoted market price of Solitario shares to Cdn$2.25 per share at March 31, 2006 from Cdn$1.81 per share at December 31, 2005. We expect any future gains or losses on our investment in Retained Shares will be determined by changes in the quoted market price of Solitario common stock. See Item 3 below.

        General and administrative expenses decreased to $138,000 during the first quarter of 2006 compared to $144,000 during the first three months of 2006 of $144,000 primarily as a result of a decrease of our activities pending the completion of the merger with Kinross. Amounts charged to Solitario for management fees during the first quarter of 2006 decreased to $86,000 from $102,000 in the first three months of 2005 primarily as a result of decreased activity in Solitario and reduced focus on general and administrative activities in Crown. Salaries and related benefit costs decreased to $170,000 in the first quarter of 2006 from $183,000 in 2005 primarily related to reduced personnel at the Buckhorn Mountain Project. Legal and accounting fees of $23,000 during 2006 were comparable to 2005 costs of $25,000. Other general and administrative costs, including investor relations and corporate fees, were comparable during the first quarter of 2006 and 2005. If our pending Merger with Kinross is not completed we expect our 2006 full-year general and administrative costs to be increase in 2007 as a result of expected increased activity related to the ongoing permitting at Buckhorn Mountain, currently being conducted by Kinross.

          We recorded an income tax benefit of $38,000 during the three months ended March 31, 2006 compared to an income tax benefit of $80,000 in the first quarter of 2005. Deferred tax benefit and (expense) of $111,000 and $(763,000), respectively, were not provided on the (loss) gain on derivative instrument - unexercised Crown warrants of $(317,000) and $2,243,000, respectively, recorded during the three months ended March 31, 2006 and 2005, which are not taxable for tax purposes and are treated as a permanent difference for which no deferred tax expense is provided. The remaining change in deferred taxes was related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2006 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

          Three months ended March 31, 2006 compared to March 31, 2005

          Net cash used in operating activities increased to $246,000 in the first three months of 2006 compared to $177,000 in the first three months of 2005. The primary reason for the decrease was the net reduction of accounts payable and accrued expenses of $84,000 during the first three months of 2006 compared to a net reduction in the same accounts of $24,000 during the first quarter of 2005. We also increased our prepaid expenses by $39,000 during the first quarter of 2006, which was larger than the increase in prepaid expenses during 2005 of $21,000. If our pending Merger with Kinross is not completed we would expect our 2007 cash used in operating activities to increase from the amounts used in 2006 as a result of a expected increased activities related to general and administrative costs for legal and accounting and other costs to assist in permitting the Buckhorn Mountain Project in 2007.

          Net cash used in investing activities decreased significantly to $23,000 in the first three months of 2006 compared to $1,164,000 during the first three months of 2005 as a result of our agreement with Kinross where they are paying for the permitting costs at the Buckhorn Mountain Project during the first quarter of 2006. During the first three months of 2006 we capitalized $176,000 of non-cash interest costs in development of our Buckhorn Mountain Project compared to $1,000 during the same period of 2005. There was no interest paid in cash during the first quarter of 2006 or 2005. If our pending Merger with Kinross is not completed, we expect our 2007 net cash used in investing activities to increase compared to 2006 as we will be responsible for all of the permitting costs currently being paid by Kinross.

          All interest costs, including non-cash interest costs, for the three months ended March 31, 2006 and 2005 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $176,000 and $1,000 for the three months ended March 31, 2006 and 2005, respectively. Interest costs increased significantly during the first quarter of 2006 compared to 2005 as a result of the issuance of the Convertible Debenture due to Kinross in June of 2005, discussed above. We accrued $100,000 of interest cost on the Convertible Debenture and $76,000 of amortization of the beneficial conversion feature we recorded when we issued the Convertible Debenture. If our pending Merger with Kinross is not completed, we would expect our ongoing interest costs to be significantly reduced as we would convert the Convertible Debenture. However upon conversion, any unamortized beneficial conversion feature discount would be charged as interest cost at the time of conversion, and capitalized to our Buckhorn Mountain Project.

          Net cash provided by financing activities during the first three months of 2005 was $1,000,000 from the issuance of 511,640 shares of our common stock to Kinross, in connection with the extension of the termination date of our merger agreement to May 31, 2005, discussed above under recent financing activities. There were no similar items during 2006. If our pending Merger with Kinross is not completed, we do not expect 2006 to have any other significant cash provided from financing activities, as we do not expect similar share issuances.

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

(f.) Contractual obligations and planned expenditures

          We have budgeted $950,000 for permitting and development expenditures in 2006, which will be fully reimbursed by Kinross. If the Merger is not completed, any remaining permitting costs, and development costs would become our responsibility. If the Merger is not successful, we would plan that the ores from the Buckhorn Mountain Project will be trucked to Kinross' Kettle River Mill and will be processed in accordance with our toll milling agreement with Kinross. The capital costs of the Buckhorn Mountain Project, through initial production, are currently estimated to be approximately $32.6 million, assuming the toll milling discussed above. If the pending merger with Kinross is not completed, we will require significant new financial resources in order to develop the Buckhorn Mountain Project, which may be in the form of a joint venture, project or debt finance, or issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          Future contractual obligations and cash commitments at March 31, 2006 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:
(in thousands)	2006	2007	2008	2009	2010+	Total
Convertible Debenture, including interest	-	-	1,200	400	10,400	12,000
Unpatented mining claim payments [1]	20	20	20	20	20	100
Asset retirement obligation	-	-	-	-	60	60
Operating leases	18	-	-	-	-	18
Total commitments	$ 38	$ 20	$1,220	$ 420	$10,480	$12,178

1 Assumes continued payment of mining claim payments on existing mineral properties.

           Cash and cash equivalents amounted to $1,380,000 at March 31, 2006. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at March 31, 2006 was $788,000.

(g.) Related party transactions

          As discussed in (a) "Business Overview and (b) "Recent Financing Transactions above, we executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each of share of our outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing, which has been subsequently amended to extend the termination date to December 31, 2006 and increase to 0.32 the Kinross shares exchanged for each share of our common stock. On January 18, 2005 Kinross acquired 511,640 shares of our common shares for $1,000,000. On June 20, 2005, we issued the $10,000,000 Convertible Debenture to Kinross. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, which is being amortized over the stated term of the Convertible Debenture. We capitalized interest cost of $76,000 to our Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the three months ended March 31, 2006. We accrued $100,000 of interest on the Convertible Debenture for the months ended March 31, 2006 which was capitalized to our Buckhorn Mountain Project. During the three months ended March 31, 2006 we recorded an increase in mineral properties of $237,000 and we recorded an increase in mineral properties of $2,656,000 for permitting and other related costs on invoices received after June 1, 2005, which have been recorded as a capital contribution to paid-in capital. Through March 31, 2006, Kinross has paid $2,217,000 of those costs since June 1, 2005 and we have recorded a receivable from Kinross of $439,000 as of March 31, 2006 in stockholders equity for the balance.

          We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses, payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario for the three months ended March 31, 2006 and 2005 were $86,000 and $102,000, respectively. These fees are recorded as a reduction to general and administration costs. We continue to operate under the management and technical services agreement subsequent to the spin-off of Solitario. If the Kinross merger is completed we expect to terminate the management and technical services agreement.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 962,302 Retained Shares upon the exercise of warrants and at March 31, 2006, had 36,004 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. At March 31, 2006, we have recorded an unexercised warrant liability of $869,000, which includes $69,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $800,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. During the three months ended March 31, 2006 and 2005, we recorded a gain of $14,000 and $100,000, respectively, on our investment in the Retained Shares. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

             We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of March 31, 2006, the Signing Shareholders collectively held 16,443,549 shares or 35.7% of our outstanding shares.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of March 31, 2006, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

          As of March 31, 2006, Solitario owns 6,071,626 of our common shares or approximately 13.2% of our outstanding shares.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

(h.) Critical Accounting Estimates

Mineral Properties, net

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $176,000 and $1,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005 a total of $18,319,000 and $18,143,000, respectively, of interest costs have been capitalized as mineral properties, net at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral properties with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in the three months ended March 31, 2006 or 2005.

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

(j.) Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

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

          We have concluded that there were certain material weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2005. These weaknesses resulted in adjustments related to properly applying accounting principles generally accepted in the United States of America to the accounting for accrued liabilities and accounts payable in our statement of cash flows. The events cited in our Annual Report on Form 10-K that are the subject of the restatement described in Note 14 to the consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting, discussed below.

Internal control over financial reporting

          Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material           We have performed a limited review of our system of internal controls over financial reporting and noted certain deficiencies in these controls. These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policies and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process.

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

(k.) Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." We adopted SFAS No. 155 on January 1, 2006. The adoption of SFAS 155 did not have a material effect on our financial position, results of operations or cash flows.

          In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," ("EITF No. 05-8"). EITF No. 05-8 provides that the issuance of convertible debt with a beneficial conversion feature results in a book/tax basis difference that should be accounted for as a temporary difference for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." EITF No. 05-08 further provides that the recognition of deferred taxes for the temporary difference should be recorded as an adjustment to additional paid-in capital, and that the recognition of deferred taxes for this temporary difference will not impact the income statement and the effective tax rate. We adopted EITF No 05-8 on January 1, 2006, which requires retrospective application in accordance with SFAS No. 154, discussed below. As a result of adoption of EITF No. 05-8, we recorded a deferred tax liability of $552,000, with a corresponding charge to additional paid-in capital on a retrospective basis as of December 31, 2005, related to the deferred tax effects for the temporary book/tax difference on the $1,624,000 beneficial conversion feature recorded upon the issuance of the Convertible Debenture. The amortization of interest cost related to the beneficial conversion feature, and the adoption of EITF No 05-8, has had no effect on the statement of operations for the three months ended March 31, 2006 or for the year ended December 31, 2005 as we have capitalized all of our interest cost, including interest for amortization of the beneficial conversion feature. Accordingly, no retrospective adjustment is necessary for results of operations, cash flows or retained earnings as a result of the adoption of EITF 05-8. Upon the future recognition of the capitalized interest related to the amortization of the beneficial conversion feature, we will record an income tax benefit in the period of recognition. The Convertible Debenture was not outstanding during the first quarter of 2005. Accordingly, there was no capitalization of interest or deferred tax effects related to the beneficial conversion feature during the first quarter of 2005.

          In May 2005, The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective to prior period application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. We adopted SFAS No. 154 on January 1, 2006. Other than the recognition of the deferred tax liability of $552,000 and corresponding charge to additional paid-in capital as of December 31, 2005 required by EITF 05-8, discussed above, the adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 "Share Based Payments" as originally issued. SFAS No. 123R is effective as of the beginning of the first annual period that begins after June 15, 2005. On January 1, 2006 we adopted SFAS No. 123R and its adoption has not had any effect on our financial position or results of operations or cash flows as all of our outstanding options were exercised during 2004, there have been no grants of new options since and we have no outstanding options as of March 31, 2006 or 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          (a) Equity Price Risks

          We have estimated that a hypothetical increase of ten percent in the equity price of our common stock will increase the fair value of our unexercised warrant liability by $103,000 as of March 31, 2006. We have estimated that a hypothetical decrease of ten percent in the equity price of our common stock will decrease the fair value of our unexercised warrant liability by $103,000 as of March 31, 2006.

          We have estimated that a hypothetical increase of ten percent in the equity price of Solitario common stock will increase the fair value of our investment in Solitario and increase our unexercised warrant liability by $7,000 as of March 31, 2006. We have estimated that a hypothetical decrease of ten percent in the equity price of Solitario common stock will decrease the fair value of our investment in Solitario and decrease our unexercised warrant liability by $7,000 as of March 31, 2006.

          (b.) Interest Rate Risks

          We have estimated that a hypothetical increase or decrease of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will not have a material impact on the value of our future earnings or the fair value of our warrant liability as of March 31, 2006. We have no material interest rate risks related to its debt instruments as of March 31, 2006 as the Convertible Debenture has a fixed interest rate.

          (c.) Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on April 20, 2006 was $633 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 4.   Controls and Procedures

                    Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of March 31, 2006.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weakness in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of March 31, 2006, as discussed below. Within the quarter ended March 31, 2006, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the three months ended March 31, 2006, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and begun the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls, and even upon completion of such review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the material weaknesses, significant deficiencies and deficiencies in our system of internal control over financial reporting identified above caused our system of internal control over financial reporting to be ineffective as of March 31, 2006. Within the quarter ended March 31, 2006, other than the steps taken above, there were no significant changes to our system of internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
          None

Item 1A. Risk Factors
          There have been no material changes from our risk factors as previously disclosed in our 2005 10-K

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

3.1	Crown's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4, Commission File No. 33-25033 (the "1989 S-4 Registration Statement"))
3.2	Crown's Bylaws (incorporated by reference to Exhibit 3.2 to the 1989 S-4 Registration Statement).
4.1

Form of Convertible Debenture dated June 20, 2005, whereby Crown issued $10 million in convertible debentures, convertible into 5.8 million shares of Crown common stock (incorporated by reference to exhibit 10.2 to Crown's Form 8-K filed on May 31, 2005)

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

CROWN RESOURCES CORPORATION
May 12, 2006 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer