Form 10-K/A
period 2005-12-31
CROWN RESOURCES CORP
filed 2006-07-17
CIK 841555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

TABLE OF CONTENTS


EXPLANATORY NOTE

          This Amendment to the Annual Report on Form 10-K of Crown Resources Corporation ("Crown") for the year ended December 31, 2005, originally filed on March 24, 2006, is being filed for the purposes of restating the Company's financial statements for the year ended December 31, 2004 and making the corresponding changes described below.

          Subsequent to our initial filing of our Form 10-K, we determined that the disclosure of the misclassification in our statement of cash flows for the year ended December 31, 2004 for additions to mineral properties on account for which payment had not been made which increased cash used in operating activities by $876,000 and decreased cash used in investing activities by a corresponding amount, should have been disclosed as a restatement of previously issued financial statements rather than as a reclassification.

          As a result, this Amendment eliminates the disclosure of the reclassification previously included in Note 1 and correctly identifies the change as a restatement in Note 14 in Item 8, Financial Statements and Supplementary Data, and makes related disclosure statements in this 10-K/A including identifying the restatement as a material weakness in Item 9A of this 10-K/A. This amendment required no changes to any previously reported item in our Consolidated Balance Sheet, our Consolidated Statement of Operations, our Consolidated Statement of Stockholders' Equity or our Consolidated Statement of Cash Flows.

          In addition we have added certain explanatory language regarding the capitalization of third-party permitting and development costs paid by Kinross Gold Corporation.

          For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. However, this Form 10-K/A only amends the items specifically described above. No other information in the original Form 10-K is amended. In addition, pursuant to the rules of the SEC, the original Form 10-K has been amended to contain currently dated certifications from the our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

          This Amendment does not reflect events that have occurred after March 24, 2006, the date the Annual Report on Form 10-K was originally filed. Information with respect to those events is set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

          This Annual Report on Form 10-K/A contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K/A. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K, including any amendments thereto, filed with the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, including the following, which are further described under Item 1A "Risk Factors."

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


Item 1. Business

          (a) Overview

          Crown is a precious metals exploration company operating in the western United States. As discussed below, prior to our distribution of Solitario Resources Corporation ("Solitario") shares on July 26, 2004, we owned 37.1% of Solitario, which had been accounted for under the equity method of accounting. Solitario operates as a precious and base metals exploration company in Mexico, Brazil, Bolivia, and Peru. Unless the context requires otherwise, "Crown", "we", "us" and "our" refer to Crown Resources Corporation and our consolidated subsidiaries.

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


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

          Previously, on May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from May 31, 2005 to March 31, 2006, (ii) increase the Exchange ratio to 0.34 shares of Kinross common stock, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices received by Crown after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. The Convertible Debenture was funded and issued on June 20, 2005. A majority of the funds from the Convertible Debenture were used to pay the dividend of $0.21 per share on July 26, 2005. Crown is not required to repay Kinross for the amounts Kinross has paid for third-party permitting and development costs under this amendment under any circumstance. Crown capitalizes these third-party permitting and development costs as they are for the benefit of the Buckhorn Mountain Project. Crown records all amounts capitalized as additional paid-in capital and records all accrued third party invoices which have not yet been paid as either accounts payable or accrued liabilities with an offsetting receivable in stockholders' equity. As a result of the May 31, 2005 amendment, as of December 31, 2005, Crown has recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and Crown has recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

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


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


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


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


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


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


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


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


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


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


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


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
Balance sheet data:	As of December 31,
(in thousands)	2005	2004(1)	2003	2002	2001
Total assets	$40,766	$39,440	$34,446	$29,644	$ 31,030
Current portion of long term debt	-	45	49	70	18,302
Non-current portion of long- term debt (net)	8,534	-	353	5,037	107
Working capital (deficit)	983	1,006	2,082	793	(15,713)
Stockholders' equity	24,262	18,462	29,379	19,159	11,630

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2005	2004(1) (2)	2003	2002	2001(3)
Revenues and property sales	$ -	$ -	$ -	$ 171	$ 214
Net income (loss)	$(899)	$(7,119)	$(3,854)	$2,091	$(2,098)
Basic income (loss) per share	$ (0.02)	$ (0.23)	$ (0.59)	$ 0.65	$ (0.72)
Diluted income (loss) per share	$ (0.02)	$ (0.23)	$ (0.59)	$ 0.10	$ (0.72)

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


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


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

          On May 31, 2005, we amended the Merger Agreement with Kinross to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by us (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if we paid a dividend of up to $0.21 per share to our shareholders, Kinross would reimburse us upon the payment of certain third party invoices received by us after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. We are not required to repay Kinross for the amounts Kinross has paid for third-party permitting and development costs under this amendment under any circumstance. We capitalize these third-party permitting and development costs as they are for the benefit of our Buckhorn Mountain Project. We record all amounts capitalized as additional paid-in capital and record all accrued third party invoices which have not yet been paid as either accounts payable or accrued liabilities with an offsetting receivable in stockholders' equity. As a result of the May 31, 2005 amendment, as of December 31, 2005, we recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and we have recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

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


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


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


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


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


primarily for these costs at December 31, 2005, based on inquiries of the WDOE and third-party contractors regarding unbilled fees for services rendered through December 31, 2005.

          2005 vs. 2004

          Net cash used in operating activities decreased to $965,000 in 2005 compared to $1,137,000 in 2004. The primary reason for the decrease was a reduction in the use of cash during 2005 to reduce accounts payable compared to 2004. During 2005 we used $19,000 in cash to reduce our accounts payable balances compared to $117,000 during 2004. In addition we reduced our receivables by $16,000 during 2005 which generated cash compared to a use of cash of $72,000 from an increase in our receivables during 2004. We also recorded an increase in interest income during 2005 of $75,000 compared to interest income of $24,000 during 2004. These reductions in cash used from operations were partially offset by the increase in general and administrative costs during 2005 compared to 2004. If our pending Merger with Kinross is not completed, we would expect our 2006 cash used in operating activities to be comparable to 2005, as a result of expected comparable general and           Net cash used in investing activities increased to $1,891,000 in 2005 compared to $1,163,000 in 2004 as a result of significantly increased development activities related to our Buckhorn Mountain Project. The expenditures during 2005 and 2004 were primarily related to costs for permitting paid to the State of Washington and third-party consultants for preparation and review of the DEIS and the final EIS as well as other permitting costs. These cash additions during 2005 included costs of $464,000 that Kinross reimbursed us for permitting costs (but exclude $1,466,000 of costs that Kinross directly paid to third party vendors for permitting costs during 2005) as a result of the amendment to the Merger Agreement discussed under recent developments above. These increased payments were partially offset by a reduction in capitalized interest paid in cash during 2005. We capitalized interest paid in cash during 2004 of $183,000 compared to no capitalized interest paid in cash during 2005 as discussed below. If our pending Merger with Kinross is not completed, we expect our future net expenditures at Buckhorn Mountain to increase as the bulk of our costs during 2005 were either paid directly by Kinross or reimbursed to us by Kinross.

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


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


Future contractual obligations and cash commitments at December 31, 2005 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2006	2007	2008	2009	2010+	Total
Convertible Debenture, including interest	-	-	1,200	400	10,400	12,000
Unpatented mining claim payments [1]	20	20	20	20	20	100
Asset retirement obligation	-	-	-	-	60	60
Operating leases	27		-	-	-	27
Total commitments	$ 47	$ 20	$1,220	$ 420	$10,480	$ 12,187

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


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


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


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


          We have concluded that there were certain material weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2005. These weaknesses resulted in adjustments related to properly applying accounting principles generally accepted in the United States of America to the accounting for (i) deferred tax benefit related to its loss on derivative instrument - unexercised Crown warrants, (ii) deferred tax expense related to its spin-off of Solitario and (iii) additions to mineral properties on account for which payment had not been made in our statement of cash flows. The events cited in this report that are the subject of the restatements described in Note 14 to the consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting, discussed below.

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


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

          (k.) Recent Accounting Pronouncements

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. We have not yet determined what effect if any, the adoption of SFAS No. 155 will have our financial position, results of operations or cash flows.

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


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


Item 8. Financial Statements and Supplementary Data
CROWN RESOURCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Reports of Independent Registered Public Accounting Firm	33
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005, and 2004 (as restated)	35
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 (as restated), and 2003	36
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 (as restated), and 2003	37
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (as restated), and 2003	38
Notes to Consolidated Financial Statements (as restated)	39


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


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

/s/ Deloitte & Touche LLP

Denver, Colorado
April 7, 2005 (May 27, 2005 as to the effects of the restatement discussed in Note 14)


CROWN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2005	2004
		(As restated, see Note 14)
Assets
Current assets:
Cash and cash equivalents	$ 1,649	$ 2,081
Restricted short-term investments	27	27
Investment in Solitario Resources Corporation, at fair value	56	1,428
Receivable from Solitario Resources Corporation	45	79
Prepaid expenses and other	59	41
Total current assets	1,836	3,656
Mineral properties, net	38,771	35,639

Other assets:
Other	159	145
Total other assets	159	145
	$40,766	$39,440
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 102	$ 181
Accrued liabilities	484	996
Current portion of long-term debt	-	45
Unexercised warrant liability, at fair value	56	1,428
Accrued interest payable	211	-
Total current liabilities	853	2,650

Long-term liabilities:
Asset retirement obligation	24	23
Unexercised warrant liability, at fair value	486	11,453
Convertible Debenture, net of discount	8,534	-
Deferred income taxes	6,607	6,852
Total long-term liabilities	15,651	18,328
Commitments and contingencies (Notes 2, 3, 5, 6, 9)
Stockholders' equity
Preferred stock, $0.01 par value; authorized 40,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value: authorized 100,000,000 shares; issued and outstanding; 46,002,239 and 40,014,132 shares at December 31, 2005 and 2004, respectively	460	400
Additional paid-in capital	57,890	50,763
Kinross receivable	(488)	-
Accumulated deficit	(33,600)	(32,701)
Total stockholders' equity	24,262	18,462
	$ 40,766	$ 39,440

See notes to consolidated financial statements


CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year ended December 31,
	2005	2004	2003
		(As restated, see Note 14)
Costs, expenses and other:
Exploration expense	3	27	27
Depreciation and amortization	14	12	15
General and administrative, net (1)	1,034	935	995
Variable option compensation expense (1)	-	518	3,126
Interest income	(75)	(24)	(25)
Gain on investment in Solitario Resources Corporation	(37)	(1,263)	-
Equity in loss of Solitario Resources Corporation	-	475	571
Loss on derivative instrument- unexercised Crown warrants	205	3,475	-
Other income, net	-	(60)	-
Total costs, expenses and other before income taxes	1,144	4,095	4,709
Income tax benefit (expense)	245	(3,024)	855
Net income (loss)	$(899)	$(7,119)	$(3,854)
Per share:
Basic and diluted loss per share	$ (0.02)	$ (0.23)	$ (0.59)
Number of shares used in calculation of basic and diluted
Loss per share	43,122	30,366	6,575

(1)     Due to its size, variable option compensation expense is stated separately in order to give visibility to the item. The entire amount would be included in general and administrative expense, if it was allocated among the line items in the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.

See notes to consolidated financial statements.


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


CROWN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2005	2004	2003
		(As restated, see Note 14)
Operating Activities:
Net loss	$(899)	$(7,119)	$(3,854)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14	12	15
Compensation expense for variable options	-	518	3,126
Equity in loss of Solitario Resources Corporation	-	475	571
Gain on investment in Solitario Resources Corporation	(37)	(1,263)	-
Loss on derivative instrument	205	3,475	-
Deferred income taxes	(245)	3,024	(855)
Gain on sale of assets	-	(70)	-
Changes in operating assets and liabilities:
Prepaid expenses and other	16	(72)	54
Accounts payable and other current liabilities	(19)	(117)	130
Net cash used in operating activities	(965)	(1,137)	(813)
Investing Activities:
Additions to mineral properties, net	(1,863)	(1,399)	(1,168)
Proceeds from sales of marketable equity securities	-	241	-
Increase in restricted investments	-	(5)	(60)
Decrease (increase) in other assets	(28)	-	13
Net cash used in investing activities	(1,891)	(1,163)	(1,215)
Financing Activities:
Proceeds from issuance of common shares for cash	1,000	-	-
Proceeds from issuance of Convertible Debenture	10,000	-	-
Payment of dividend on common shares	(9,661)	-	-
Proceeds from exercise of warrants	671	711	708
Payments on long-term note payable	(50)	(50)	(70)
Proceeds from Kinross payment of permitting costs	464	-	-
Proceeds from exercise of options	-	1,355	23
Proceeds from issuance of Subordinated B Notes	-	-	2,705
Payment to redeem Secured notes	-	-	(6)
Net cash provided by financing activities	2,424	2,016	3,360
Net increase (decrease) in cash and cash equivalents	(432)	(284)	1,332
Cash and cash equivalents, beginning of year	2,081	2,365	1,033
Cash and cash equivalents, end of year	$ 1,649	$ 2,081	$ 2,365
Supplemental disclosure of cash flow information:
Cash paid for capitalized interest	$ 5	$183	$ 310
Non-cash transactions:
Non-cash interest capitalized	374	3,701	2,758
Common stock issued on cashless exercise of warrants	11,135	26	-
Increase in mineral properties for invoices paid directly to third party vendors by Kinross	1,466	-	-
Increases (decreases) in additions to mineral property on account	572	(876)	-
Beneficial conversion discount charged to additional paid in capital	1,624	-	-
Debt converted to shares of common stock	-	3,600	8,699

See notes to consolidated financial statements.


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


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


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


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


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

Recent accounting pronouncements

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No.


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


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

          On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the Exchange Ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005, and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices for all permitting and development of Crown's Buckhorn Mountain Project received by Crown after June 1, 2005. We are not required to repay Kinross for the amounts Kinross has paid for third-party permitting and development costs under this amendment under any circumstance. We capitalize these third party permitting and development activities as they are for the benefit of the Buckhorn Mountain Project. We record all amounts capitalized to additional paid-in capital and record all accrued third party invoices which have not yet been paid as either accounts payable or accrued liabilities with an offsetting receivable from Kinross in stockholders' equity. As a result of the May 31, 2005 amendment, as of December 31, 2005, Crown has recorded an increase in mineral properties of $2,418,000 for permitting and other related costs on invoices received after June 1, 2005 to be paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through December 31, 2005 Kinross has paid $1,930,000 of those costs and Crown has recorded a receivable from Kinross of $488,000 as of December 31, 2005 in stockholders equity for the balance.

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


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


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

  Condensed financial information of Solitario is as follows:

Statements of Operations	Year Ended December 31,
(in thousands)	2003
Unrealized gain on derivative instruments	$ 5,438
Other costs and expenses	(2,084)
Net income	$ 3,354

          The following is a reconciliation of Solitario's reported net income (loss) to amounts reported by Crown as its equity in loss of Solitario:
(in thousands)	For the year ended December 31,
	2004**	2003
Solitario net income (loss) as reported	$ (2,205)	$ 3,354
Adjustments:
Solitario's derivative (gains) and losses recorded in its statement of operations for its holdings of Crown warrants, net of $800 and $669, respectively, of tax in 2004 and 2003	942	(4,769)
Other, net	-	-
Solitario adjusted loss	(1,263)	(1,415)
Crown weighted average percentage (1) (2)	37.6%	40.4%
Crown's equity in loss of unconsolidated subsidiary	$ (475)	$ (571)

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


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


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


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


          Crown recorded the following amounts to capitalized interest cost related to long-term debt:

	Year ended December 31,
	2005	2004	2003
(in thousands)	Convertible Debenture	Senior Notes	Senior Notes	Secured Notes	Subor- dinated Notes	Subor- dinated B Notes	Total

Notes:
Stated interest	211	194	$360	$ 185	$339	$191	$1,075
Warrant discount amortization	-	41	74	-	-	-	74
Beneficial conversion feature discount amortization	158	138	125	213	-	-	338
Unamortized discount charged to interest cost upon conversion	-	3,105	-	940	-	-	940
Increase (decrease) in interest cost from shares issued for interest	-	397	373	200	27	28	628
Total	369	3,875	$932	$1,538	$366	$219	3,055
Keystone Note	5	9					13
Total capitalized interest cost	$374	$3,884					$3,068

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


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


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


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


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


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


13.   Subsequent events

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


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

          During the year ended December 31, 2005, Crown also determined that additions to mineral properties on account for which payment had not been made represented non-cash investing activities that should not have been reported in its statements of cash flows. Historically, Crown had reflected the additions as investing cash flows in the periods in which the liabilities were incurred, and included changes in the related liability in cash flows from operating activities. Crown's consolidated statement of cash flows for the year ended December 31, 2004 has been restated from the amounts previously reported to increase cash used in operating activities by $876,000, and to decrease cash flows used in investing activities by a corresponding amount.


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

          During the year ended December 31, 2005 and subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we identified matters that resulted in adjustments that had a material effect on our Company's financial reporting process. We determined we had (i) incorrectly recognized a deferred tax benefit related to our loss on derivative instrument - unexercised Crown warrants, (ii) incorrectly recorded deferred tax expense related to our spin-off of Solitario related to our retained shares, and (iii) incorrectly reporting of additions to mineral properties on accounts for which payments had not been made in our statements of cash flows. Such adjustments are the result of a material weakness in both the design or operation of our disclosure controls and procedures and the implementation of generally accepted accounting principles. We believe that these matters constitute a material weakness in internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

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


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


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


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


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

Audit Committee Report

          In performing its duties the Audit Committee reviewed and discussed the audited financial statements contained in the 2005 Annual Report on Form 10-K (including any amendments) with management and Crown's independent registered public accounting firm, Ehrhardt Keefe Steiner and Hottman, PC ("Ehrhardt"), which replaced Deloitte & Touche as Crown's independent registered public accounting firm in December 2005. The Audit Committee met with Ehrhardt, and discussed all issues deemed to be significant by Ehrhardt, including any matters required by Rule 2-07 of Regulation S-X, "Communication with Audit Committees" and Statement of Auditing Standard No. 61, as amended, ("Communications with Audit Committees") and without management present, discussed and reviewed the results of audit of the financial statements. In addition, in accordance with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees" as amended or supplemented, the Audit Committee discussed with Ehrhardt its independence from Crown and its management, and has received the written disclosures and letter from Ehrhardt that stated it is independent of Crown within the meaning of US securities laws.

          In reliance on the reviews and discussions outlined above, the Audit Committee has recommended to the Board that Crown include the audited consolidated financial statements in its Annual Report under Form 10-K/A for the year ended December 31, 2005 for filing with the SEC.

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


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


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


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


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


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


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

Solitario Resources Corporation
4251 Kipling St., Suite 390
Wheat Ridge, CO 80033

Zoloto Investors, LP
c/o Steve Webster
14701 St. Mary's Lane, Suite 800
Houston, TX 77079

Loeb Partners Corporation(7)
c/o Bob Grubin
61 Broadway
New York, NY 10006

Deephaven Domestic Capital(7)
Management, c/o Colin Smith
130 Cheshire Lane, Suite 102
Minnetonka, MN 55305

Kinross Gold Corporation
40 King St. West
Toronto, ON Canada M5H 3Y2

MMCAP International Inc. SPC
PO Box 32021 SMB
Grand Cayman
Cayman Islands, BWI

Steven A. Webster

Christopher M. Harte

Christopher E. Herald

Mark E. Jones, III

Brian Labadie

F. Gardner Parker

Ronald Shorr

James R. Maronick

All directors and executive officers as a group (nine persons)

	6,071,626(5) 16,443,548(5) 5,471,392 2,562,140 6,311,640(6) 2,327,061 16,820,195(7) 175,000 6,958,894(5) (8) 6,246,626(5) 225,000 200,000 54,300 532,177 19,568,940(9)	13.2% 35.7% 11.9% 5.6% 12.2% 5.1% 36.6% 0.4% 15.1% 14.4% 0.5% 0.4% 0.1% 1.2% 42.5%	11.7% 31.6% 10.5% 4.9% 12.1% 4.5% 32.3% 0.3% 13.4% 12.7% 0.4% 0.4% 0.1% 1.0% 37.5%


(1)     Based upon information supplied to Crown by the shareholder, including filings as required under section 13 and 16 of the Securities and Exchange Act of 1934.(2)     This column reflects the ownership of the 46,002,239 shares outstanding Crown common stock as of March 1, 2006, with the exception of Kinross, whose totals include 5,800,000 shares from the potential conversion of the Convertible Debenture. In addition there are 312, 377 potentially issuable shares from outstanding Crown warrants, however none of the warrants are held by beneficial owners identified in the table.

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


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
     Audit of our annual consolidated financial statements.
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


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


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	July 14, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	July 14, 2006
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	July 14,, 2006
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster

/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Christopher M. Harte		the Board of	July 14, 2006
Christopher M. Harte		Directors

/s/ Brian Labadie
Brian Labadie

/s/ F. Gardner Parker
F. Gardner Parker

/s/ Ronald Shorr
Ronald Shorr

By: /s/ James R. Maronick
James R. Maronick, Attorney-in-fact


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

10.10

Crown 2002 Stock Incentive Plan approved pursuant to Crown's Disclosure Statement and Plan of Reorganization and forms of option grant (incorporated by reference to Exhibit 10.10 to Crown's Form 10K for the year ended December 31, 2002). *

10.11

First and Second amendments to the Change in Control Agreement between Christopher Herald and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.11 to Crown's Form 10-K for the year ended December 31, 2002)*

10.12

First and Second amendments to the Change in Control Agreement between Mark E. Jones and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.12 to Crown's Form 10-K for the year ended December 31, 2002).*

10.13

First and Second amendments to the Change in Control Agreement between James R. Maronick and Crown dated February 15, 2002 and March 22, 2002, respectively (incorporated by reference to Exhibit 10.13 to Crown's Form 10-K for the year ended December 31, 2002).*

14.1

Crown Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer dated March 17, 2004 (incorporated by reference to Exhibit 14.2 to Crown's Form 10-K for the year ended December 31, 2004).

21.1	Subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm, Ehrhardt Keefe Steiner and Hottman, PC
23.2*	Consent of independent registered public accounting firm, Deloitte & Touche, LLP
24	Powers of attorney.
31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith this Form 10-K/A


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


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