Form 10-Q/A
period 2006-03-31
CROWN RESOURCES CORP
filed 2006-07-17
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(amendment No. 1)

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

TABLE OF CONTENTS


EXPLANATORY NOTE

          This Amendment to the Quarterly Report on Form 10-Q of Crown Resources Corporation ("Crown") for the three months ended March 31, 2006, originally filed on May 12, 2006, is being filed for the purposes of restating the Company's financial statements for the three months ended March 31, 2005 and making the corresponding changes described below.

          Subsequent to our initial filing of our Form 10-Q, we determined that the disclosure of the misclassification in our statement of cash flows for the three months ended March 31, 2005 for additions to mineral properties on account for which payment had not been made, which increased cash used in operating activities by $613,000 and decreased cash used in investing activities by a corresponding amount, should have been disclosed as a restatement of previously issued financial statements rather than as a reclassification.

          As a result, this Amendment eliminates the disclosure of the reclassification previously included in Note 1 and correctly identifies the change as a restatement in Note 8 to the condensed consolidated financial statements in this Form 10-Q/A and makes related disclosure statements in this Form 10-Q/A including identifying the restatement as a material weakness in Item 4 of this Form 10-Q/A. This amendment required no changes to any previously reported item in our Consolidated Balance Sheet, our Consolidated Statement of Operations, our Consolidated Statement of Stockholders' Equity or our Consolidated Statement of Cash Flows.

          In addition we have added certain explanatory language regarding the capitalization of third-party permitting and development costs paid by Kinross Gold Corporation.

          For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. However, this Form 10-Q/A only amends the items specifically described above. No other information in the original Form 10-Q is amended. In addition, pursuant to the rules of the SEC, the original Form 10-Q has been amended to contain currently dated certifications from the our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

          This Amendment does not reflect events that have occurred after May 12, 2006, the date the Quarterly Report on Form 10-Q was originally filed.


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

See Notes to Unaudited Condensed Consolidated Financial Statements.


CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)	Three months ended March 31, 2006 2005

Costs, expenses and other:
Exploration expense	-	-
Depreciation and amortization	3	3
General and administrative, net	138	144
Interest income	(15)	(12)
(Gain) loss on investment in Solitario Resources Corporation	(14)	100
Loss (gain) on derivative instrument, unexercised warrants	327	(2,243)
Income (loss) before income taxes	(439)	2,008
Income tax benefit	38	80
Net income (loss)	$ (401)	$ 2,088
Earnings (loss) per common share
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$(0.00)
Weighted average number of common shares
Basic	46,002	40,429
Diluted	46,002	45,264

See Notes to Unaudited Condensed Consolidated Financial Statements.


CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three months ended March 31,
	2006	2005
Operating activities:		(as restated, see Note 8)
Net (loss) income	$ (401)	$ 2,088
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	3	3
Deferred income taxes	(38)	(80)
Loss (gain) on derivative instrument	327	(2,243)
(Gain) loss on investment in Solitario Resources Corporation	(14)	100
Changes in operating assets and liabilities:
Prepaid expenses and other	(39)	(21)
Accounts payable and other current liabilities	(84)	(24)
Net cash used in operating activities	(246)	(177)
Investing activities:
Additions to mineral properties, net	(23)	(1,164)
Net cash used in investing activities	(23)	(1,164)
Financing activities:
Proceeds from sale of common stock	-	1,000
Net cash provided by financing activities	-	1,000
Net decrease in cash and cash equivalents	(269)	(341)
Cash and cash equivalents, beginning of period	1,649	2,081
Cash and cash equivalents, end of period	$1,380	$ 1,740

See Notes to Unaudited Condensed Consolidated Financial Statements.


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

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K/A for the year ended December 31, 2005. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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


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


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


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


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


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


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

8.     Restatement

          During the year ended December 31, 2005, Crown determined that additions to mineral properties on account for which payment had not been made represented non-cash investing activities that should not have been reported in its statements of cash flows. Historically, Crown had reflected the additions as investing cash flows in the periods in which the liabilities were incurred, and included changes in the related liability in cash flows from operating activities. Accordingly Crown's condensed consolidated statement of cash flows for the quarter ended March 31, 2005 has been restated from the amounts previously reported to reduce cash used in operating activities by $613,000, and to increase cash flows used in investing activities by a corresponding amount.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Crown for the years ended December 31, 2005, 2004 and 2003, and Management's Discussion and Analysis contained in Crown's Annual Report on Form 10-K/A for the year ended December 31, 2005. Crown's financial condition and results of operations are not necessarily indicative of what may be expected in future periods.

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


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


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


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


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

          Future contractual obligations and cash commitments at March 31, 2006 include the payment of: long-term debt, unpatented mining claim payments, and operating leases, as follows:
(in thousands)	2006	2007	2008	2009	2010+	Total
Convertible Debenture, including interest	-	-	1,200	400	10,400	12,000
Unpatented mining claim payments [1]	20	20	20	20	20	100
Asset retirement obligation	-	-	-	-	60	60
Operating leases	18		-	-	-	18
Total commitments	$ 38	$ 20	$1,220	$420	$10,480	$12,178

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


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

          We have concluded that there were certain material weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2005. These weaknesses resulted in adjustments related to properly applying accounting principles generally accepted in the United States of


America to the accounting for (i) deferred tax benefit related to its loss on derivative instrument - unexercised Crown warrants, (ii) deferred tax expense related to its spin-off of Solitario and (iii) additions to mineral properties on account for which payment had not been made in our statement of cash flows. The events cited in our Annual Report on Form 10-K/A that are the subject of the restatements described in Note 14 to the annual consolidated financial statements and the events cited in Note 8 to this Form 10-Q/A were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting, discussed below.

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


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


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


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

          We have also concluded that the events cited in this report that are the subject of the reclassification described in Note 8 to the condensed consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting. These material weaknesses relate to incorrectly reporting of additions to mineral properties on accounts for which payments had not been made in our statements of cash flows.

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

Safe Harbor

          The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by


those sections. Factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the timing of receipt of necessary governmental permits, the market price of gold, results of current exploration activities and other risk factors detailed in Crown's Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350
*	Filed herewith this Form 10-Q/A


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN RESOURCES CORPORATION
July 14, 2006 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer