Form 10-Q
period 2006-06-30
CROWN RESOURCES CORP
filed 2006-08-14
CIK 841555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30 2006
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission file number   0-50602

CROWN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	84-1097086 (I.R.S. Employer Identification No.
4251 Kipling St. Suite 390, Wheat Ridge, CO (Address of principal executive offices)	80033 (Zip Code)
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

There were 46,287,953 shares of $0.01 par value common stock outstanding as of July 31, 2006.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and	June 30,	December 31,
per share amounts)	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,235	$ 1,649
Restricted short-term investments	27	27
Investment in Solitario Resources Corporation, at fair value	8	56
Receivable from Solitario Resources Corporation	159	45
Prepaid expenses and other	52	59
Total current assets	1,481	1,836
Mineral properties, net	39,897	38,771
Other assets	155	159
Total assets	$41,533	$ 40,766
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 19	$ 102
Accrued liabilities	340	484
Unexercised warrant liability, at fair value	8	56
Accrued interest on convertible debenture due to Kinross	411	211
Total current liabilities	778	853
Long-term liabilities:
Asset retirement obligation	40	24
Unexercised warrant liability, at fair value	67	486
Convertible debenture due to Kinross, net of discount	8,687	8,534
Deferred income taxes	7,034	7,159
Total long-term liabilities	15,828	16,203
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; authorized 40,000,000 shares, none outstanding	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding, 46,287,953 and 46,002,239 at June 30, 2006 and December 31, 2005, respectively.	463	460
Additional paid-in capital	58,866	57,338
Kinross receivable	(315)	(488)
Accumulated deficit	(34,087)	(33,600)
Total stockholders' equity	24,927	23,710
Total liabilities and stockholders' equity	$ 41,533	$ 40,766

See Notes to Unaudited Condensed Consolidated Financial Statements.

CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per	Three months ended	Six months ended
share amounts)	June 30,	June 30,
2006	2005	2006	2005
Costs, expenses and other:
Depreciation and amortization	$ 2	$ 4	$ 5	$ 7
General and administrative	283	418	421	562
Interest income	(14)	(19)	(29)	(31)
(Gain) loss on investment in Solitario Resources Corporation	(15)	(13)	(29)	87
Loss (gain) on derivative instrument, unexercised Crown warrants	(83)	1,942	244	(301)
Loss before income taxes	(173)	(2,332)	(612)	(324)
Income tax benefit	87	133	125	213
Net loss	$ (86)	$(2,199)	$ (487)	$ (111)
Basic and diluted loss per common share	$(0.00)	$ (0.05)	$(0.01)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	46,057	40,549	46,031	40,490

See Notes to Unaudited Condensed Consolidated Financial Statements.


CROWN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six months ended June 30,
	2006	2005
Operating activities:
Net loss	$ (487)	$ (111)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5	7
Deferred income taxes	(125)	(213)
Loss (gain) on derivative instrument	244	(301)
(Gain) loss on investment in Solitario Resources Corporation	(29)	87
Changes in operating assets and liabilities:
Prepaid expenses and other	(107)	(60)
Accounts payable and other current liabilities	(53)	7
Net cash used in operating activities	(552)	(584)
Investing activities:
Additions to mineral properties	(75)	(1,724)
Additions to other assets	(1)	(29)
Net cash used in investing activities	(76)	(1,753)
Financing activities:
Proceeds from issuance of common stock on exercise of warrants	214	-
Proceeds from sale of common stock	-	1,000
Proceeds from the issuance of convertible debenture	-	10,000
Net cash provided by financing activities	214	11,000
Net (decrease) increase in cash and cash equivalents	(414)	8,663
Cash and cash equivalents, beginning of period	1,649	2,081
Cash and cash equivalents, end of period	$ 1,235	$ 10,744
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Non-cash transactions:
Non-cash interest capitalized	353	173
Common stock, issued on cashless exercise of warrants	-	720
(Increases) decreases in additions to mineral properties on account	173	(532)
Increase in mineral properties for invoices paid directly to third party vendors by Kinross	857	-

See Notes to Unaudited Condensed Consolidated Financial Statements.


CROWN RESOURCES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Business and Significant Accounting Policies

General

        The accompanying condensed consolidated financial statements of Crown Resources Corporation and its subsidiaries (collectively "Crown") for the three and six months ended June 30, 2006 and 2005 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Crown's Annual Report on Form 10-K/A for the year ended December 31, 2005. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for the adoption of EITF 05-8, discussed below.

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

          Crown has historically derived its revenues principally from interest income and the option and sale of property interests and to a lesser extent from payments on royalty interests and the sale of its share of gold produced from its properties.

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

          Crown currently has limited financial resources and is not engaged directly in any significant exploration or development activity other than at its Buckhorn Mountain Project. Crown's current objective is to complete the permitting process for development of the Buckhorn Mountain Project in conjunction with Kinross (see Note 2). Unless Crown is successful in this objective, it is unlikely that Crown will be in a position in the foreseeable future to pursue additional exploration or development projects. Furthermore, in the event the Merger with Kinross is not consummated, Crown will need significant additional financial resources to develop the Buckhorn Mountain Project and there is no assurance that it will be able to obtain such financial resources. Crown currently estimates the initial capital cost for the Buckhorn Mountain Project will require up to $32.6 million. Based upon Crown's current business plan, Crown estimates its current financial resources are sufficient to fund its operations through the second quarter of 2007.

Recent Developments

          On July 14, 2006, Crown executed a loan agreement (the "Loan Agreement") and a related promissory note (the "Note") to Kinross Gold (USA) Corporation, a wholly-owned subsidiary of Kinross Gold Corporation for $2,000,000. The Note has a three-year term, pays interest at 11.25% per annum from July 14, 2006, with payments due quarterly on the first day of January, April, July, and October of each year. Pursuant to the terms of the Loan Agreement, the proceeds of the Note are to be used to exercise an option to terminate the net smelter royalty due Battle Mountain Gold Company ("BMG"), a wholly-owned subsidiary of Newmont Mining Corporation ("Newmont"), which was completed on July 17, 2006.

          On July 17, 2006, Crown notified BMG that it would exercise its option to acquire an outstanding net smelter royalty on Crown's Buckhorn Mountain Project. Concurrent with the notification, Crown paid Newmont $2,000,000 in accordance with the terms of the option. Upon receipt of the $2,000,000 payment, BMG provided Crown with a Royalty Reconveyance Deed, effectively terminating the net smelter royalty as of July 17, 2006.

          On June 13, 2006, a warrant holder exercised a warrant for 285,714 shares on a cash basis by paying Crown $214,000. As a result, Crown distributed 32,927 Retained Shares (as defined below) and reduced its investment in
Solitario and its unexercised warrant liability by $77,000 for the fair value of the Retained Shares distributed and recorded and increase in additional paid-in capital, with a corresponding decrease in Crown's unexercised warrant liability of $634,000 for the fair value of the Crown common stock issued upon the exercise of the warrant.

The Merger

          As further discussed in Note 2, on November 20, 2003, Crown executed a definitive agreement entitled


"Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares (the "Exchange Ratio") of Kinross common stock at closing.

          On August 2, 2006, Crown announced that a meeting date of August 31, 2006 had been set for shareholders of record as of July 20, 2006 to consider the approval of the Merger Agreement. An affirmative vote of two-thirds of Crown shareholders are required to approve the Merger Agreement.

          On February 24, 2006, Crown and Kinross executed the fifth amendment to the Merger Agreement which (i) extended the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduced the exchange ratio to 0.32 shares of Kinross stock and (iv) provided that if the merger is not completed by July 1, 2006 Kinross will loan Crown $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

          Previously, on May 31, 2005, Crown and Kinross executed the fourth amendment to the merger agreement which (i) extended the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from May 31, 2005 to March 31, 2006, (ii) increased the Exchange ratio to 0.34 shares of Kinross common stock, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provided that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005 and (v) provided that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third party invoices received by Crown after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. The Convertible Debenture was funded and issued on June 20, 2005. A majority of the funds from the Convertible Debenture were used to pay the dividend of $0.21 per share on July 26, 2005. Crown is not required to repay Kinross for the amounts Kinross has paid for third-party permitting and development costs under this amendment under any circumstance. Crown capitalizes these third-party permitting and development costs as they are for the benefit of the Buckhorn Mountain Project. Crown records all amounts capitalized as additional paid-in capital and records all accrued third party invoices which have not yet been paid as either accounts payable or accrued liabilities with an offsetting receivable in stockholders' equity. As a result of the May 31, 2005 amendment, as of June 30, 2006, Crown has recorded an increase in mineral properties of $3,101,000 for permitting and other related costs on invoices received after June 1, 2005 paid by Kinross which has been recorded as a capital contribution to paid-in capital. Through June 30, 2006 Kinross has paid $2,786,000 of those costs and Crown has recorded a receivable from Kinross of $315,000 as of June 30, 2006 in stockholders equity for the balance.

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

Spin-off of Solitario Stock

        On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 shares of Solitario common stock (the "Retained Shares") for the benefit of its warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 995,229 Retained Shares upon the exercise of warrants and at June 30, 2006 had 3,077 Retained Shares. Although Crown claims no beneficial ownership in the Retained Shares, Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and six months ended June 30, 2006, Crown recorded a gain on its investment in Retained Shares of $15,000 and $29,000, respectively compared to a gain (loss) of $13,000 and $(87,000) during the three and six months ended June 30, 2005. In addition, Crown retained 93 Solitario shares, from fractional shares, which Crown intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. Prior to July 26, 2004, Crown recorded its investment in Solitario under the equity method of accounting.

Net (loss) Income Per Common Share

          The net (loss) income per common share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share ("EPS")." Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Basic and diluted EPS were the same for the three and six months ended June 30, 2006 and the six months ended June 30, 2005 because the effect of all potential common stocks was antidilutive as further described below.

          Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the


"treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Potentially dilutive common shares are excluded from the computations in loss periods, as their effect would be antidilutive.  As of June 30, 2006 and 2005 Crown had warrants, which could be exercised for 26,663 and 7,671,906 common shares, respectively, at an exercise price of $0.75 per share that have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the three and six months ended June 30, 2006 and 2005, as they are antidilutive. Also outstanding at June 30, 2006 and 2005 was the Convertible Debenture issued to Kinross on June 20, 2005, which is convertible into 5,800,000 Crown common shares. These potentially dilutive shares were excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations for the three and six months ended June 30, 2006 and 2005, because they are antidilutive.

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

          In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," ("EITF No. 05-8"). EITF No. 05-8 provides that the issuance of convertible debt with a beneficial conversion feature results in a book/tax basis difference that should be accounted for as a temporary difference for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." EITF No. 05-08 further provides that the recognition of deferred taxes for the temporary difference should be recorded as an adjustment to additional paid-in capital, and that the recognition of deferred taxes for this temporary difference will not impact the income statement and the effective tax rate. Crown adopted EITF No. 05-8 on January 1, 2006, which requires retrospective application in accordance with SFAS No. 154, discussed below. As a result of adoption of EITF No. 05-8, Crown recorded a deferred tax liability of $552,000, with a corresponding charge to additional paid-in capital on a retrospective basis as of December 31, 2005, related to the deferred tax effects for the temporary book/tax difference on the $1,624,000 beneficial conversion feature recorded upon the issuance of the Convertible Debenture. The adoption of EITF No 05-8 has had no effect on the statement of operations for the three and six months ended June 30, 2006 or for the year ended December 31, 2005 as Crown has capitalized all of its interest cost, including interest for amortization of its beneficial conversion feature. Accordingly, no retrospective adjustment is necessary for results of operations, cash flows or retained earnings as a result of the adoption of EITF 05-8. Upon the future recognition of the capitalized interest related to the amortization of the beneficial conversion feature, Crown will record an income tax benefit in the period of recognition. The Convertible Debenture was not outstanding during the first half of 2005. Accordingly, there was no capitalization of interest or deferred tax effects related to the beneficial conversion feature during the first half of 2005.

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


          On August 2, 2006, Crown announced that a meeting date of August 31, 2006 had been set for shareholders of record as of July 20, 2006 to consider the approval of the Merger Agreement. An affirmative vote of two-thirds of Crown shareholders are required to approve the Merger Agreement.

          On February 24, 2006, Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduce the exchange ratio to 0.32 shares of Kinross stock and (iv) provide that if the merger is not completed by July 1, 2006 Kinross will loan Crown $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project.

          On May 31, 2005, Crown and Kinross amended the Merger Agreement to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the Exchange Ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by Crown (the "Convertible Debenture") on or before June 20, 2005, and (v) provide that if Crown paid a dividend of up to $0.21 per share to its shareholders, Kinross would reimburse Crown upon the payment of certain third-party permitting and development invoices for Crown's Buckhorn Mountain Project received by Crown after June 1, 2005. Crown is not required to repay Kinross for the amounts Kinross has paid for third-party permitting and development costs under this amendment under any circumstance. Crown capitalizes these third-party permitting and development costs as they are for the benefit of the Buckhorn Mountain Project. Crown records all amounts capitalized as additional paid-in capital and records all accrued third-party invoices which have not yet been paid as either accounts payable or accrued liabilities with an offsetting receivable in stockholders' equity. During the three and six months ended June 30, 2006 Crown recorded an increase in mineral properties of $446,000 and $683,000 which have been recorded as a capital contribution to paid-in capital. Crown has recorded an increase in mineral properties of $3,101,000 for permitting and other related costs on invoices received after June 1, 2005, which have been recorded as a capital contribution to paid-in capital. Through June 30, 2006 Kinross has paid $2,786,000 of those costs since June 1, 2005 and Crown has recorded a receivable from Kinross of $315,000 as of June 30, 2006 in stockholders equity for the balance. Crown had a contingent receivable of $926,000 as of June 30, 2005 from Kinross for permitting costs on accrued costs and invoices received after June 1, 2005 pending the payment in July 2005 of the dividend discussed above, when Crown recorded the receivable, in stockholder's equity, as a capital contribution to additional paid-in capital.

          The Convertible Debenture was issued on June 20, 2005 and has a term of five years, an interest rate of 4% payable annually with a provision to forego the payment of interest for the first two annual payments until the date of the third annual payment, at Crown's election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million shares of Crown, plus shares for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by Crown, Crown shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of Crown's common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of Crown's common stock. The discount is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $77,000 and $153,000, respectively to the Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the three and six months ended June 30, 2006. Crown capitalized interest cost of $159,000 to the Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the three and six months ended June 30, 2005. Crown used the majority of the proceeds from the sale of the Convertible Debenture to pay a dividend of $0.21 per share on July 26, 2005 to holders of record of Crown common stock as of July 14, 2005. In addition, Crown capitalized accrued interest of $100,000 and $200,000 for interest on the Convertible Debenture for the three and six months ended June 30, 2006 and capitalized accrued interest of $11,000 for interest on the Convertible Debenture for the three and six months ended June 30, 2005.

          Either Kinross or Crown may terminate the Merger Agreement upon the occurrence of a material breach of the agreement by the other party as defined in the Merger Agreement.

          Additionally, holders of unexercised warrants to purchase shares of Crown common stock have the right to elect to exchange the warrant for 0.34 shares of Kinross common stock for each share of Crown common stock that would have been issued on the exercise of the warrant immediately prior to the effective date of the Merger on a cashless basis, or absent making this election, the warrant will represent the right to acquire Kinross common shares in accordance with the terms and conditions of the warrant as amended pursuant to the Merger Agreement. Crown had warrants outstanding which are exercisable for up to 26,663 and 312,377 shares, respectively, as of June 30, 2006 and December 31, 2005 with an exercise price of $0.75 per share and which expire in October 2006. See discussion of the unexercised warrant


liability in Note 4.

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

          In order to effect the Plan on the Effective Date, Crown entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of June 30, 2006, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the disbursing agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent for Crown Stock it held on behalf of the unexchanged Debentures on July 26, 2005), 68,589 shares of Crown common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of Crown common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of Crown common stock from exercised warrants to acquire 68,589 shares of our common stock which were exercised in July 2005. The Debenture holders have until June 2007 to present their certificates to the Disbursing Agent, at which time the Disbursing Agent will deliver to Crown any undistributed cash and Crown common stock.

4.         Unexercised warrant liability

           On July 1, 2004, as a result of declaring, as a dividend, the distribution of Crown's 9,633,585 shares of Solitario common stock, the classification of Crown's warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, Crown recorded the fair value of the warrants as unexercised warrant liability as of July 1, 2004, with subsequent increases and decreases in the fair value of the warrant recorded in the statement of operations as gain or loss on derivative instruments. In addition, upon exercise of any Crown warrants, Crown reduces its investment in retained shares of Solitario for the fair value of any Retained Shares distributed, records the fair value of any shares of Crown common stock issued as stockholders' equity and reduces the unexercised warrant liability by the fair value of the warrants exercised. During the three and six months ended June 30, 2006, Crown recorded a (loss) gain on derivative instrument of $83,000 and $(244,000), respectively, compared to a (loss) gain on derivative instrument of $(1,942,000) and $301,000 for the three and six months ended June 30, 2005, related to increase and decrease, respectively in the fair value of the unexercised warrants. On June 13, 2006, a warrant holder exercised a warrant for 285,714 shares on a cash basis by paying Crown $214,000. As a result, Crown distributed 32,927 Retained Shares and reduced its investment in
Solitario Resources and its warrant liability by $77,000 for the fair value of the Retained Shares distributed and recorded an increase in additional paid-in capital, with a corresponding decrease in Crown's unexercised warrant liability of $634,000 for the fair value of the Crown common stock issued upon the exercise of the warrant. There were no warrant exercises in the three and six months ended June 30, 2005.


          At June 30, 2006, there are unexercised warrants for 26,663 Crown common shares. Crown has recorded an unexercised warrant liability of $75,000, which includes $8,000 classified as a current liability for the portion of the unexercised warrant liability which will be settled by the Retained Shares to be distributed and $67,000 for the fair value of the unexercised warrant liability which will be settled in shares of Crown common stock, classified as non-current. The fair values for the Retained Shares are based upon quoted market prices and the fair value of the Crown shares of common stock issuable under the warrants have been determined using a Black-Scholes option-pricing model.

5.          Related Party Transactions

         Crown executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each share of Crown's outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing, which was subsequently amended to extend the termination date to December 31, 2006 and increase to 0.32 the Kinross shares exchanged for each share of Crown common stock. On January 18, 2005 Kinross acquired 511,640 shares of Crown common shares for $1,000,000. On June 20, 2005, we issued the $10,000,000 Convertible Debenture to Kinross. Crown recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, which is being amortized over the stated term of the Convertible Debenture. Crown capitalized interest cost of $77,000 and $153,000 to its Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the three and six months ended June 30, 2006. Crown accrued $100,000 and $200,000 of interest on the Convertible Debenture for the three and six months ended June 30, 2006 which was capitalized to Crown's Buckhorn Mountain Project. During the three and six months ended June 30, 2006 Crown recorded an increase in mineral properties of $446,000 and $683,000 which have been recorded as a capital contribution to additional paid-in capital. Crown has recorded an increase in mineral properties of $3,101,000 for third-party permitting costs on invoices received after June 1, 2005, which have been recorded as a capital contribution to paid-in capital. Through June 30, 2006 Kinross has paid $2,786,000 of those costs since June 1, 2005 and Crown has recorded a receivable from Kinross of $315,000 as of June 30, 2006 in stockholders equity for the balance. On July 14, 2006, Crown executed a Loan Agreement and Note to Kinross for $2,000,000. The Note has a three-year term, pays interest at 11.25% per annum from the July 14, 2006, with payments due quarterly on the first day of each January, April, July, and October in each year. Pursuant to the terms of the Loan Agreement, the proceeds of the Note are to be used to exercise an option to terminate the net smelter royalty due BMG, which was completed on July 17, 2006.

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown's activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $89,000 and $175,000 for the three months and six months ended June 30, 2006, respectively. Management service fees paid by Solitario were $99,000 and $201,000 for the three months and six months ended June 30, 2005, respectively. Solitario and Crown have continued to operate under the management and technical services agreement subsequent to the spin-off. If the Kinross merger is completed Crown and Solitario are expected to terminate the management and technical services agreement.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, Crown distributed 995,229 Retained Shares upon the exercise of warrants and at June 30, 2006 had 3,077 Retained Shares. Crown carries its investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and six months ended June 30, 2006, Crown recorded a gain on its investment in Retained Shares of $15,000 and $29,000, respectively, compared to a gain (loss) of $13,000 and $(87,000), respectively, during the three and six months ended June 30, 2005. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the Retained Shares and fractional shares, Crown will no longer own any shares of Solitario.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be


subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminated on June 25, 2006.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of June 30, 2006, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.3% of the outstanding shares of Crown common stock.

          As of June 30, 2006, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.1% of the outstanding shares of Crown.

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

         A reconciliation of expected federal income tax benefit from operations at the U.S. statutory rates with the (expense) benefit for income taxes is as follows:
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Income tax benefit at statutory rates	$ 59	$ 793	$ 208	$ 110
Nondeductible (loss) gain on unexercised Crown warrants	28	(660)	(83)	103
Income tax benefit	$ 87	$133	$125	$213

7.          Subsequent Events

          On July 14, 2006, Crown executed a loan agreement (the "Loan Agreement") and a related promissory note (the "Note") to Kinross Gold (USA) Corporation, a wholly-owned subsidiary of Kinross Gold Corporation for $2,000,000. The Note has a three-year term, pays interest at 11.25% per annum from the July 14, 2006, with payments due quarterly on the first day of each January, April, July, and October in each year. Pursuant to the terms of the Loan Agreement, the proceeds of the Note are to be used to exercise an option to terminate the net smelter royalty due Battle Mountain Gold Company ("BMG"), a wholly-owned subsidiary of Newmont Mining Corporation ("Newmont"), which was completed on July 17, 2006.

          On July 17, 2006, Crown notified BMG that it would exercise its option to acquire an outstanding net smelter royalty on Crown's Buckhorn Mountain Project. Concurrent with the notification, Crown paid Newmont $2,000,000 in accordance with the terms of the option. Upon receipt of the $2,000,000 payment, BMG provided Crown with a Royalty Reconveyance Deed, effectively terminating the net smelter royalty as of July 17, 2006.

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

          Our capitalized mineral property and mineral interests relate entirely to our Buckhorn Mountain Project, located in the State of Washington. We are currently developing the Buckhorn Mountain Project, which includes permitting efforts to build and operate an underground mine and to truck the ore extracted from the Buckhorn Mountain Project to the Kettle River mill, located approximately 52 miles from the Buckhorn Mountain Project. Kinross Gold Corporation, a Canadian corporation ("Kinross") owns the Kettle River mill. In December 2003, we entered into a toll-milling agreement with Kinross to facilitate the processing of the Buckhorn Mountain Project ore. As of June 30, 2006, our mineral reserves at the Buckhorn Mountain project, pursuant to a feasibility study prepared by an independent mining consulting firm, are 3,075,000 tons of ore at a grade of 0.32 ounces of gold per ton, for a total reserve of 991,000 ounces of gold. The vast majority of our current and near-term efforts are related to this development effort at the Buckhorn Mountain Project as well as the completion of the Merger and Spin-off, discussed below.

          As further described in Note 2 to our unaudited condensed financial statements, on November 20, 2003 we executed a definitive agreement to merge with Kinross (the "Merger"). The Merger was amended on February 24, 2006 and is subject to the approval of two thirds of our shareholders and customary closing conditions.

(b.)     Recent Financing Transactions

          On August 2, 2006, we announced that a meeting date of August 31, 2006 had been set for shareholders of record as of July 20, 2006 to consider the approval of the Merger Agreement. An affirmative vote of two-thirds of our shareholders are required to approve the Merger Agreement.

          On July 14, 2006, we executed the Loan Agreement the related Note to Kinross for $2,000,000. The Note has a three-year term, pays interest at 11.25% per annum from the July 14, 2006, with payments due quarterly on the first day of each January, April, July, and October in each year. Pursuant to the terms of the Loan Agreement, the proceeds of the Note are to be used to exercise an option to terminate the net smelter royalty due BMG, which was completed on July 17, 2006.

          On July 17, 2006, we notified BMG that it would exercise its option to acquire an outstanding net smelter royalty on Crown's Buckhorn Mountain Project. Concurrent with the notification, we paid Newmont $2,000,000 in accordance with the terms of the option. Upon receipt of the $2,000,000 payment, BMG provided us with a Royalty Reconveyance Deed, effectively terminating the net smelter royalty as of July 17, 2006.

          On June 13, 2006, a warrant holder exercised a warrant for 285,714 shares on a cash basis by paying us $214,000. As a result, we distributed 32,927 Retained Shares and reduced our investment in Solitario and its warrant liability by $77,000 for the fair value of the Retained Shares distributed and recorded and increase in additional paid-in capital, with a corresponding decrease in our unexercised warrant liability of $634,000 for the fair value of the our common stock issued upon the exercise of the warrant.

          On February 24, 2006 we amended the Kinross Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, (iii) reduce the exchange ratio to 0.32 shares of Kinross stock and (iv) provide that if the merger is not completed by July 1, 2006 Kinross will loan us $2,000,000 in a three year note with the proceeds to be used to extinguish an existing third party net smelter royalty at the Buckhorn Mountain Project. On May 31, 2005, we amended the Merger Agreement with Kinross to (i) extend the Termination Date from May 31, 2005 to March 31, 2006, (ii) increase the exchange ratio to 0.34 shares, (iii) put a valuation collar on the transaction whereby the maximum value of Kinross common shares to be issued to Crown shareholders (excluding any Crown common shares held by Kinross) is $110 million and the minimum value is $77.5 million, (iv) provide that Kinross would invest in a $10 million convertible debenture issued by us (the "Convertible Debenture") on or before June 20, 2005 and (v) provide that if we paid a dividend of up to $0.21 per share to our shareholders, Kinross would reimburse us upon the payment of certain third party invoices received by us after June 1, 2005 for permitting and development of Crown's Buckhorn Mountain Project. We are not required to repay Kinross for the amounts Kinross has paid for third-party permitting and development costs under this amendment under any


circumstance. We capitalize these third-party permitting and development costs as they are for the benefit of the Buckhorn Mountain Project. We record all amounts capitalized as additional paid-in capital and records all accrued third party invoices which have not yet been paid as either accounts payable or accrued liabilities with an offsetting receivable in stockholders' equity. During the three and six months ended June 30, 2006 we recorded an increase in mineral properties of $446,000 and $683,000 which have been recorded as a capital contribution to paid-in capital. We have recorded an increase in mineral properties of $3,101,000 for permitting and other related costs on invoices received after June 1, 2005, which have been recorded as a capital contribution to paid-in capital. Through June 30, 2006 Kinross has paid $2,786,000 of those costs since June 1, 2005 and we have recorded a receivable from Kinross of $315,000 as of June 30, 2006 in stockholders equity for the balance.

          On June 20, 2005 we issued the Convertible Debenture which has a term of five years, an interest rate of 4% payable annually with a provision to forego interest for the first two annual payments, at our election. The Convertible Debenture is convertible at Kinross' option any time after September 30, 2005 and prior to maturity into 5.8 million of our shares of common stock, plus shares of our common stock for any accrued interest. In the event the Merger Agreement is terminated other than as a result of a default by us, we shall have the right to convert all amounts due under the Convertible Debenture by providing 30 days prior notice to Kinross. Any shares issued upon conversion of the Convertible Debenture, or any portion thereof, will be restricted stock. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, representing the difference between the market price of our common stock on June 20, 2005 of $2.00 and the conversion price of $1.72 per share of our common stock. The discount is being amortized as interest cost over the stated term of the Convertible Debenture as interest cost. We capitalized interest cost of $77,000 and $153,000, respectively, from amortization of the discount to our Buckhorn Mountain Project development costs during the three and six months ended June 30, 2006, compared to capitalized interest cost from the amortization of the discount of $159,000 for the three and six months ended June 30, 2005. In addition, we recorded $100,000 and $200,000, respectively, of interest on the Convertible Debenture for the three and six months ended June 30, 2006, compared to $11,000 for the three and six months ended June 30, 2005, which has also been capitalized to Buckhorn Mountain Project development costs.

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

          In order to effect the Plan on the Effective Date, we entered into a Custody and Disbursing Agreement with the Disbursing Agent as well as trust indentures with Deutsche Bank Trust Company, Americas, as Trustee on the Secured Notes and with Wells Fargo Bank Minnesota, N.A. as Trustee on the Subordinated Notes. As of July 1, 2006, $180,000 in Debenture certificates have not been presented. If all of these Debentures are presented, the Disbursing Agent will distribute $12,000 in cash (plus the dividend paid to the Disbursing agent on behalf of unexchanged Debentures on July


26, 2005), 68,589 shares of our common stock from the converted Secured Notes (plus accrued interest since June 11, 2002), 64,000 shares of our common stock from the converted Subordinated Notes (plus accrued interest since June 11, 2002), and 42,996 shares of our common stock from the exercise of warrants to acquire 68,589 shares of our common stock which were exercised in July 2005. The Debenture holders have until June 2007 to present their certificates, at which time any undistributed cash, stock and warrants will revert to us.

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

Three months ended June 30, 2006 compared to June 30, 2005

          For the three months ended June 30, 2006 we had a net loss of $86,000, or $0.00 per basic and diluted share, compared to net loss of $2,199,000, or $0.05 per basic and diluted share for the three months ended June 30, 2005. The change from loss in 2005 to a loss in 2006 is primarily due to the recognition of a gain of $83,000 on derivative instrument during the three months ended June 30, 2006 compared to a loss of $1,942,000 during the three months ended June 30, 2005. In addition during the three months ended June 30, 2005, general and administrative costs were reduced to $283,000 in the second quarter of 2006 compared to $418,000 during the second quarter of 2005 when we incurred additional legal and consulting fees related to the Merger Agreement and the spin-off of Solitario, which we did not have during 2006. Each of these items is discussed in more detail below.

          On July 1, 2004, as a result of declaring, as a dividend, the distribution of our 9,633,585 shares of Solitario common stock, the classification of our warrants changed from an equity derivative instrument to that of a liability derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, on July 1, 2004 we recorded an unexercised warrant liability of $16,107,000 for the fair value of the securities to be delivered to the warrant holders upon the exercise of their warrants, with a corresponding charge to additional paid-in capital. All subsequent increases and decreases in the fair value of the warrant are recorded in the statement of operations as gain or loss on derivative instruments. During the three months ended June 30, 2006, Crown recorded a gain on derivative instrument of $83,000, related to the decrease in the fair value of the unexercised warrants as determined by the Black-Scholes option pricing model. This increase was primarily related to a decrease in the underlying price of our common stock from $3.30 per share at March 31, 2006 to $2.97 per share at June 13, 2006, the date at which a warrant for 285,714 shares was exercised. As a result of the exercise, we recorded a reduction fair value for that warrant, since March 31, 2006 related to the change in the fair value of our shares issued of approximately $99,000 as a gain on derivative instrument. We concurrently recorded an increase in the fair value of the warrant of $14,000 related to the Retained Shares distributed on the exercise of the warrant. The remaining increase of $2,000 during the second quarter of 2006 in the fair value of our warrants for 26,663 shares was primarily related in an increase in the underlying price of our common stock to $3.35 per share as of June 30, 2006. During the three months ended June 30, 2005, Crown recorded a loss on derivative instrument of $1,942,000, related to the increase in the fair value of the unexercised warrants. This increase was primarily related to an increase in the underlying price of our common stock from $1.74 per share at March 31, 2005 to $2.12 per share at June 30, 2005. We expect any future gains or losses on derivative instruments that we will recognize on our unexercised warrant liability will be significantly reduced in the future as we only have warrants for 26,663 shares remaining unexercised as of June 30, 2006.

          On July 26, 2004, we completed a spin-off of Solitario's shares to its shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each of our shares they owned. We carry our investment in the Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three months ended June 30, 2006, we recorded a gain of $15,000 on our investment in the Retained Shares compared to a gain of $13,000 in the first quarter of 2005. The increase in the value of our investment in the Retained Shares relates to an increase in the quoted market price of Solitario shares to Cdn$2.59 at June 13, 2006, when we


distributed 32,927 of our Retained Shares upon the exercise of the warrant discussed above, compared to a market price of Cdn$2.25 per share at March 31, 2006. See Note 5 to our unaudited condensed financial statements. We expect any future gains or losses on our investment in Retained Shares will be determined by changes in the quoted market price of Solitario common stock.

          General and administrative expenses decreased to $283,000 in the three months ended June 30, 2006 compared to $418,000 in the same period of 2005, primarily as a result of additional legal and accounting fees during the second quarter of 2005. These fees primarily related to the amendment of our Merger Agreement completed on May 31, 2005 and totaled $118,000, compared to legal and accounting fees of $79,000 in the same period of 2006. In addition we recorded consulting fees of $44,000 to the consulting firm Howard Fraser Baker Elliott during the second quarter of 2005 for the determination of the fair value of our Solitario shares distributed in the spin-off of Solitario and there were no similar fees during 2006. Salary expense was reduced by approximately $46,000 in 2006 compared to the first six months of 2005, due to a reduction in employees at our Buckhorn Mountain Project. Modest increases in medical costs, travel and shareholder relation costs accounted for the remaining increase in general and administrative costs in the second quarter of 2006 compared to the same period of 2005. If our pending Merger with Kinross is not completed we expect our 2006 full-year general and administrative costs to increase in 2007 as a result of expected increased activity related to the ongoing permitting at Buckhorn Mountain, currently being conducted by Kinross.

          We recorded an income tax benefit of $87,000 during the three months ended June 30, 2006 compared to an income tax benefit of $133,000 in the second quarter of 2005. Deferred tax expense and (benefit) at statutory rates of $28,000 and $(660,000), respectively, were not provided on the gain (loss) on derivative instrument - unexercised Crown warrants of $83,000 and $(1,941,000), respectively, for the three months ended June 30, 2006 and 2005, which is not taxable for tax purposes and is treated as a permanent difference for which no deferred tax expense is provided. The remaining change in deferred taxes was related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2006 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

Six months ended June 30, 2006 compared to June 30, 2005

          For the six months ended June 30, 2006, we had a net loss of $487,000, or $0.01 per basic and diluted share, compared to net loss of $111,000, or $0.00 per basic and diluted share for the six months ended June 30, 2005. The increase in net loss in 2006 is primarily related to an increase in the loss on unexercised warrants to $244,000, during the first half of 2006 compared to gain of $301,000 during the first half of 2005. These amounts were primarily related to changes in the price of our common stock underlying our unexercised warrants. This increase was partially mitigated by a reduction in our general and administrative costs to $421,000 during the first six months of 2006 compared to $562,000 in the same period of 2004 as well as a gain on our investment in Solitario of $29,000 during the first six months of 2006 compared to a loss of $87,000 during the first six months of 2005. Each of these items is discussed in more detail below.

          During the six months ended June 30, 2006, Crown recorded a loss on derivative instrument of $244,000, related to the increase in the fair value of the unexercised warrants as determined by the Black-Scholes option pricing model. This compared to a gain on derivative instrument of $301,000 during the six months ended June 30, 2006. This change was primarily related to an increase in the underlying price of our common stock from $2.30 per share at December 31, 2005 to $2.97 per share at June 13, 2006, the date at which a warrant for 285,714 shares was exercised and we recorded the increase in the fair value for that warrant, since December 31, 2005 related to the issuance of our shares of approximately $191,000 as a loss on derivative instrument. We concurrently recorded an increase in the fair value of the warrant of $28,000 for the period from December 31, 2005 to June 13, 2006, the date of the exercise related to the Retained Shares distributed on the exercise of the warrant. The remaining increase of $25,000 during the second quarter of 2006 in the fair value of our warrants for 26,663 shares was primarily related in an increase in the underlying price of our common stock to $3.35 per share as of June 30, 2006, resulting in a loss on derivative instrument of approximately $25,000. During the six months ended June 30, 2005, Crown recorded a gain on derivative instrument of $301,000, related to the decrease in the fair value of the unexercised warrants.

          General and administrative expenses decreased to $421,000 in the six months ended June 30, 2006 from $562,000 during the same period of 2005, primarily as a result of increased legal and accounting costs of $162,000 in the first half of 2005 compared to legal and accounting costs of $102,000 during the first half of 2006. In addition we incurred $44,000 for professional services fees in 2005 for the valuation of our shares of Solitario distributed on July 26, 2004 as discussed above. Significant legal and accounting costs were incurred during the first half of 2005 related to the Merger Agreement which was amended on May 31, 2005. Other general and administrative costs were comparable during the six months ended June 30, 2006 and 2005. If our pending Merger with Kinross is not completed we expect our remaining 2006 general and administrative costs to be comparable to 2005 based upon expected salary and ongoing professional service costs related to the Merger.

          We recorded an income tax benefit of $125,000 in the six months ended June 30, 2006 compared to an income tax benefit of $213,000 during the same period of 2005. Deferred tax expense (benefit), at statutory rates of $(83,000) and $102,000, respectively, was not provided on the loss (gain) on derivative instrument - unexercised Crown warrants of


$(301,000) and $244,000, respectively, recorded during the first half of 2006 and 2005, which is not taxable for tax purposes and is treated as a permanent difference for which no deferred tax expense is provided. The remaining change related to the level of pre-tax income in both periods. If our pending Merger with Kinross is not completed, we anticipate offsetting any operating losses incurred in 2005 against our existing deferred tax liabilities at the statutory rate resulting in a tax benefit.

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

Six months ended June 30, 2006 compared to June 30, 2005

          Net cash used in operating activities decreased to $552,000 in the first six months of 2006 compared to $584,000 in the first six months of 2005. The primary reason for the decrease was a decrease in general and administrative costs, discussed above which was partially offset by the change in Crown's net payables to a reduction of $107,000 in net payables in the six months ended June 30, 2006 from a reduction in net payables of $60,000 during the six months ended June 30, 2005. In addition Crown's prepaid expenses, primarily related to its receivable from Solitario increased by $53,000 during the first six months of 2006 compared to a decrease (for cash received) in prepaid expenses of $7,000 in 2005. If our pending Merger with Kinross is not completed, we would expect our 2005 cash used in operating activities to be comparable to 2004, as a result of expected comparable general and administrative costs in 2005 compared to 2004.

          Net cash used in investing activities decreased to $76,000 in the first six months of 2006 compared to $1,753,000 in the first six months of 2005 as a result of significantly increased payments on accrued liabilities outstanding as of December 31, 2004 during the first six months of 2005 for additions to our Buckhorn Mountain Project. All of the expenditures during 2006 and 2005 were primarily related costs for permitting paid to the State of Washington for reviews of our Buckhorn Mountain Project feasibility study, which was prepared by Steffen Robertson and Kirsten, an independent mining and consulting firm ("SRK"). All our interest cost of $353,000 and $173,000, respectively, was capitalized during the first half of 2006 and 2005. None of our interest cost was paid in cash during the first half of 2006 and 2005. If our pending Merger with Kinross is not completed, we expect our future net expenditures at Buckhorn Mountain to be significantly reduced as we will be reimbursed by Kinross for the majority of those costs for the remainder of 2006.

          All interest costs, including non-cash interest costs, for the six months ended June 30, 2006 and 2005 have been capitalized as part of our development of the Buckhorn Mountain Project. We capitalized interest costs of $353,000 and $173,000 for the six months ended June 30, 2006 and 2005, respectively. Interest costs increased significantly during the first six months of 2006 compared to 2005 as a result of the issuance of the Convertible Debenture in June 2005. Our interest cost in the first six months of 2006 consisted of accrued interest of $200,000 on our Convertible Debenture and $153,000 for amortization of our beneficial conversion feature on our Convertible Debenture. Our interest cost in the first six months of 2005 consisted of the accretion of $3,000 on our Keystone note and accrued interest of $11,000 on our Convertible Debenture and $159,000 for amortization of our beneficial conversion feature on our Convertible Debenture. If our pending Merger with Kinross is not completed, we expect our 2007 net cash used in investing activities to increase compared to 2006 as we will be responsible for all of the permitting costs currently being paid by Kinross.

        Net cash provided by financing activities during the first six months of 2006 was $214,000 from the issuance of 285,714 shares of our common stock upon the exercise of a warrant, discussed above under recent financing transactions. During the first six months of 2005 net cash provided from financing activities was $11,000,000 from the issuance of 511,640 shares of our common stock to Kinross for $1,000,000 and the issuance of our $10,000,000 Convertible Debenture, both discussed above under recent financing transactions. If our pending Merger with Kinross is not completed, we will not have sufficient resources to meet the permitting and development costs subsequent to December 31, 2006, and will require significant new financial resources in order to develop the Buckhorn Mountain Project, which may be in the form of a joint venture, project or debt finance, or the issuance of equity. There is no assurance we will be able to obtain the necessary financial resources on acceptable terms, if at all.

          As of June 30, 2006 we believe we have adequate cash to fund our activities through the second quarter of 2007. We anticipate that the majority of the permitting activities at our Buckhorn Mountain Project will be completed by December 31, 2005 and any remaining permitting and development costs will be delayed until we secure additional financing as discussed above.

(f.)      Contractual obligations and planned expenditures

          We have budgeted $950,000 for permitting and development expenditures in 2006. Crown anticipates $925,000 of these costs will be reimbursed or paid by Kinross. If the Merger is not completed, any remaining permitting costs, and development costs would become our responsibility. If the Merger is not successful, we would plan that the ores from the Buckhorn Mountain Project will be trucked to Kinross' Kettle River Mill and will be processed in accordance with our


toll milling agreement with Kinross. The capital costs of the Buckhorn Mountain Project, through initial production, are currently estimated to be approximately $32.6 million, assuming the toll milling discussed above.

          Future contractual obligations and cash commitments at June 30, 2006 include the payment of; long-term debt, unpatented mining claim payments, and operating leases, as follows:

(in thousands)	2006	2007	2008	2009	2010+	Total
Convertible debenture	-	-	1,200	400	10,400	12,000
Long-term debt [1]	57	225	225	2,168	-	2,675
Unpatented mining claim payments [2]	17	17	17	17	17	85
Asset retirement obligation	-	-	-	-	60	60
Operating leases	18	-	-	-	-	18
Total commitments	$ 92	$242	$1,442	$2,585	$10,477	$14,838

(1)     Includes the $2,000,000 debt incurred as of July 14, 2006, discussed above under recent financing transactions.

(2)     Assumes continued payment of mining claim payments on existing mineral properties.

         Cash and cash equivalents amounted to $1,235,000 at June 30, 2006. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. Working capital at June 30, 2006 was $703,000.

(g.)      Related party transactions

          As discussed in (a) "Business Overview and (b) "Recent Financing Transactions above, we executed a definitive agreement entitled "Acquisition Agreement and Agreement and Plan of Merger" (the "Merger Agreement") with Kinross, whereby each of share of our outstanding common stock would have been exchanged for 0.2911 shares of Kinross common stock at closing, which has been subsequently amended to extend the termination date to December 31, 2006 and increase to 0.32 the Kinross shares exchanged for each share of our common stock. On January 18, 2005 Kinross acquired 511,640 shares of our common shares for $1,000,000. On June 20, 2005, we issued the $10,000,000 Convertible Debenture to Kinross. We recorded a beneficial conversion feature discount of $1,624,000 to additional paid-in capital, which is being amortized over the stated term of the Convertible Debenture. We capitalized interest cost of $77,000 and $153,000, respectively, to our Buckhorn Mountain Project from amortization of the beneficial conversion feature discount to development cost during the three and six months ended June 30, 2006. We accrued $100,000 and $200,000 of interest on the Convertible Debenture for the three and six months ended June 30, 2006 which was capitalized to our Buckhorn Mountain Project. During the three and six months ended June 30, 2006 we recorded an increase in mineral properties of $446,000 and $683,000, respectively, which have been recorded as a capital contribution to paid-in capital. We have recorded an increase in mineral properties of $3,101,000 for third-party permitting costs on invoices received since June 1, 2005, which have been recorded as a capital contribution to additional paid-in capital. Through June 30, 2006 Kinross has paid $2,786,000 of those costs since June 1, 2005 and we have recorded a receivable from Kinross of $315,000 as of June 30, 2006 in stockholders equity for the balance. On July 14, 2006, we executed a Loan Agreement and Note to Kinross for $2,000,000. The Note has a three-year term, pays interest at 11.25% per annum from the July 14, 2006, with payments due quarterly on the first day of each January, April, July, and October in each year. Pursuant to the terms of the Loan Agreement, the proceeds of the Note are to be used to exercise an option to terminate the net smelter royalty due BMG, which was completed on July 17, 2006.

          We provide management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses us for direct out-of-pocket expenses, payment of 25% of our corporate administrative costs for executive and technical salaries benefits and expenses, 50% of our corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of our corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by our management and employees on our activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Solitario's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $89,000 and $175,000 for the three months and six months ended June 30, 2006, respectively. Management service fees paid by Solitario were $99,000 and $201,000 for the three months and six months ended June 30, 2005, respectively. These fees are recorded as a reduction to general and administration costs. We continue to operate under the management and technical services agreement subsequent to the spin-off of Solitario. If the Kinross merger is completed we expect to terminate the management and technical services agreement.

          On July 26, 2004, we completed a spin-off of Solitario's shares to our shareholders, whereby each of our shareholders received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, on July 26, 2004, we retained 998,306 Retained Shares for the benefit of our warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, we distributed 995,229 Retained


Shares upon the exercise of warrants and at June 30, 2006, had 3,077 Retained Shares. We carry our investment in Retained Shares at fair value with changes in the fair value recorded in the statement of operations. During the three and six months ended June 30, 2006, we recorded a gain of $15,000 and $$29,000, respectively, on our investment in the Retained Shares compared to a gain (loss) of $13,000 and $(87,000), respectively, during the three and six months ended June 30, 2005. In addition, we retained 93 Solitario shares, from fractional shares, which we intend to sell. After the disposition of the Retained Shares and fractional shares, we will no longer own any shares of Solitario.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Solitario. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminated on June 25, 2006.

          Solitario has entered into a stockholder and voting agreement with Kinross, along with several of our directors, our executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of our common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of our common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of us by any person other than Kinross. As of June 30, 2006, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.3% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. As of June 30, 2006, Solitario owns 6,071,626 shares of our common shares or approximately 13.1% of our outstanding shares.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Solitario and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Solitario and us. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be among our directors and Mr. Herald, Mr. Maronick and Mr. Hunt will not be our officers.

(h.)      Critical Accounting Policies

Mineral Properties, net

          All of our capitalized costs included in Mineral Properties, net relate to the Buckhorn Mountain Project, a mineral property with proven and probable reserves. These costs will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as mineral property impairment in the period in which the determination is made. Interest costs are capitalized on mineral properties under development. Interest is capitalized by applying a weighted average interest rate, including the effect of any discounts, to the average capitalized costs during a period, up to a maximum of total interest costs incurred during the period. We capitalized all of our interest costs of $77,000 and $353,000, respectively, for the three and six months ended June 30, 2006. We capitalized all of our interest costs of $172,000 and $173,000, respectively, for the three and six months ended June 30, 2005, respectively. At June 30, 2006 and December 31, 2005 a total of $18,496,000 and $18,143,000, respectively, of interest costs have been capitalized as mineral properties, net, at our Buckhorn Mountain Project.

Exploration, amortization and impairment

          We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Upon identifying proven and probable reserves, we capitalize substantially all costs incurred including drilling, permitting and development as mineral property costs. Costs on mineral properties with proven and probable reserves which support development of proven and probable reserves or which expand existing proven and probable reserves are capitalized and amortized using the units-of-production method over the estimated life of the reserves. We regularly perform evaluations of our investment in mineral properties to assess the recoverability and the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in the three or six months ended June 30, 2006 or 2005.

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


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


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

          We have concluded that there were certain material weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2005. These weaknesses resulted in adjustments related to properly applying accounting principles generally accepted in the United States of America to the accounting for (i) deferred tax benefit related to its loss on derivative instrument - unexercised Crown warrants, (ii) deferred tax expense related to its spin-off of Solitario and (iii) additions to mineral properties on account for which payment had not been made in our statement of cash flows. The events cited in our Annual Report on Form 10-K/A that are the subject of the restatements described in Note 14 to the annual consolidated financial statements were the result of material weaknesses in our disclosure controls and procedures and our system of internal control over financial reporting, discussed below.

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


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

(k)      Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." We adopted SFAS No. 155 on January 1, 2006. The adoption of SFAS 155           In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," ("EITF No. 05-8"). EITF No. 05-8 provides that the issuance of convertible debt with a beneficial conversion feature results in a book/tax basis difference that should be accounted for as a temporary difference for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." EITF No. 05-08 further provides that the recognition of deferred taxes for the temporary difference should be recorded as an adjustment to additional paid-in capital, and that the recognition of deferred taxes for this temporary difference will not impact the income statement and the effective tax rate. We adopted EITF No 05-8 on January 1, 2006, which requires retrospective application in accordance with SFAS No. 154, discussed below. As a result of adoption of EITF No. 05-8, we recorded a deferred tax liability of $552,000, with a corresponding charge to additional paid-in capital on a retrospective basis as of December 31, 2005, related to the deferred tax effects for the temporary book/tax difference on the $1,624,000 beneficial conversion feature recorded upon the issuance of the Convertible Debenture. The amortization of interest cost related to the beneficial conversion feature, and the adoption of EITF No 05-8, has had no effect on the statement of operations for the three months ended June 30, 2006 or for the year ended December 31, 2005 as we have capitalized all of our interest cost, including interest for amortization of the beneficial conversion feature. Accordingly, no retrospective adjustment is necessary for results of operations, cash flows or retained earnings as a result of the adoption of EITF 05-8. Upon the future recognition of the capitalized interest related to the amortization of the beneficial conversion feature, we will record an income tax benefit in the period of recognition.


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

(a)     Equity Price Risks

          We have estimated that a hypothetical increase or decrease of ten percent in the equity price of our common stock will not materially increase or decrease the fair value of our unexercised warrant liability as of June 30, 2006.

          We have estimated that a hypothetical increase or decrease of ten percent in the equity price of Solitario common stock will not materially increase or decreased the fair value of our investment in Solitario or our unexercised warrant liability as of June 30, 2006.

(b)     Interest Rate Risks

          We have estimated that a hypothetical increase or decrease of ten percent in the risk-free interest rate used in our Black-Scholes option-pricing model will not increase or decrease the value of our future earnings and increase the fair value of our warrant liability as of June 30, 2006.

          Crown has no material interest rate risks related to its debt instruments as of June 30, 2006 as its Convertible Debenture has a fixed interest rate.

(c)     Fluctuations in Commodity Prices

          We are also exposed to commodity price risks for changes in the price of precious and base metals insofar as such changes may affect the economic viability of our exploration and development projects. A change of 10% in the price of gold, silver or zinc would not have had a material change in our assets, liabilities or net income. Given that our feasibility study for the Buckhorn Mountain Project utilized a gold price of $350 per ounce and that the closing gold price on June 30, 2005 was $614 per ounce, a 10% change in the price of gold would not require a revision of our reported reserves, costs or capitalized costs related to Buckhorn Mountain.

Item 4.   Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of June 30, 2006.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weaknesses in our disclosure controls and procedures that caused our system of disclosure controls and procedures to be ineffective as of June 30, 2006, as discussed below. During the quarter ended June 30, 2006, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

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


accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          During the six months ended June 30, 2006 and subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we identified matters that resulted in adjustments that had a material effect on our Company's financial reporting process. We determined we had (i) incorrectly recognized a deferred tax benefit related to our loss on derivative instrument - unexercised Crown warrants, (ii) incorrectly recorded deferred tax expense related to our spin-off of Solitario related to our retained shares and (iii) incorrectly accounted for additions to mineral properties on account for which payment had not been made in our statement of cash flows. Such adjustments are the result of a material weakness in both the design or operation of our disclosure controls and procedures and the implementation of generally accepted accounting principles. We believe that these matters constitute a material weakness in internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. All of these adjustments are recorded in our restated consolidated financial statements for the year ended December 31, 2004 filed on our 2005 Annual Report on Form 10-K/A with the Securities and Exchange Commission on July 14, 2006.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policies and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the six months ended June 30, 2006, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and begun the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls, and even upon completion of such review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that the material weaknesses, significant deficiencies and deficiencies in our system of internal control over financial reporting identified above caused our system of internal control over financial reporting to be ineffective as of June 30, 2006. During the quarter ended June 30, 2006, other than the steps taken above, there were no significant changes to our system of internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
          None

Item 1A. Risk Factors
          There have been no material changes from our risk factors as previously disclosed in our 2005 Form 10-K/A.

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

CROWN RESOURCES CORPORATION
August 10, 2006 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer